Form 10-Q
period 1995-03-31
AMERICAN LOCKER GROUP INC
filed 1995-05-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   0-439

                     American Locker Group Incorporated
      _______________________________________________________________
     (Exact name of small business issuer as specified in its charter)

          Delaware                         16-0338330
____________________________     _______________________________
(State of other jurisdiction     (I.R.S. Employer Identification
of incorporation or              Number)
organization)

              15 West Second Street, Jamestown, New York  14701
      ________________________________________________________________
                  (Address of principal executive offices)
                                 (Zip Code)

                              (716) 664-9600
      ________________________________________________________________
            (Registrant's telephone number, including area code)

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___   No ___                   Not Applicable

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: MAY 1, 1995

                   Common Stock $1.00 par value - 858,876
Transitional Small Business Disclosure (check one) Yes ___  No  X

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                       March 31,  December 31,
                                         1995         1994
                                     ___________  ____________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $   388,739   $   315,685
  Accounts receivable, less
    allowance for doubtful accounts
    (1995 $75,967; 1994 $65,900)       2,818,886     4,070,723
  Inventories                          2,991,402     2,105,537
  Notes receivable                       116,173       128,779
  Prepaid expenses                       184,149       187,001
  Deferred income taxes                  502,075       502,047
                                     ___________   ___________
TOTAL CURRENT ASSETS                   7,001,424     7,309,772

PROPERTY, PLANT AND EQUIPMENT
  Land                                       500           500
  Buildings                              493,636       489,986
  Machinery and equipment              6,453,715     6,365,812
                                     ___________   ___________
                                       6,947,851     6,856,298
  Less allowances for depreciation
    and amortization                   6,032,267     5,941,203
                                     ___________   ___________
                                         915,584       915,095

                                     ___________   ___________

TOTAL NON-CURRENT ASSETS                 915,584       915,095
                                     ___________   ___________

TOTAL ASSETS                         $ 7,917,008   $ 8,224,867
                                     ===========   ===========

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                       March 31,  December 31,
                                         1995         1994
                                     ___________ _____________
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Demand note payable                $        0    $ 1,200,000
  Accounts payable and accrued
    expenses:
    Trade                                786,848       865,244
    Related party                        460,382       610,922
                                     ___________   ___________
                                       1,247,230     1,476,166
  Commissions, salaries, wages and
    taxes thereon                        208,817       246,547
  Other accrued expenses                 644,260       480,868
  Federal and State income taxes
    payable                              495,616        21,246
  Current potion of long-term
    obligations                          600,000       600,000
                                     ___________   ___________
TOTAL CURRENT LIABILITIES              3,195,923     4,024,827

DEFERRED INCOME TAXES                      3,364         3,337

LONG-TERM OBLIGATIONS
  Long term debt, less current
    portion                              750,000       900,000
  Deferred pension income                174,542       174,542
  Postretirement benefits                116,510       116,510
                                     ___________   ___________
                                       1,041,052     1,191,052
                                     ___________   ___________
TOTAL NON-CURRENT LIABILITIES          1,004,416     1,194,389
                                     ___________  ____________
TOTAL LIABILITIES                      4,240,339     5,219,216

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per
    share--authorized 4,000,000
    shares, issued 858,876 shares        858,876       858,876
  Other capital                        1,571,970     1,571,970
  Retained earnings                    1,376,546       709,782
  Foreign exchange                      (130,723)     (134,977)
                                     ___________  ____________
TOTAL STOCKHOLDERS' EQUITY             3,676,669     3,005,651
                                     ___________  ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 7,917,008   $ 8,224,867
                                     ===========   ===========

STATEMENTS OF CONSOLIDATED OPERATIONS

AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                  Three Months Ended March 31,
                                        1995         1994
                                  ______________  ____________

Net sales                            $ 7,080,084     3,473,596
Cost of products sold                  4,702,320     2,449,667
                                  ______________  ____________
                                       2,377,764     1,023,929

Selling, administrative and
  general expenses                     1,197,698     1,157,188
                                  ______________  ____________
                                       1,180,066      (133,259)

Interest and dividend income              17,133         4,814
Other income--net                         77,639        55,461
Interest expense                         (59,672)      (26,609)
                                  ______________  ____________

INCOME (LOSS) BEFORE INCOME
  TAXES                                1,215,166       (99,593)

Income taxes (credits)                   548,401       (38,980)
                                  ______________  ____________

NET INCOME (LOSS)                    $   666,765  $    (60,613)
                                  ==============  ============

NET INCOME (LOSS) PER SHARE
  OF COMMON SHARE                    $      0.78  $      (0.07)
                                  ==============  ============

STATEMENTS OF CONSOLIDATED CASH FLOWS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                  Three Months Ended March 31,
                                        1995          1994
                                  ______________  ____________

Cash flows from operating
  activities:
  Net income (loss) from
    operations                          $666,765      ($60,613)
  Adjustments to reconcile net
    income (loss) from operations
    to net cash provided by (used
    in) operating activities:
      Depreciation and amortization       91,063       154,177
        (gain) on disposition of
        property, plant and equipment          0       (12,468)
      Change in assets and liabilities:
        Accounts receivable            1,251,837      (257,309)
        Inventories                     (885,865)       (7,466)
        Notes receivable                  12,606       125,080
        Prepaid expenses                   2,852       (33,059)
        Accounts payable and accrued
          expenses                      (103,274)      (40,390)
        Income taxes                     474,370       (52,046)
                                     ___________   ___________
  NET CASH USED IN OPERATING
    ACTIVITIES                         1,510,354      (184,094)

Cash flows from investment activities:
    Purchase of property, plant and
      equipment                          (91,553)      (44,701)
    Proceeds from sale of property,
      plant and equipment                      0        16,625
                                     ___________   ___________
  NET CASH USED IN INVESTING
    ACTIVITIES                           (91,553)      (28,076)

Cash flows from financing activities:
    Net (payments) borrowings under
      line of credit                  (1,200,000)      550,000
    Debt repayments                     (150,000)     (150,000)
    Common stock purchase and
      retired                                  0       (29,425)
                                     ___________   ___________
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES            (1,350,000)      370,575
                                     ___________   ___________

  Effect of exchange rate changes
    on cash                                4,254       (16,312)
                                     ___________   ___________
  Net increase in cash                    68,801       158,405

  Cash and cash equivalents at
    beginning of year                    315,684       317,625
                                     ___________   ___________
    CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                     $388,739      $459,718
                                     ===========   ===========

Supplemental cash flow information:
  Interest                               $59,672       $26,609
                                     ===========   ===========
  Income Taxes                           $73,000       $57,375
                                     ===========   ===========

The notes are an integral part of the consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
            AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of the Company, include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements. The condensed financial statements do not include all information and footnotes normally associated with statements of results of operation, financial condition, and cash flows prepared in conformity with generally accepted accounting principles.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the period (858,876 at March 31, 1995 and 868,673 at March 31, 1994).

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                    March 31,  December 31,
                                      1995         1994
                                 ____________  ____________
     Continuing Operations

       Raw materials             $  1,129,601  $  1,104,489
       Work-in-process              1,245,910     1,266,263
       Finished goods               1,558,293       677,187
                                 ____________  ____________
                                 $  3,933,804  $  3,047,939

     Less allowance to
       reduce carrying
       value to LIFO
       basis                          942,402       942,402
                                 ____________  ____________
     Net Inventories             $  2,991,402  $  2,105,537
                                 ============  ============

            AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND SOURCES OF CAPITAL
________________________________

     The Company continues to have adequate resources and liquidity to maintain its operations. Working capital at March 31, 1995 was $3,805,000 up $520,000 from working capital of $3,285,000 at December 31, 1994. The ratio of current assets to current liabilities was 2.2 to 1 at March 31, 1995, compared to 1.8 to 1, at December 31, 1994. The increased working capital resulted primarily from the first quarter's profitable operations. Cash provided from operations was $1,510,000 during the first three months of 1995, compared to cash used in operating activities of $184,000 for the same period in 1994. The significant improvement in cash provided by operating activities is a result of profitable operations in the first quarter of 1995 and the realization of December 31, 1994 accounts receivable relating to significant shipments made to the United States Postal Service (USPS) in late 1994. Cash generated from operations was used principally to pay off borrowings under the Company's line of credit. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


FIRST THREE MONTHS 1995 VS. FIRST THREE MONTHS 1994
___________________________________________________

     Sales for the first quarter of 1995 of $7,080,000 were up $3,606,000 (104%) compared to first quarter sales of $3,474,000 in 1994. Plastic locker sales in the first quarter were $4,541,000, compared to $1,187,000, during the same period in 1994. The increased plastic locker sales relate to a significant contract awarded to the Company on November 7, 1994 to provide plastic parcel lockers (CBU's) to the USPS. During the first quarter of 1995, the Company completed delivery of 3,633 CBU units, representing the first major schedule release of CBU units required by USPS. Sales of plastic lockers products are expected to remain strong throughout 1995 as the Company continues to ship CBUs under the USPS contract. All other sales, metal and electronic, were $2,539,000 for the first three months of 1995 compared to $2,287,000 in the first quarter of 1994. This increase related a general increase in demand across all markets served by the Company.

     Consolidated cost of products sold as a percentage of sales was 66.4% during the first quarter of 1995 compared to 70.5% in the first three months of 1994. Increased gross margins on sales represented better absorption of fixed overhead costs associated with the increased volumes. Current margins on the CBU units will be reduced by approximately one half, as the sale price on the first 20,000 units shipped include a reimbursement for the Company's investment in tooling required to produce the CBU type

III product. Through March 31, 1995, 6,435 CBU Type III units have been shipped to USPS under the contract.

     Selling, general and administrative costs for the first quarter of 1995 remain relatively comparable to the same period in 1994 ($1,198,000 - 1995; $1,157,000 - 1994), increasing only 3.5%. Selling, general and administrative costs represented 16.9% of sales in the first quarter of 1995, down from 33.5% of sales for the same period in 1994.

     Other income net of $77,600 in the first quarter of 1995 was up
$22,000 from $55,600 recorded in the first three months of 1994, principally due to discounts from purchase of materials for the CBU product.

     Interest expense for the first quarter of 1995 increased $33,000 from 1994 due to an increase in the average balance outstanding under the Company's working capital line of credit and increased interest rates. Increased borrowings were required to support the volume of business with the USPS.


ACCOUNTING CHANGES
__________________

     The Company provides certain life insurance benefits to its retirees. Effective January 1, 1993, pursuant to "Statement of Accounting Standards No. 106 - Employers Account for Postretirement Benefits Other Than Pension", the Company has changed its method of accounting for these benefits by expensing life insurance benefits as employees render service instead of when the benefits are paid. The transition effect, ($105,054, less income taxes of $41,992), reduced earnings by $.07 per share.

     Effective January 1, 1993, the Company adopted the provisions of FASB Statement No. 109, "Accounting for Income Taxes". Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. The cumulative effect of this accounting change reduced earnings by $76,466 or $.08 per share.

PART II
_______

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

               (a)  None

               (b)  None

                             S I G N A T U R E
                             - - - - - - - - -


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         AMERICAN LOCKER GROUP INCORPORATED
                         __________________________________
                                   (Registrant)



                         By /s/ Harold J. Ruttenberg
			   ________________________________
                           Harold J. Ruttenberg
                           Chairman, Chief Executive Officer,
                           Treasurer and Principal Accounting
                           Officer











Date May 12, 1995
     ____________