Form 10QSB/A
period 1995-03-31
AMERICAN LOCKER GROUP INC
filed 1995-06-28
CIK 8855

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                    FORM 10-QSB/A
                                   Amendment No. 1

          (Mark One)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
                                                                   _____
               31, 1995 OR
               ________
          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

          Commission file number   0-439
                                 _________________________________________

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

          ________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X    No ___
              ___

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          MAY 1, 1995
          ___________
                        Common Stock $1.00 par value - 858,876
          Transitional Small Business Disclosure (check one) Yes ___  No  X
                                                                         __

          PART II

          Item 6.   Exhibits and Reports on Form 8-K

                         (a)  Exhibits
                                 Exhibit 27 Financial Data Schedule

                         (b)  Reports on Form 8-K
                                 None

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



                                   AMERICAN LOCKER GROUP INCORPORATED
                                   __________________________________
                                             (Registrant)



                                   By /s/ Harold J. Ruttenberg
                                      _________________________________
                                      Harold J. Ruttenberg
                                      Chairman, Chief Executive Officer,
                                      Treasurer and Principal Accounting
                                      Officer


          Date June 28, 1995