Form 10QSB
period 1995-06-30
AMERICAN LOCKER GROUP INC
filed 1995-08-11
CIK 8855

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

          (Mark One)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
                                                                   ________
               1995 OR
               ____
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

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements.
          Yes  X    No ___
              ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
          Yes ___   No ___    Not Applicable

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          AUGUST 7, 1995

                        Common Stock $1.00 par value - 858,876

          Transitional Small Business Disclosure (check one) Yes     No  X
                                                                 ___    ___

          ITEM 1 - FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                 June 30,   December 31,
                                                   1995         1994
                                               ___________  ____________
          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents          $   420,702   $   315,685
            Accounts receivable, less
              allowance for doubtful accounts
              (1995 $79,020; 1994 $68,912)       3,012,369     4,070,723
            Inventories                          2,778,705     2,105,537
            Notes receivable                       325,967       128,779
            Prepaid expenses                       429,274       187,001
            Deferred income taxes                  502,075       502,047
                                               ___________   ___________
          TOTAL CURRENT ASSETS                   7,469,092     7,309,772

          PROPERTY, PLANT AND EQUIPMENT
            Land                                       500           500
            Buildings                              494,394       489,986
            Machinery and equipment              6,468,577     6,365,812
                                               ___________   ___________
                                                 6,963,471     6,856,298
            Less allowances for depreciation
              and amortization                   6,123,784     5,941,203
                                               ___________   ___________
                                                   839,687       915,095
                                               ___________   ___________

          TOTAL NON-CURRENT ASSETS                 839,687       915,095
                                               ___________   ___________

          TOTAL ASSETS                         $ 8,308,779   $ 8,224,867
                                               ===========   ===========

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                 June 30,   December 31,
                                                   1995         1994
                                               ___________ _____________
          LIABILITIES AND STOCKHOLDERS'
            EQUITY

          CURRENT LIABILITIES
            Demand note payable                $   200,000   $ 1,200,000
            Accounts payable and accrued
              expenses:
              Trade                                716,576       865,244
              Related party                        359,130       610,922
                                               ___________   ___________
                                                 1,075,706     1,476,166
            Commissions, salaries, wages and
              taxes thereon                        167,656       246,547
            Other accrued expenses                 894,028       480,868
            Federal and State income taxes
              payable                              592,541        21,246
            Current portion of long-term
              obligations                          600,000       600,000
                                               ___________   ___________
          TOTAL CURRENT LIABILITIES              3,529,931     4,024,827

          DEFERRED INCOME TAXES                      3,364         3,337

          LONG-TERM OBLIGATIONS
            Long term debt, less current
              portion                              600,000       900,000
            Deferred pension income                174,542       174,542
            Postretirement benefits                116,510       116,510
                                               ___________   ___________
                                                   891,052     1,191,052
                                               ___________   ___________
          TOTAL NON-CURRENT LIABILITIES            894,416     1,194,389
                                               ___________  ____________
          TOTAL LIABILITIES                      4,424,347     5,219,216

          STOCKHOLDERS' EQUITY
            Common stock, par value $1 per
              share--authorized 4,000,000
              shares, issued 858,876 shares
              in 1995 and 858,876 in 1994          852,876       858,876
            Other capital                        1,527,720     1,571,970
            Retained earnings                    1,619,312       709,782
            Foreign currency translation
              adjustment                          (115,476)     (134,977)
                                               ___________  ____________
          TOTAL STOCKHOLDERS' EQUITY             3,884,432     3,005,651
                                               ___________  ____________
          TOTAL LIABILITIES AND

            STOCKHOLDERS' EQUITY               $ 8,308,779   $ 8,224,867
                                               ===========   ===========



          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                            Three Months Ended June 30,
                                                  1995         1994
                                            ______________  ____________

          Net sales                            $ 5,273,245   $ 3,385,251
          Cost of products sold                  3,574,124     2,297,172
                                            ______________  ____________
                                                 1,699,121     1,088,079

          Selling, administrative and
            general expenses                     1,329,169     1,150,452
                                            ______________  ____________
                                                   369,952       (62,373)

          Interest and dividend income               9,619         3,170
          Other income (expense)--net               64,274        49,596
          Interest expense                         (43,174)      (46,980)
                                            ______________  ____________

          PROFIT (LOSS) BEFORE INCOME
            TAXES                                  400,671       (56,587)

          Income taxes (credits)                   157,905       (26,682)
                                            ______________  ____________

          NET PROFIT (LOSS)                    $   242,766      ($29,905)
                                            ==============  ============

          Per share of common stock:
            NET PROFIT (LOSS)                       $ 0.28        ($0.03)
                                            ==============  ============






          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                              Six Months Ended June 30,
                                                  1995         1994
                                            ______________  ____________

          Net sales                           $ 12,353,329  4  6,858,847
          Cost of products sold                  8,276,444     4,746,839
                                            ______________  ____________
                                                 4,076,885     2,112,008

          Selling, administrative and
            general expenses                     2,526,867     2,307,640
                                            ______________  ____________
                                                 1,550,018      (195,632)

          Interest and dividend income              26,752         7,984
          Other income (expense)--net              141,913       105,057
          Interest expense                        (102,846)      (73,589)
                                            ______________  ____________

          PROFIT (LOSS) BEFORE INCOME
            TAXES                                1,615,837      (156,180)

          Income taxes (credits)                   706,306       (65,662)
                                            ______________  ____________

          NET PROFIT (LOSS)                    $   909,531      ($90,518)
                                            ==============  ============

          NET PROFIT (LOSS) PER SHARE
            OF COMMON                               $ 1.06        ($0.10)
                                            ==============  ============






          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED CASH FLOWS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                              Six Months Ended June 30,
                                                  1995          1994
                                            ______________  ____________

          Cash flows from operating
            activities:
            Net income (loss) from
              operations                          $909,531      ($90,518)
            Adjustments to reconcile net
              loss from operations to net
              cash provided by operating
              activities:
                Depreciation and amortization      173,154       312,475
                Gain (loss) on disposition of
                  property, plant and equipment    (23,767)      (27,788)
                Change in assets and liabilities:
                  Notes receivable                (197,188)      145,850
                  Accounts receivable            1,058,354      (609,898)
                  Income taxes                           0       (88,339)
                  Inventories                     (673,168)     (104,690)
                  Prepaid expenses                (242,273)       (8,167)
                  Accounts payable and accrued
                    expenses                       505,104           797
                                               ___________   ___________
          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                 1,509,747      (470,278)

          Cash flows from investment activities:
              Purchase of property, plant and
                equipment                          (98,377)     (117,905)
              Proceeds from sale of property,
                plant and equipment                 24,397        32,682
                                               ___________   ___________
          NET CASH USED IN INVESTING
            ACTIVITIES                             (73,980)      (85,223)

          Cash flows from financing activities:
              Additional borrowing long-term
                debt                                     0     1,100,000
              Net borrowing under line of
                credit                          (1,000,000)     (200,000)
              Debt repayments                     (300,000)     (300,000)
              Treasury stock purchased/
                retired                            (50,250)      (86,528)
              Stock options exercised                    0        21,994
                                               ___________   ___________
          NET CASH (USED IN) PROVIDED
            BY FINANCING ACTIVITIES             (1,350,250)     535,466
                                               ___________   ___________

          Effect of exchange rate changes
            on cash                                 19,501       (19,477)

                                               ___________   ___________
            Net increase (decrease) in cash        105,018       (39,512)
            Cash and cash equivalents at
              beginning of year                    315,684       317,625
                                               ___________   ___________
          CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                         $420,702      $278,113
                                               ===========   ===========

          Supplemental cash flow information:
          Cash paid during the quarter for:
            Interest                              $102,846       $73,589
                                               ===========   ===========
            Income Taxes                           $50,000       $66,775
                                               ===========   ===========


          See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL INFORMATION
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of the Company, include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements. The condensed financial statements do not include all information and footnotes normally associated with statements of results of operations, financial condition, and cash flows prepared in conformity with generally accepted accounting principles.

          2. Provision for income taxes is based upon the estimated annual effective tax rate.

          3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 858,411 shares for the six months ended June 30, 1995 and 857,962 shares for the quarter ended June 30, 1995; 863,871 for the six months ended June 30, 1994 and 859,583 for the quarter ended
          June 30, 1994.

          4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                              June 30,   December 31,
                                                1995         1994
                                           ____________  ____________

                 Raw materials              $ 1,515,622  $  1,104,489
                 Work-in-process              1,281,013     1,266,263
                 Finished goods                 924,472       677,187
                                           ____________  ____________
                                           $  3,721,107  $  3,047,939

               Less allowance to
                 reduce carrying
                 value to LIFO
                 basis                          942,402       942,402
                                           ____________  ____________
                                           $  2,778,705  $  2,105,537
                                           ============  ============

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          LIQUIDITY AND SOURCES OF CAPITAL

          The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at June 30, 1995 was $3,939,000 up $654,000 over working capital of $3,285,000 at December 31, 1994. The ratio of current assets to current liabilities was 2.1 to 1 at June 30, 1995, as compared to a ratio of 1.8 to 1, at December 31, 1994. The increased working capital resulted primarily from profitable operations during the first six months of 1995. Cash provided from operations was $1,510,000 during the first six months of 1995, compared to cash used in operating activities of $470,000 for the same period in 1994. The significant improvement in cash provided by operating activities is a result of profitable operations in 1995 and the realization of December 31, 1994 accounts receivable relating to significant shipments made to the United States Postal Service
          (USPS) in late 1994. Cash generated from operations was used principally to pay down borrowings under the Company's line of credit. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

          The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


          FIRST SIX MONTHS 1995 VS. FIRST SIX MONTHS 1994

          Sales for the first six months of 1995 of $12,353,000 were up $5,494,000 (80%) compared to sales of $6,859,000 during the same period in 1994. Plastic locker sales for the first half of 1995 were $7,184,000 compared to $1,990,000 during the first half of 1994. The increase in plastic locker sales relates to a significant contract awarded to the Company on November 7, 1994 to provide plastic parcel lockers (CBU's) to the USPS. During the first half of 1995, the Company's delivery of CBU units totaled $5,030,000. During the first quarter of 1995, the Company's delivery of CBU units totaled $3,534,000, completing the first major scheduled release of CBU units required by USPS. Sales of plastic locker products are expected to remain strong throughout 1995 as the Company continues to ship CBU units under the USPS contract. All other sales, metal and electronic, were $5,169,000 for the first six months of 1995 compared to $4,869,000 for the first six months of 1994. This increase relates to a general increase in demand across all markets served by the Company.

          Consolidated costs of goods sold as a percentage of sales was 67% during the first six months of 1995 compared to 69.2% in the first six months of 1994. Increased gross margins on sales represents better absorption of fixed overhead costs associated with the increased volumes. The current margins on CBU units will be reduced by approximately one half, as the sale price on the first 20,000 units shipped include a reimbursement for the Company's investment in tooling required to produce the CBU Type III product.

          Selling, administrative and general expense for the first half of 1995 increased approximately $219,000 on the same period in 1994. Selling, administrative and general expenses as a percent of sales was 20.5% during the first six months of 1995, down from 33.6% during the first six months of 1994.

          Other income--net of $142,000 in the first half of 1995 was up $37,000 from the same period in 1994. The increase in 1995 is due principally to discounts earned from the purchase of materials for the CBU product.

          Interest expense in the first half of 1995 increased $29,000 from the same period in 1994 due to an increase in the average balance outstanding under the Company's working capital line of credit and an increase in interest rates. Increased borrowings, principally during the later half of 1994 and first quarter of 1995 was required to support the increased volume with USPS.


          SECOND QUARTER 1995 VS. SECOND QUARTER 1994

          Second quarter sales were $5,273,000 up $1,888,000 from the same period in 1995. Plastic sales of $2,643,000 were up 329% or $1,840,000 over 1994's second quarter. Sales of other products, metal and electronic lockers, were $2,630,000 during the second quarter of 1995 up slightly from second quarter sales of $2,582,000 during the second quarter of 1994. Second quarter 1995 sales, while up from the second quarter of 1994, are down from the sales levels experienced during the first quarter of 1995. The first quarter of 1995 included the completion of the first major scheduled release of CBU units required by the USPS.

          Consolidated cost of products sold as a percentage of sales was 67.8% during the second quarter of 1995 which is relatively comparable to the 67.9% experienced during the second quarter of 1994.

          Selling, administrative and general expenses as a percent of net sales was 25.2% during the second quarter of 1995 compared to 34% in the second quarter of 1994.

          Other income--net of $64,000 in the second quarter of 1995 was up from $50,000 in the second quarter of 1994, due principally to discounts earned from the purchase of materials for the CBU product.

          PART II

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits
                         Exhibit 27 Financial Data Schedule dated June 30,
                         1995.

                    (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                  S I G N A T U R E
                                  - - - - - - - - -


          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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











          Date August 11, 1995

                                    EXHIBIT INDEX


                                                       Prior Filing or
                                                       Sequential Page
          Exhibit No.                                  No. Herein
          ___________                                  _______________

             27          Financial Data Schedule
                         dated June 30,1995