Form 10QSB
period 1995-09-30
AMERICAN LOCKER GROUP INC
filed 1995-11-03
CIK 8855

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


          (Mark One)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
               OR
          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______ TO ______

          Commission file number  0-439

                         American Locker Group Incorporated
          (Exact name of small business issuer as specified in its charter)

               Delaware                           16-0338330
          (State of other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification Number)

                    15 West Second Street, Jamestown, NY 14701
                    (Address of principal executive offices)

                                   (716)664-9600
                    (Registrant's telephone number, including area code)


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

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed
          by a court.  Yes   No    Not Applicable

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          NOVEMBER 2, 1995

                        Common Stock $1.00 par value - 818,626

          Transitional Small Business Disclosure (check one) Yes  No X
 PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                             September 30,  December 31,
                                                1995           1994
                                             -------------  ------------
          ASSETS

          CURRENT ASSETS
           Cash and cash equivalents          $404,131       $315,685
           Accounts receivable, less
            allowance for doubtful
            accounts (1995 $75,354;
            1994 $68,912)                    3,309,630      4,070,723
           Inventories                       2,601,232      2,105,537
           Notes receivable                    340,333        128,779
           Prepaid expenses                    155,511        187,001
           Deferred income taxes               502,047        502,047
                                             -------------  ------------

          TOTAL CURRENT ASSETS               7,312,884      7,309,772

          PROPERTY, PLANT AND EQUIPMENT
           Land                                    500            500
           Buildings                           495,916        489,986
           Machinery and equipment           7,203,138      6,365,812
                                             -------------  ------------
                                             7,699,554      6,856,298

           Less allowances for depreciation
            and amortization                 6,205,409      5,941,203
                                             -------------  ------------
                                             1,494,145        915,095
                                             -------------  ------------
          TOTAL NON-CURRENT ASSETS           1,494,145        915,095

                                             -------------  ------------
          TOTAL ASSETS                       $8,807,029     $8,224,867
                                             =============  ============

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                             September 30,  December 31,
                                                  1995           1994
                                             -------------  -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Demand note payable               $ 100,000      $1,200,000

           Accounts payable and accrued
            expenses;
             Trade                             636,423          865,244
             Related party                     305,653          610,922
                                             -------------  --------------
                                               942,076        1,476,166

           Commissions, salaries, wages
            and taxes thereon                  223,612          246,547
           Other accrued expenses            1,054,012          480,868
           Federal and State income
            taxes payable                      962,043           21,246
           Current portion of long-term
            obligations                        600,000          600,000
                                             -------------  --------------
          TOTAL CURRENT LIABILITIES          3,881,743        4,024,827

          DEFERRED INCOME TAXES                  3,337            3,337

          LONG-TERM OBLIGATIONS
           Long term debt, less current
            portion                            450,000          900,000
           Deferred pension income             174,542          174,542
           Postretirement benefits             116,510          116,510
                                             -------------  --------------
                                               741,052        1,191,052
                                             -------------  --------------
          TOTAL NON-CURRENT LIABILITIES        744,389        1,194,389
                                             -------------  --------------
          TOTAL LIABILITIES                  4,626,132        5,219,216
          STOCKHOLDERS' EQUITY
           Common stock, par value $1 per
            share - authorized 4,000,000
            shares, issued 838,626 shares
            in 1995 and 858,876 in 1994        838,626          858,876
           Other capital                     1,413,814        1,571,970
           Retained earnings                 2,025,644          709,782
          Foreign currency translation
           adjustment                          (97,187)        (134,977)
                                             -------------  --------------
          TOTAL STOCKHOLDERS' EQUITY         4,180,897        3,005,651
                                             -------------  --------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                            $8,807,029      $8,224,867
                                             =============  ==============
          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                        Three Months Ended September 30,
                                             1995           1994
                                        ------------        ------------
          Net Sales                     $5,633,832          $3,107,603
          Cost of products sold          3,722,834           2,158,627

                                         1,910,998             948,976

          Selling, administrative and
           general expenses              1,287,947           1,165,393

                                           623,051            (216,417)

          Interest and dividend income      24,094               6,392
          Other income (expense)-net        65,698              87,848
          Interest expense                 (34,248)            (46,361)

          PROFIT (LOSS) BEFORE
            INCOME TAXES                   678,595            (168,538)

          Income taxes (credits)           272,263             (26,899)

          NET PROFIT (LOSS)               $406,332           ($141,639)
                                        =============       =============
          Per share of common stock:
           NET PROFIT (LOSS)                 $0.48              ($0.16)
                                        =============       =============

          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                        Nine Months Ended September 30,
                                             1995           1994
                                        -------------       ------------
          Net Sales                     $17,987,161         $9,966,450
          Cost of products sold          11,999,278          6,905,466

                                          5,987,883          3,060,984

          Selling, administrative and
           general expenses               3,814,814          3,473,033

                                          2,173,069           (412,049)

          Interest and dividend income       50,846             14,376
          Other income -- net               207,611            192,905
          Interest expense                 (137,094)          (119,950)

          PROFIT (LOSS) BEFORE
            INCOME TAXES                  2,294,432           (324,718)

          Income taxes (credits)            978,569            (92,561)

          NET PROFIT (LOSS)              $1,315,863          ($232,157)
                                        =============       ==============

          NET PROFIT (LOSS) PER
          SHARE OF COMMON                     $1.54             ($0.27)
                                        =============       ==============

          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED CASH FLOWS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                        Nine Months Ended    September 30,
                                             1995                1994
                                        ----------------    --------------
          Cash flows from operating
           activities:
           Net income (loss) from
            operations                  $1,315,863          ($232,157)
           Adjustments to reconcile
            net loss from operations
            to net cash provided by
            operating activities:
             Depreciation and
              amortization                 259,625            451,196
             Gain on disposition of
              property, plant and
              equipment                    (19,449)           (82,650)
             Change in assets and
              liabilities:
              Notes receivable            (211,554)           188,169
              Account receivable           761,093            (85,269)
              Deferred income taxes              0           (102,302)
              Inventories                 (495,695)          (140,719)
              Prepaid expenses              31,490            (17,729)
              Accounts payable and
               accrued expenses            956,917           (239,516)

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES          2,598,290           (260,977)

          Cash flows from investment
           activities:
              Purchase of property,
               plant and equipment        (843,924)          (223,218)
              Proceeds from sale of
               property, plant and
               equipment                    24,697             89,813

          NET CASH USED IN INVESTING
            ACTIVITIES                    (819,227)          (133,405)

          Cash flows from financing
           activities:
              Additional borrowing
               long-term                         0          1,100,000
              Net payments under Line
               of Credit                (1,100,000)          (400,000)
              Debt repayments             (450,000)          (450,000)
              Treasury stock
               purchased/retired          (178,406)           (86,528)
              Stock options exercised            0             21,994

          NET CASH (USED IN) PROVIDED
           BY FINANCING ACTIVITIES      (1,728,406)           185,466

          Effect of exchange rate
           changes on cash                  37,790             16,869

            Net increase (decrease) in
             cash                           88,447           (192,047)
            Cash and cash equivalents
             at beginning of year          315,684            317,625

          CASH AND CASH EQUIVALENTS
           AT END OF PERIOD               $404,131           $125,578
                                        ===============     ==============
          Supplemental cash flow
           information:
          Cash paid during the quarter for:
            Interest                      $137,094           $119,950
                                        ===============     ==============
            Income Taxes                   $75,000            $66,775
                                        ===============     ==============
          See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


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


          3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 854,267 shares for the nine months ended September 30, 1995 and 845,957 shares for the quarter ended September 30, 1995; 863,479 for the nine months ended September 30, 1994 and 862,565 for the quarter ended September 30, 1994.


          4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first out method for substantially all of the inventories.


                                        September 30,       December 31,
                                           1995                1994
                                        -------------       ------------
                    Raw materials       $1,398,881          $1,104,489
                    Work-in-process      1,275,179           1,266,263
                    Finished goods         869,574             677,187
                                        -------------       ------------
                                        $3,543,634          $3,047,939

                    Less allowance to
                     reduce carrying
                     value to LIFO
                     basis                 942,402             942,402
                                        -------------       ------------
                                        $2,601,232          $2,105,537

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          LIQUIDITY AND SOURCES OF CAPITAL

          The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at September 30, 1995 was $3,984,000, up $699,000 over working capital of
          $3,285,000 at December 31, 1994. The ratio of current assets to current liabilities was 2.1 to 1 at September 30, 1995, as compared to a ratio of 1.8 to 1 at December 1994. The increased working capital resulted primarily from profitable operations during the first nine months of 1995. Cash provided from operations was $1,925,000 during the first nine months of 1995, compared to cash used in operating activities of $261,000 for the same period in 1994. The significant improvement in cash provided by operating activities is a result of profitable operations in 1995 and the realization of December 31, 1994 accounts receivable relating to significant shipments made to the United States Postal Service (USPS) in late 1994. Cash generated from operations was used principally to pay down borrowings under the Company's line of credit. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

          The Company anticipated that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


          FIRST NINE MONTHS 1995 VS FIRST NINE MONTHS 1994

          Sales for the first nine months of 1995 of $17,987,000 were up $8,021,000 (80.5%) compared to sales of $9,966,000 during the same period in 1994. Plastic locker sales for the first nine months of 1995 were $10,527,000 compared to $3,083,000 during the first nine months of 1994. The increase in plastic locker sales relates to a significant contract awarded to the Company on November 7, 1994 to provide plastic parcel lockers (CBUs) to the USPS. During the first nine months of 1995, the Company's delivery of CBU units totaled $7,353,000. During the first half of 1995, the Company's delivery of CBU units totaled $5,030,000, completing the first major scheduled release of CBU units required by the USPS. Sales of plastic locker products are expected to remain strong throughout 1995 as the Company continues to ship CBU units under the USPS contract. All other sales, metal and electronic, were $7,460,000 for the first nine months of 1995 compared to $6,883,000 for the first nine months of 1994. This increase relates to a general increase in demand across all markets served by the Company.

          Consolidated costs of goods sold as a percentage of sales was 66.7% during the first nine months of 1995 compared to 69.3% in the first nine months of 1994. Increased gross margins on sales represents better absorption of fixed overhead costs associated with the increased volumes. The current margins on CBU units will be reduced by approximately one half, as the sale price on the first 20,000 units shipped include a reimbursement for the Company's investment on tooling required to produce the CBU Type III product.

          Selling, administrative and general expense for the first nine months of 1995 increased approximately $342,000 on the same period in 1994. Selling, administrative and general expenses as a percent of sales was 21.2% during the first nine months of 1995, down from 34.8% during the first nine months of 1994.

          Other income - net of $208,000 in the first nine months of 1995 was up $15,000 from the same period in 1994. The increase in 1995 is due principally to discounts earned from the purchase of materials for the CBU product.

          Interest expense in the first nine months of 1995 increased by $17,000 from the same period in 1994 due to an increase in the average balance outstanding under the Company's working capital line of credit and an increase in interest rates. Increased borrowings, principally during the latter nine months of 1994 and first half of 1995 was required to support the increased volume with USPS.


          THIRD QUARTER 1995 VS THIRD QUARTER 1994

          Third quarter 1995 sales were $5,634,000 up $2,527,000 from the same period in 1994. Plastic sales of $3,343,000 were up 81.3% or $2,250,000 over 1994's third quarter. Sales of other products, metal and electronic lockers, were $2,291,000 during the third quarter of 1995 up slightly from third quarter sales of $2,014,000 during the third quarter of 1994. Third quarter 1995 sales, while up from the third quarter of 1994, are down from the sales levels experienced during the first quarter of 1995. The first quarter of 1995 included the completion of the first major scheduled release of CBU units required by the USPS.

          Consolidated cost of products sold as a percentage of sales was 66.1% during the third quarter of 1995 which is relatively comparable to the 69.5% experienced during the third quarter of 1994.

          Selling, administrative and general expenses as a percent of net sales was 22.9% during the third quarter of 1995 compared to 37.5% in the third quarter of 1994.

          Other income - net of $66,000 in the third quarter of 1995 was down from $88,000 in the third quarter 1994, due principally to discounts earned from the purchase of materials for the CBU product.

          PART II


          Item 6. Exhibits and Reports on Form 8-K


               (a) Exhibits
                   Exhibit 27 Financial Data Schedule dated September 30,
                   1995.

               (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                      SIGNATURE





          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AMERICAN LOCKER GROUP
                                          INCORPORATED
                                            (Registrant)


                                        /s/ Harold J. Ruttenberg
                                        ---------------------------------
                                        Harold J. Ruttenberg
                                        Chairman, Chief Executive Officer,
                                        Treasurer and Principal Accounting
                                        Officer




          Date November 3, 1995