Form 10QSB/A
period 1995-06-30
AMERICAN LOCKER GROUP INC
filed 1995-11-13
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-QSB/A
                              Amendment No. 1

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number   0-439

                     American Locker Group Incorporated
     (Exact name of small business issuer as specified in its charter)

          Delaware                         16-0338330
(State of other jurisdiction     (I.R.S. Employer Identification
of incorporation or              Number)
organization)

              15 West Second Street, Jamestown, New York  14701
                  (Address of principal executive offices)
                                 (Zip Code)

                        (716) 664-9600
            (Registrant's telephone number, including area code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: AUGUST 7, 1995
                   Common Stock $1.00 par value - 852,876
Transitional Small Business Disclosure (check one) Yes ___  No  X













PART II

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits
                       Exhibit 27 Financial Data Schedule

               (b)  Reports on Form 8-K
                       None















































                                   - 2 -












                             S I G N A T U R E
                             - - - - - - - - -


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         AMERICAN LOCKER GROUP INCORPORATED
                                   (Registrant)



                         By /s/ Harold J. Ruttenberg
                           --------------------------------
                           Harold J. Ruttenberg
                           Chairman, Chief Executive Officer,
                           Treasurer and Principal Accounting
                           Officer


Date November 10, 1995





























                                   - 3 -