Form 10QSB/A
period 1995-09-30
AMERICAN LOCKER GROUP INC
filed 1995-11-13
CIK 8855

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

















                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          NOVEMBER 2, 1995
                        Common Stock $1.00 par value - 818,626
          Transitional Small Business Disclosure (check one) Yes ___  No  X

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