Form 10KSB
period 1995-12-31
AMERICAN LOCKER GROUP INC
filed 1996-03-29
CIK 8855

                       U. S. Securities and Exchange Commission
                                Washington, D.C. 20549
                                     Form 10-KSB

                     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the fiscal year ended December 31, 1995

                    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                     For the transition period from ________ to __________ Commission file number 0-439

                           American Locker Group Incorporated

                    (Name of small business issuer in its charter)

                      Delaware                         16-0338330
                     (State or other jurisdiction of    (I.R.S. Employer
                     incorporation or organization)    Identification No.)

                15 West Second Street, Jamestown, New York          14701
                  (Address of principal executive offices)        (Zip Code)

          Issuer's telephone number        1-716-664-9600


          Securities registered under Section 12(b) of the Exchange Act:

          Title of each class    Name of each exchange on which registered

                   None



          Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock Par Value $1.00 Per Share
                                  (Title of class)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days.  Yes   X    No.

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-
          KSB or any amendment to this Form 10-KSB.   [ ]

               State issuer's revenues for its most recent fiscal year. $23,677,940.

               Issuers aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 1996: $5,513,925.

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 818,625 shares common stock ($1.00 par value).

                         DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 21, 1996, are incorporated by reference into Part III.

               Transitional Small Business Disclosure Form (check one):

               ___ Yes  x  No

                                        PART I

          ITEM 1.  DESCRIPTION OF BUSINESS

          American Locker Group Incorporated (the "Company") is engaged primarily in the sale and rental of coin, key and electronically controlled checking lockers and related locks and the sale of plastic centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic mail and parcel distribution lockers are sold to the United States Postal Service ("USPS") for use in centralized mail and parcel delivery in new housing and industrial developments.

          The Company is an engineering, assembling and marketing enterprise which also manufactures its own mechanical locks for use in its products.

          The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly-owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly-held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses including the disposition of its original voting machine business.

          In October 1988, the Company sold the checking locker business at its then remaining major airport locations and in November 1993 sold its last locker concession in the United States.

          One of the Company's subsidiaries is a party to a Manufacturing Agreement with Signore, Inc., formerly a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The Agreement, which became effective January 1, 1990, has been extended and now is for a term expiring June 30, 2000. The Agreement provides that the cost to the Company for these services be equal to Signore's standard cost divided by 80%.

          Business Segment Information

          The Company, including its foreign subsidiary, is engaged in one business: sale and rental of coin and key or electronically controlled checking lockers and locks and the sale of plastic centralized mail and parcel distribution lockers.

          The checking lockers are fabricated by Signore and are marketed in the United States by the Company's wholly-owned subsidiary,

          American Locker Security Systems, Inc. ("ALSSI"). Lockers for the Canadian market are manufactured by Signore with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada.
          ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers previously sold by ALSSI. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers
          previously sold by ALSSI.   The Company has developed a coin
          operated baggage cart system and is operating the system at one major Canadian airport, and has sold several cart systems for use in American airports.

          The Company has developed a polycarbonate all-weather parcel locker for the United States Postal Service, and has shipped over 112,000 of the units from March 1989 through March 15, 1996. A Cluster Box Unit, i.e. (combination letter box), is a parcel plastic unit for the United States Postal Service which has been approved and field tested. In November, 1994 the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. As of March 15, 1996, Cluster Box Units with aggregate invoice prices in excess of $13,000,000 have been shipped pursuant to this contract. Components of these units are made by outside vendors and the units are assembled by ALSSI. The units are sold directly by ALSSI to the United States Postal Service. The Company is completing the tooling to manufacture two additional types of CBU, the Type One and Type Two, and as described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has negotiated a contract to sell these units to the USPS.

          Additional information with respect to business segment data, including significant customers, is disclosed in Note 9 of the financial statements included in Item 7 of this Form 10-KSB.

          Competition

          While the Company is not aware of any reliable trade statistics, it believes that its subsidiaries, ALSSI and Canadian Locker are the dominant suppliers of key controlled checking lockers in the United States and Canada. However, the Company faces more active competition from several other manufacturers of locker products sold to the United States Postal Service and other purchasers.

          Raw Materials

          Present sources of supplies and raw materials incorporated into the Company's metal and plastic lockers and locks are generally considered to be adequate and are currently available in the market place. The Company's supplier of polycarbonate plastic which is used in the parcel lockers and CBU's entered this market in March 1992 and is presently supplying this raw material which meets strict specifications imposed by the United States Postal Service. In the event the present supplier declines to continue to supply this material, the Company would be required to seek an alternate source of supply.


          The Company's metal lockers are manufactured by Signore pursuant to the Manufacturing Agreement, except for the locks which are manufactured by ALSSI.

          Patents

          The Company owns a number of patents, none of which it considers material to the conduct of its business.

          Employees

          The Company actively employed 137 individuals as of December 31, 1995, in its businesses of whom 48 are in Canada. The Company considers its relations with its employees to be satisfactory, none of whom are represented by a union.

          Research and Development

          The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $148,527, $75,473, and, and $290,000 in 1995, 1994 and 1993, respectively, for such activity in its continuing businesses, which does not include new product development costs.

          Compliance with Environmental Laws and Regulations

          Based on the information available to it, except as noted below, the Company believes that it is in compliance with present federal, state and local environmental laws and regulations.

          By letter dated June 29, 1994, counsel for Gowanda Electronics ("Gowanda") informed the Company that Gowanda intended to pursue claims against the Company for costs and damages allegedly incurred by Gowanda as a result of environmental contamination at Gowanda's property in Gowanda, New York (the "Property"). The Property was sold by a predecessor of the Company, the AVM Corporation, to Gowanda in 1978. According to Gowanda, groundwater and soil at the Property exhibit contamination with petroleum products, solvents, and metals. Gowanda stated that the Company was responsible for this contamination and, therefore, is liable to Gowanda for past and future remediation costs under the Comprehensive Environmental Response, Compensation and Liability Act, the New York Navigation Law, and various common law theories. Gowanda also stated that it will seek additional damages from the Company if the environmental conditions at the Property prevent Gowanda's potential sale of the Property.

          In July 1994, the Company was notified by the Department of Law of the State of New York that the State of New York believes that the Company, Bristol-Myers Squibb Company, Inc., General Electric, Inc., Pass & Seymour, Inc. and R. E. Dietz are liable for past and future investigation and remediation costs related to the site in Pompey, New York, previously operated by Solvent Savers, Inc.
          as a spent solvent recovery facility. The defense of this suit has been assumed by the Company's insurance carrier, with a reservation of rights.

          General

          Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received.
          The Company's sales do not have marked seasonal variations, although third quarter shipments usually are lower than other quarters due to plant vacation shutdowns by the Company, its suppliers and some of its customers.

          During 1995, 1994 and 1993, one customer, the USPS, accounted for 61.2%, 45.8% and 28.6% of net sales, respectively. The loss of this customer could adversely affect the Company's operations.

          Executive Officers of the Company

                                                                 Year First
                                                                  Assumed
             Name               Age   Office Held with Company   Position

          Harold J. Ruttenberg   81   Chairman of the Board,
                                        Chief Executive Officer,
                                        and Treasurer              1973
          Alexander N. Ditonto   64   President, Secretary and
                                        Chief Operating Officer    1983
          Roy J. Glosser         35   Vice President -
                                        Operations                 1995
          Michael A. Ditonto     31   Vice President -
                                        Business Development       1995

          Messrs. H. J. Ruttenberg, and A. N. Ditonto have been employed in their respective positions for more than five years, except that

          Mr. A. N. Ditonto became Secretary in 1992. Roy J. Glosser has been employed by the Company since 1992 in operations and product development. Prior to that time, Mr. Glosser served as product manager of Acu-Rite Inc., an electronic manufacturing firm.
          Mr. M. A. Ditonto has been employed by the Company since April 1993. Mr. M. A. Ditonto also serves as Vice President and as a director of Signore Inc. where he has been employed since March 1991.

          There are no arrangements or understandings pursuant to which any of the officers were elected as officers, except for an employment contract between the Company and Alexander N. Ditonto. Except as provided in such employment contract and the Employment Agreement expected to be entered into between the Company and Roy
          J. Glosser described below, all officers hold office for one year and until their successors are elected and qualified; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the majority of the Board of Directors.

          Mr. Alexander N. Ditonto has announced that he will not seek re-election as a director of the Company at its Annual Meeting to be held on May 21, 1996 and that he will retire as President, Chief Operating Officer and Secretary of the Company on May 21, 1996. The Company is expected to enter into an employment contract with Roy J. Glosser whereby Mr. Glosser would assume duties of the office of President and Chief Operating Officer of the Company effective May 21, 1996. Mr. Michael A. Ditonto has also advised the Company that he will resign as Vice President - Business Development effective May 21, 1996. He is expected to provide consulting services to the Company in the future.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.


          ITEM 2.  DESCRIPTION OF PROPERTY

          The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows ( * indicates leased facility):
                                                      Approximate
                                                      Floor Space
          Location       Subsidiary                   In Sq. Ft.   Products
          ________       _________                    ___________  ________

          Jamestown, NY  Principal Executive Office    15,000 *   Office space
                         American Locker Company, Inc.            and
                         American Locker Security                 Electronics
                           Systems, Inc.                          Lab

          Jamestown, NY  American Locker Security      57,000 *   Warehouse
                           Systems, Inc.

          Pittsburgh, PA Executive Office               1,000 *   Office space

          Ellicottville, American Locker Security      12,800     Locks
            NY             Systems, Inc. - Lock Shop

          Toronto,       Canadian Locker Company, Ltd. 4,000 *    Coin-
            Ontario                                                operated
                                                                   lockers and
                                                                   locks

          Elk Grove      American Locker Security       9,900 *   Customer
            Village, IL    Systems, Inc.                           service and
                                                                   lock repair
                                                      --------
                                         TOTAL         99,700
                                                      ========



          The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 1996 through 1999.

          ITEM 3.  LEGAL PROCEEDINGS

          Four female former employees of the Company have alleged in suits entitled Derr et al. v. American Locker Group, Inc., 94-CV-0515S(M), (US District Court for Western District of New York) that they were the victims of sex discrimination in their terminations and/or compensation and seeking unspecified damages. The Company has filed an answer denying all charges. Discovery is completed and the Company has filed a Motion for Summary Judgment on all counts. The Motion is under consideration by the Court. The Company intends to vigorously defend this matter.

          See "Item 1. Business - Compliance with Environmental Laws and Regulations."


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                          PART II

          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


          The Company's shares of Common Stock (Par Value $1.00 per share) are not listed on any exchange, but are traded on the over-the- counter market and quotations are reported by the National Association of Security Dealers, Inc. through their Automated Quotation System (NASDAQ) on the National Market System. The trading symbol is ALGI. The following table shows the range of the low and high sale prices for each of the calendar quarters indicated.

                                     Per Common Share
                                       Market Price




                                                            Dividend
            1994               High          Low            Declared
            ____               ____          ____           ________

          First Quarter       $ 5 1/2        $ 5            $0.00
          Second Quarter        6              5             0.00
          Third Quarter         6              5             0.00
          Fourth Quarter        6              5             0.00
                                                            _________
          Total                                             $0.00
							    =========





                                                                  Dividend
            1995                  High        Low                 Declared
            ____                 ____         ____                ________


          First Quarter       $  6           $ 5                  $0.00
          Second Quarter         9             8 1/4               0.00
          Third Quarter          9 1/4         7 3/4               0.00
          Fourth Quarter        13             8 1/2               0.00
                                                                  ________
          Total                                                   $0.00
								  ========

          As of March 21, 1996, the Company had 1,607 security holders of record.

          By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 3 to the financial statements included in Item 7 of this Form 10-KSB.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          In 1995, consolidated sales of $23,677,940 increased 50% over 1994 sales of $15,766,423 and the Company substantially increased its profitability. Sales of the Company's plastic lockers increased 103% from $6,573,247 in 1994 to $13,362,573 in 1995. Plastic lockers are sold to the United States Postal Service ("USPS") under a contract received in November 1994 pursuant to which the Company provides plastic parcel lockers ("CBU's") to the USPS. Revenues from the Company's other, non-plastic locker products increased 12%, from $9,193,176 in 1994 to $10,315,367 in 1995.

          Consolidated cost of sales as a percentage of sales dropped to 68.4% in 1995 compared to 69.5% in 1994, providing a 1% increase in gross margin. The slight increase in gross margin relates to the sales mix which included higher sales on plastic lockers and lower sales on metal lockers.

          The Company's present contract with the USPS regarding Type Three CBU's will terminate on April 14, 1996. Under the terms of this contract the Company sold approximately 2,800 and 9,200 Type Three CBU's in 1994 and 1995, respectively. As noted below, the Company and the USPS have entered into a new one year contract, effective
          April 15, 1996 covering Outdoor Parcel Lockers (OPL) and Cluster Box Units (CBU) Type Three as well as Type One and Type Two. The new contract gives the Company a minimum order of 1,424 units of the OPL's and 6,000 units of the CBU's. Earnings for 1996 may decrease over 1995 results due to the uncertainty concerning the number of units the USPS may take under the new contract, the slightly lower margins anticipated on the Type Three CBU's and the increased depreciation expense resulting from the Type One and Type Two tools.

          On March 27, 1996, the Company was awarded a contract by the USPS to deliver Outdoor Parcel Lockers (OPL's) and all three types of Cluster Box Units (Type One, Type Two and Type Three) for a period of one year commencing on April 15, 1996. Terms of the contract specify that the Company will provide 60% of the USPS requirements for all four products on a nationwide basis, with guaranteed minimum quantities of 1,424 OPL's and 6,000 in the aggregate of Type One, Type Two and Type Three CBU's during the contract period. The contract also contains standard provisions allowing the USPS to extend the term of the contract for up to four option years as well as provisions allowing early termination for convenience by the USPS. Under this contract, margins on the OPL are expected to increase over 1995 levels and margins on the Type Three CBU's are expected to decrease compared to 1995 margins. The contracted prices are pending USPS audit. The contract further provides that once a specified number of CBU's are shipped, the purchase price for additional units will be reduced by a specified amount. The Company does not expect sales of the CBU's during 1996 to reach the level where such price reductions would come into effect, although it is possible that such levels could be reached during 1997 or, if the USPS elects to exercise its renewal options under the contract, in later years.

          Selling, administrative and general expenses of $4,861,477 during 1995 increased 6% from the $4,594,679 recorded in 1994. The slight increase in selling, administration and general expenses is the result of the Company's continued growth in sales, offset in part by the Company's continuing efforts to downsize its administrative overhead costs by effectively consolidating administrative job responsibilities and reducing the level of corporate staff.

          Interest income in 1995 increased from 1994 due to an increase in the balance of notes receivable during 1995.

          Other income of $244,769 in 1995 increased from the $164,814 recorded in 1994. Other income in 1995 included an increase in cash discounts earned.

          Interest expense increased slightly, $1,658 in 1995 from $164,631 in 1994 due to an increase in the average borrowing rate experienced in 1995 compared to 1994.

          In 1994, consolidated sales of $15,766,423 increased 22% over 1993 sales of $12,957,393 and the Company returned to profitability. Sales of the Company's plastic lockers increased 106% from $3,194,609 in 1993 to $6,573,247 in 1994. A majority of the increase in plastic locker sales occurred during the fourth quarter of 1994, as the Company was awarded a significant contract in November 1994 to provide plastic Type Three CBU's to the USPS. Sales of the Company's plastic locker units were $3,490,354 in the forth quarter of 1994 compared to $965,318 in the fourth quarter of 1993. Revenue from the Company's other, non-plastic locker products declined 6%, from $9,762,784 in 1993 to $9,193,176 in 1994.

          Consolidated cost of sales sold as a percentage of sales rose to 69.5% in 1994 compared to 68.5% in 1993, a 1% decline in gross margin. The slight decrease in gross margin relates principally to the slightly lower sales and margins realized on metal locker units. Through December 31, 1994, 2,802 CBU Type Three have been shipped to the USPS.

          Selling, administrative and general expenses of $4,594,679 during 1994 decreased 9% from the $4,996,846 recorded in 1993. The decline in selling, administration and general expenses is the result of the Company's continued effort to downsize its administrative overhead costs by effectively consolidating administrative job responsibilities and reducing the level of corporate staff.

          Interest income in 1994 declined slightly from 1993 due to the reduction in invested funds.

          Other income of $164,814 in 1994 was substantially less than the $525,044 recorded in 1993. Other income in 1993 included a gain of $379,483 related to the sale of the Company's locker assets previously on concession in various Greyhound bus stations.

          Interest expense increased $37,742 in 1994 from $126,689 in 1993 due to additional term debt borrowings and an increase in the average outstanding borrowings under the Company's line of credit facility in 1994 coupled with the increase in the average borrowing rate experienced in 1994 compared to 1993.

          LIQUIDITY AND SOURCES OF CAPITAL

           The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 1.71 to 1 and 1.82 to 1 at the end of 1995 and 1994, respectively. Working capital, or the excess of current assets over current liabilities, was $3,459,221 at December 31, 1995 and $3,284,945 at December 31, 1994. The increase in working capital resulted primarily from the increased business activity with the USPS in 1995. In 1995, the Company's operations generated $2,710,713 in cash from operating activities. Principally, operating cash was utilized to fund the increase in inventory ($670,019) related to the increased business activity in 1995 with the USPS, to meet scheduled
          debt payments, to purchase equipment and to repurchase stock.   The
          Company also has a $3,000,000 line of credit available to assist in satisfying future operating cash needs, if required. However, the Company anticipates that it will generate positive cash flow from operations in 1996, as shipments and billings which occurred throughout 1995 under the USPS contract are anticipated to continue throughout 1996.

          The Company continues to purchase tooling required to manufacture Type One and Type Two CBU's and anticipates funding such expenses from operations.

          In 1995, the Company continued to make principal payments on the term loan at the rate of $50,000 per month and has reduced the outstanding balance of this loan to $900,000 as of December 31, 1995. On March 12, 1996, the Company increased its term loan facility by $1,000,000 which will provide liquidity to fund payment of federal, state and local taxes from 1995. Also at December 31, 1995, the Company had an outstanding balance of $1,400,000 under a $3,000,000 line-of-credit with its principal bank. The increased borrowings under the line of credit were utilized to fund increased inventory and receivables related to the increased sales volumes in late 1995 from the USPS.

          The Company's policy is to maintain modern equipment and adequate capacity. During 1995, 1994 and 1993, the Company expended $1,232,600, $197,000, and $238,000, respectively, for capital additions. Capital expenditures in 1995 and 1993 were financed principally from operations.

          IMPACT OF ACCOUNTING CHANGES

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company adopted the new method of accounting for income taxes in the first quarter of 1993 by recording a cumulative effect adjustment which resulted in a charge to net earnings of $76,466.

          At both December 31, 1995 and 1994, a valuation reserve of $74,000 has been established on the deferred tax benefit of future tax deductions due to limitations on the carryforward and carryback provisions of the various states in which the Company operates.

          In December 1990, the Financial Accounting Standards Board issued a new statement that requires the projected future cost of providing postretirement benefits such as health care and life insurance, be recognized as an expense as employees render service instead of when benefits are paid. The Company provides a certain level of life insurance benefits to its retirees, which are considered postretirement benefits under the guidelines of the new statement. The Company adopted the new method of accounting in the first quarter of 1993 by recording the impact of the accounting change (net of applicable taxes of $42,000) as a charge of $63,062 to 1993 earnings.

          In March 1995, the Financial Accounting Standards Board issued Statement No.121 "Accounting For Impairment of long Lived Assets to be Disposed Of". The Company will adopt this Statement in the first quarter of 1996 and does not believe that the effect of such adoption will be material.

          IMPACT OF INFLATION AND CHANGING PRICES

          Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time. As successfully demonstrated in 1995, the Company will continue to find ways to reduce the administrative overhead necessary to successfully run the business. By reducing these costs, the Company can continue to be competitively priced with other top quality locker manufacturers and distributors.

          The Company has used the LIFO method of accounting for its inventories since 1974. This method matches current costs with current revenues and during an inflationary period, reduces reported income but improves cash flow due to a reduction of taxes based on income.

          ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                              Report of Independent Auditors

          Board of Directors and Stockholders
          American Locker Group Incorporated

          We have audited the accompanying statements of consolidated financial position of American Locker Group Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          As discussed in Notes 1 and 6, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in the year ended December 31, 1993.


          /s/ Ernst & Young LLP

          Erie, Pennsylvania
          February 16, 1996

                    American Locker Group Incorporated and Subsidiaries

                       Statements of Consolidated Financial Position


                                                       December 31
                                                  1995           1994
                                                  -------------------------

          Assets
          Current assets:
           Cash and cash equivalents              $1,080,487     $  315,685
           Accounts receivable, less allowance
            for doubtful accounts of $136,509
            in 1995 and $72,900 in 1994            3,631,234      4,070,723
           Notes receivable, less allowance for
            doubtful notes of $139,203 in 1995       191,884        128,779
           Inventories                             2,775,615      2,105,537
           Prepaid expenses                          143,978        187,001
           Deferred income taxes                     536,319        502,047
                                                  -------------------------
          Total current assets                     8,359,517      7,309,772



          Property, plant and equipment:
           Land                                            500          500
           Buildings                                   496,196      489,986
           Machinery and equipment                   7,581,513    6,365,812
                                                  -------------------------
                                                     8,078,209    6,856,298
           Less allowances for depreciation
            and amortization                         6,331,541    5,941,203
                                                  -------------------------
                                                     1,746,668      915,095





                                                  -------------------------
          Total assets                            $10,106,185    $8,224,867
                                                  =========================

                                                         December 31
                                                       1995      1994
                                                  -------------------------

          Liabilities and stockholders' equity
          Current liabilities:
           Demand note payable                    $1,400,000     $1,200,000
           Accounts payable:
            Trade                                    965,432        865,244
            Related party                            377,214        610,922
                                                  -------------------------
                                                   1,342,646      1,476,166
           Commissions, salaries, wages and
            taxes thereon                            348,549        246,547
           Other accrued expenses                    376,643        480,868
           Federal, state and foreign income
            taxes payable                            832,458         21,246
           Current portion of long-term
            debt                                     600,000        600,000
                                                  -------------------------
          Total current liabilities                4,900,296      4,024,827


          Deferred income taxes                       83,609          3,337


          Long-term obligations:
           Long-term debt                            300,000        900,000
           Deferred pension income                   232,584        174,542
           Postretirement benefits                   125,630        116,510
                                                  -------------------------
                                                     658,214      1,191,052


          Stockholders' equity:
           Common stock, $1 par value:
            Authorized shares -- 4,000,000
            Issued and outstanding shares
              818,625 in 1995 and 858,876
              shares in 1994                         818,625        858,876
           Other capital                           1,258,805      1,571,970
           Retained earnings                       2,500,351        709,782
           Foreign currency translation
            adjustment                              (113,715)     (134,977)
                                                 --------------------------
          Total stockholders' equity               4,464,066     3,005,651
                                                 --------------------------
          Total liabilities and stockholders'
            equity                               $10,106,185    $8,224,867
                                                 ==========================

         See accompanying notes.

                    American Locker Group Incorporated and Subsidiaries

                           Statements of Consolidated Operations


                                             Year ended December 31
                                        1995         1994        1993
                                        -----------------------------------

          Net sales                     $23,677,940 $15,766,423 $12,957,393
          Cost of products sold          16,207,181  10,971,085   8,873,261
                                        -----------------------------------
                                          7,470,759   4,795,338   4,084,132
          Selling, administrative         4,861,477   4,594,679   4,996,846
           and general expenses         -----------------------------------
                                          2,609,282     200,659   (912,714)

          Interest income                    59,716      17,997      19,277
          Other income - net                244,769     164,814     525,044
          Interest expense                 (166,289)   (164,631)  (126,689)
                                        -----------------------------------
          Income (loss) before
            income taxes and
            accounting changes            2,747,478     218,839   (495,082)
          Income taxes (credit)             956,909      74,600   (100,000)
                                        -----------------------------------
          Income (loss) before            1,790,569     144,239   (395,082)
            accounting changes

          Accounting changes:
           Income taxes                         --          --      76,466
           Postretirement benefits,
            net of applicable taxes
            of ($42,000)                        --          --      63,062
                                        -----------------------------------
                                                --          --     139,528
                                        -----------------------------------
          Net income (loss)             $1,790,569   $  144,239 $ (534,610)
                                        ===================================
          Per share of common stock:
            Income (loss) before
             accounting changes             $2.12      $0.17     $(0.44)
            Accounting changes                 --         --      (0.16)
                                        -----------------------------------
            Net income (loss)               $2.12      $0.17     $(0.60)
                                        -----------------------------------
          Dividends                         $0.00      $0.00      $0.00
                                        ===================================
          See accompanying notes.

                                         American Locker Group Incorporated

                                  Statements of Consolidated Stockholders' Equity
                                                                           Foreign
                                                                           Currency      Total
                                             Common    Other     Retained  Translation Stockholders'
                                             Stock     Capital   Earnings  Adjustment   Equity
                                             ------------------------------------------------------
          Balance at January 1, 1993         $884,202 $1,708,397 $1,100,153         --  $3,692,752
            Net (loss)                             --         --   (534,610)        --    (534,610)
            Foreign currency translation           --         --         --    $(46,987)   (46,987)
            Common stock purchased and        (12,779)   (68,354)        --         --     (81,133)
             retired                         ------------------------------------------------------
          Balance at December 31, 1993        871,423  1,640,043    565,543     (46,987) 3,030,022
            Net income                             --         --    144,239         --     144,239
            Foreign currency translation           --         --         --     (87,990)   (87,990)
            Stock options exercised            10,500     15,037         --          --     25,537
            Common stock purchased and        (23,047)   (83,110)        --          --   (106,157)
             retired                         ------------------------------------------------------
          Balance at December 31, 1994        858,876  1,571,970    709,782    (134,977) 3,005,651
            Net Income                             --         --  1,790,569          --  1,790,569
            Foreign currency translation           --         --         --      21,262     21,262
            Common stock purchased and        (40,251)  (313,165)        --         --    (353,416)
             retired                         -------------------------------------------------------
          Balance at December 31, 1995       $818,625 $1,258,805  $2,500,351  $(113,715)$4,464,066
                                             =======================================================

          See accompanying notes.

                            American Locker Group Incorporated

                           Statements of Consolidated Cash Flows

                                                  Year ended December 31
                                             1995        1994         1993
                                             -----------------------------

          Operating activities
           Net Income (loss)                $1,790,569 $ 144,239 $(534,610)
           Adjustments to reconcile net
            income (loss)
            to net cash provided by (used in)
            operating activities:
             Cumulative effect of accounting
              changes                               --         --  139,528
             Depreciation and amortization     404,006    556,027  837,303
             Gain on disposition of property,
              plant and equipment              (27,346)   (31,214)(387,143)
             Deferred income taxes (credits)    46,000    (36,100)(142,100)
             Deferred pension                   58,042     40,688  (11,119)
             Postretirement benefits             9,120      6,065    5,391
             Change in assets and liabilities:
               Accounts and notes receivable   384,683 (1,697,432)(246,772)
               Income taxes                    811,101    126,568  253,289
               Inventories                    (670,019)  (346,440) 255,130
               Prepaid expenses                 43,541    (55,058) (14,257)
               Accounts payable and accrued   (138,984)   659,425   63,350
                expenses
               Other noncurrent assets              --         --   24,082
                                             ------------------------------
          Net cash provided by (used in)
           operating activities              2,710,713   (633,232) 242,072

          Investing activities
          Purchase of property, plant and
           equipment                        (1,232,604)  (197,028)(238,659)
          Proceeds from sale of property,
           plant and equipment                  32,675     41,317  421,776
                                             ------------------------------
          Net cash (used in) provided by
           investing activities             (1,199,929)  (155,711) 183,117

          Financing activities
          Net borrowings under line of credit  200,000    400,000  300,000
          Additional borrowings                     --  1,850,000       --
          Debt repayments                     (600,000)(1,350,000)(600,000)
          Common stock purchased and retired  (353,416)  (106,157) (81,133)
          Stock options exercised                   --     25,537       --
                                             ------------------------------
          Net cash (used in) provided by
           financing activities               (753,416)   819,380 (381,133)

          Effect of exchange rate changes
           on cash                               7,434    (32,377) (15,286)

                                             ------------------------------
          Net increase (decrease) in cash      764,802     (1,940)  28,770
          Cash and cash equivalents at
           beginning of year                   315,685    317,625  288,855
                                             ------------------------------
          Cash and cash equivalents at end
           of year                           $1,080,487  $315,685 $317,625
                                             ==============================
          Supplemental cash flow information:
            Cash paid during the year for:
             Interest                        $ 160,607   $168,318 $123,006
                                             ==============================
          Income taxes paid (refunded)         $59,684  $ 53,968 $(204,897)
                                             ==============================
          See accompanying notes.

          1. Summary of Significant Accounting Policies

          Consolidation and Business Description

          The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in one business: coin and key or electronically controlled metal and plastic checking lockers and locks. The Company sells to customers throughout North America.

          Cash and Cash Equivalents

          Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents are short-term, highly liquid investments both readily convertible to known amounts of cash and have original purchase maturities of three months or less.

          Inventories

          Inventories are valued principally at the lower of cost or market, cost determined by the last-in, first-out method.

          Properties and Depreciation

          Property, plant and equipment are stated at cost. Provisions for depreciation have been computed for accounting purposes by the straight-line and declining-balance methods based on estimated useful lives. Provisions for depreciation have been computed for tax purposes under accelerated tax methods.

          Net Income Per Share

          Net income (loss) per common share is computed by dividing net income
          (loss) by the weighted average number of shares outstanding, plus, when dilative, the common stock equivalents which would arise from the exercise of stock options. Total shares used in the calculations amount to 845,356 in 1995, 862,017 in 1994 and 899,785 in 1993.

          Income Taxes

          Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1993, was to decrease net income by $76,466. For the years ended December 31, 1995, 1994 and 1993, application of the new rules did not have a material impact on tax expense.

          Foreign Currency

          The assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at current exchange rates. Revenue and expense accounts are translated at weighted average exchange rates prevailing during the year. Foreign currency gains and losses are included in determining net income (loss) for the period in which the exchange rate changes.

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

          Impact of Recently Issued Accounting Standard

          In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company will adopt Statement No. 121 in the first quarter of 1996, and based on current circumstances, does not believe the effect of adoption will be material.

          2. Inventories

                                                            December 31
                                                       1995           1994
                                                       -----------------------

          Finished products                         $1,240,253   $  677,187
          Work-in-process                            1,414,994    1,266,263
          Raw materials                              1,395,058    1,104,489
                                                     ----------------------
                                                     4,050,305    3,047,939
          Less allowance to reduce carrying value
            to LIFO basis                            1,274,690      942,402
                                                     ----------------------
          Net inventories                            $2,775,615  $2,105,537
                                                     ======================

          3. Demand Note Payable and Long-Term Debt

                                                            December 31
                                                       1995           1994
                                                       -------------------

          Note payable to bank, unsecured, due
           May 1997, payable $50,000 per month
           with interest at prime plus 1/4%
           (8.75% at December 31, 1995)            $900,000   $1,500,000
          Less current portion                      600,000      600,000
                                                   ---------------------
          Long-term portion                        $300,000   $  900,000
                                                   =====================

          The credit agreement underlying the note payable to bank requires the maintenance of certain levels of net worth and working capital and requires the maintenance of a certain current ratio and ratio of liabilities to net worth. In addition, the note has restrictions on the payment of dividends. The Company was in compliance with these covenants at year end.

          At December 31, 1995, the Company had outstanding $1,400,000 under a $3,000,000 unsecured line of credit agreement with the bank. Such borrowings are repayable on demand with interest at the prime rate. The weighted average interest rate on outstanding short-term borrowings amounted to 8.8%, 6.7% and 6.0% in 1995, 1994 and 1993, respectively.

          Required principal payments on long-term obligations in each of the years through final maturity are as follows: 1996 - $600,000, 1997 - $300,000.

          Rent expense amounted to $410,763, $239,904 and $384,000 in 1995, 1994 and 1993, respectively.

          The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments by year and in the aggregate consists of the following at December 31, 1995.

          1996                                         $162,678
          1997                                           61,265
          1998                                           20,634
                                                       --------
                                                       $244,577
                                                       ========

          4. Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1995, 1994 and 1993, a valuation reserve has been established on the deferred state tax benefit of future deductions due to limitations on carryforward and carryback provisions of the various states in which the Company operates. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                      1995      1994
                                                    --------------------
          Deferred tax liabilities:
           Property, plant and equipment        $127,952   $ 23,493
           Prepaid expenses                       25,761     41,639
                                                --------------------
          Total deferred tax liabilities         153,713     65,132

          Deferred tax assets:
           Postretirement benefits                61,052     57,804
           Pension costs                          93,033     69,816
           Allowance for doubtful accounts       109,168     28,098
           Accrued expenses                       10,253     62,910
           Other employee benefits                39,670     47,269
           Inventory costs                       353,284    356,059
           Other                                  14,863     16,786
                                                 -------------------
          Total deferred tax assets              681,323    638,742
          Valuation allowance for deferred
           tax assets                            (74,900)   (74,900)
                                                --------------------
          Net deferred tax assets               $452,710   $498,710
                                                ====================

          Current deferred tax asset            $536,319   $502,047
          Long-term deferred tax
           (liability)                           (83,609)    (3,337)
                                                --------------------
                                                $452,710   $498,710
                                               =====================

          For financial reporting purposes, income (loss) before income taxes and change in accounting includes the following components:

                                                  1995       1994     1993
                                                  -------------------------

          United States                      $2,714,028 $195,836 $(465,307)
          Foreign                                33,450   23,003   (29,775)
                                             ------------------------------
                                             $2,747,478 $218,839 $(495,082)
                                             ==============================

          Significant components of the provision for income taxes are as follows:

                                             1995        1994        1993
                                             ------------------------------

          Current:
           Federal                           $834,400   $79,000   $ 42,100
           State                              117,900    19,700         --
           Foreign                             33,700    12,000         --
           Prior year taxes                   (75,091)       --         --
                                             ------------------------------
          Total current                       910,901   110,700     42,100

          Deferred:
           Federal                             55,900   (48,100)  (178,100)
           State                               (9,900)   12,000     36,000
                                             ------------------------------
                                               46,000   (36,100)  (142,100)
                                             ------------------------------
                                             $956,909   $74,600  $(100,000)
                                             ==============================

          The differences between the federal statutory rate and the effective tax rate as a percentage of income (loss) before taxes are as follows:

                                             1995        1994        1993
                                             ------------------------------

          Statutory income tax rate          35%         35%          35%
          State and foreign income taxes      1          (1)         (10)
          Tax credits                         --         (1)           --
          Permanent differences principally
           nontaxable income in 1995 and in
           1993, and nondeductible
           expenditures in 1994              (1)          3           (5)
          Other                               --         (1)           --
                                             ------------------------------
                                             35%         35%          20%
                                             ==============================

          5. Pension Plans

          The Company and its subsidiaries have several defined benefit pension plans covering substantially all employees. Benefits for the salaried employees are based on specified percentages of the employees annual compensation. The plans for hourly employees provide benefits of stated amounts for each year of service. The plans' assets are invested in fixed interest rate group annuity contracts with an insurance company. Due to the funding status of the plans, the Company has not had to fund the plan since 1981.

          The summary of the components of net periodic pension expense (income) and the total pension expense (income) are as follows:

                                              1995      1994       1993
                                             ------------------------------

          Service cost-benefits earned
           during the period                 $193,514  $192,700  $170,283
          Interest cost on projected benefit
           obligation                         113,188    99,287    85,882
          Return on plan assets              (155,711) (133,729) (160,303)
          Net amortization and deferral       (92,949) (117,570) (105,774)
                                             ------------------------------
          Net pension expense (income)       $ 58,042  $ 40,688  $ (9,912)
                                             ------------------------------

          The average discount rate used in determining the actuarial value of the projected benefit obligations was 7.5% in 1995 and 1994. The rates of future years' compensation levels was 5.5% in 1995 and 1994. The expected long-term rate of return on plan assets was 7.5% in 1995 and 1994.

          The following table sets forth the funded status and amounts recognized in the statements of consolidated financial condition for the hourly plan at December 1995 and 1994.

                                                       1995         1994
                                                       --------------------

          Actuarial present value of benefit
           obligations:
           Vested benefit obligation                   $839,141   $716,538
           Non-vested benefit obligation                  3,746      6,744
                                                       --------------------
          Accumulated benefit obligation               $842,887   $723,282
                                                       ====================

          Projected benefit obligation for service
           rendered to date                           $ 842,887 $  723,282
          Plan assets at fair value                   1,252,097  1,177,134
                                                      ---------------------
          Plan assets in excess of projected benefit
           obligations                                  409,210    453,852
          Unrecognized net loss                         243,271    197,885
          Unrecognized prior service cost                 1,597      1,864
          Unrecognized net transition asset            (202,216)  (235,918)
                                                       -------------------
          Net hourly plan pension asset recognized in
           the statement of consolidated financial
           condition                                   $451,862  $ 417,683
                                                       ====================

          The funded status and amounts recognized in the statement of consolidated financial condition for the salary plan at December 31, 1995 and 1994 are presented in the following table.

                                                       1995         1994
                                                       --------------------

          Actuarial present value of benefit
           obligations:
           Vested benefit obligation                   $845,245   $623,354
           Non-vested benefit obligation                 31,798     61,459
                                                       --------------------
          Accumulated benefit obligation               $877,043   $684,813
                                                       ====================

          Projected benefit obligation for service
           rendered to date                           $1,006,059 $ 789,127
          Plan assets at fair value                      854,183   846,040
                                                      ---------------------

          Plan assets (deficiency) in excess of projected
           benefit obligations                         (151,876)    56,913
          Unrecognized net loss                         228,576    213,494
          Asset deferred gain                          (761,146)  (862,632)
                                                       -------------------
          Net salary plan pension liability recognized
           in the statement of consolidated
           financial condition                        $(684,446) $(592,225)
                                                       ====================

          The Company also contributes to a foreign pension plan, which amounts are not material.

          6. Postretirement Benefit Plans Other Than Pensions

          In addition to the Company's defined benefit plans, the Company provides a life insurance benefit to substantially all employees upon retirement. Retirees eligible to participate in this plan have their life insurance premiums paid on their behalf by the Company. The insurance premiums related to this plan are paid annually.

          In 1993, the Company adopted FASB Statement No. 106, "Employees' Accounting for Postretirement Benefits Other Than Pensions." The cumulative impact of the accounting change ($105,054, less applicable deferred income taxes of $42,000) reduced earnings by $.07 per share. The effect of adopting the new rules increased 1993 net periodic postretirement benefit cost by approximately $5,200 and decreased 1993 net income by $4,200.

          The following table presents the plan's status reconciled with amounts recognized in the Company's statement of financial position:

                                                         December 31
                                                    1995              1994
                                                  ------------------------

          Accumulated postretirement benefit
           obligation:
           Retirees                                $(56,778)      $(52,656)
           Fully eligible active plan
            participants                            (46,770)       (43,375)
           Other active plan participants           (16,211)       (15,034)
                                                  -------------------------
          Accumulated postretirement
           benefit obligation                      (119,759)      (111,065)
          Unrecognized net gain                      (5,871)        (5,445)
                                                  -------------------------
          Accrued postretirement benefit
           cost                                   $(125,630)     $(116,510)
                                                  =========================

          Net periodic postretirement benefit cost includes the following components:

                                                            December 31
                                                  1995       1994     1993
                                                  -------------------------
          Service cost                             $1,882    $1,882  $1,664
          Interest cost                             8,238     8,238   8,227
                                                  -------------------------
          Net periodic postretirement
           benefit cost                           $10,120   $10,120  $9,891
                                                  =========================

          The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 8% at December 31, 1995 and 1994.


          7. Capital Stock and Stock Options

          The Certificate of Incorporation authorizes 4,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock.

          In 1988, the Company adopted the American Locker Group Incorporated 1988 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall be not less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock option, the option price shall be payable to the Company in cash, or at the discretion of the committee, in shares of common stock valued at the fair market value on the date of payment, or a combination thereof. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. At December 31, 1995, 1994 and 1993, there were no stock appreciation rights outstanding under this plan.

          A summary of the Stock Incentive Plan stock options for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                             Number
                                             of Shares                Option Price
                                             Under
                                                                                             --------------------------------------
-------
                                             Option                   Per Share           Aggregate
                                             ------------------------------------------------------
          Outstanding - January 1, 1993       36,000                  $2.875-$4.25        $112,437
          Granted during the year                 --                   0.00                     --
          Exercised during the year               --                   0.00                     --
          Cancellations                           --                   0.00                     --
                                             ---------------                              ----------
          Outstanding - December 31, 1993     36,000                  $2.875-$4.25         112,437
          Granted during the year                 --                   0.00                     --
          Exercised during the year          (10,500)                  2.875               (30,188)
          Cancellations                           --                   0.00                     --
                                             ---------------                              ----------
          Outstanding - December 31, 1994     25,500                  $2.875-$4.25          82,249
          Granted during the year                 --                   0.00                     --
          Exercised during the year               --                   0.00                     --
          Cancellations                           --                   0.00                     --
                                             ---------------                              ----------
          Outstanding - December 31, 1995     25,500                  $2.875-$4.25         $82,249
                                             ===============                              ==========

          8. Related Party

          The President of the Company is also the President of Signore Inc., a former wholly-owned subsidiary of the Company. In addition, some Officers and Directors of the Company are Directors of Signore Inc.

          One of the Company's subsidiaries has entered into a manufacturing agreement with Signore, under which Signore will furnish fabricating, assembly and shipping services. The Agreement, which expires in April 30, 2000, provides that the cost to the Company for these services will be equal to Signore's standard cost divided by 80%. Purchases from Signore under the Agreement amounted to $3,470,582, $2,793,880 and $2,487,759 for the years ended December 31, 1995, 1994 and 1993, respectively.

          9. Business Segment Data

          The Company has operations in the United States and Canada. The geographic distribution of sales, operating profit (loss) and identifiable assets for 1995, 1994 and 1993 are as follows:

                                             United
                                             States           Canada     Eliminations       Total
                                             -------------------------------------------------------
                      1995
          ----------------------------------
          Revenues from unaffiliated customers $22,112,011  $1,565,929    $       --   $23,677,940
          Transfers between geographic areas       485,377          --       485,377            --
                                             -------------------------------------------------------
          Total revenues                       $22,597,388  $1,565,929    $  485,377   $23,677,940
                                             =======================================================

          Operating income                     $ 2,579,420  $   29,862    $       --   $ 2,609,282
                                             =======================================================

          Identifiable assets                  $10,060,749  $  934,201    $  888,765   $10,106,185
                                             =======================================================

                      1994
          -----------------------------------
          Revenues from unaffiliated customers $13,899,533  $1,866,890    $       --   $15,766,423
          Transfers between geographic areas       617,762          --       617,762            --
                                             -------------------------------------------------------
          Total revenues                       $14,517,295  $1,866,890    $  617,762   $15,766,423
                                             =======================================================

          Operating income                     $   128,037  $   72,622    $       --   $   200,659
                                             =======================================================

          Identifiable assets                  $ 8,264,864  $  848,768    $  888,765   $ 8,224,867
                                             =======================================================



                      1993
          ------------------------------------
          Revenues from unaffiliated customers $10,998,499  $1,958,894    $       --   $12,957,393
          Transfers between geographic areas       410,356      39,317       449,673            --
                                             -------------------------------------------------------
          Total revenues                       $11,408,855  $1,998,211    $  449,673   $12,957,393
                                             =======================================================

          Operating loss                       $  (850,479) $  (62,235)   $       --   $  (912,714)
                                             =======================================================

          Identifiable assets                  $ 6,586,992  $  925,924    $  888,765   $ 6,624,151
                                             =======================================================

          In 1995, 1994 and 1993, the Company had export sales of $1,244,711, $2,009,086 and $2,016,610, respectively. In 1995, 1994 and 1993, export sales represented approximately 5.3%, 12.7% and 15.6%, respectively of the Company's consolidated net sales.

          Sales to the U.S. Postal Service represented 61.2%, 45.8% and 28.6% of net sales in 1995, 1994 and 1993, respectively.

          At December 31, 1995 and 1994, the Company had secured receivables from customers under time payment arrangements totaling $331,087 and $128,779, respectively. At December 31, 1995, the Company had unsecured trade receivables from customers considered to be distributors of $351,122 (including a United Kingdom distributor of $119,249) and from governmental agencies of $1,858,497. At December 31, 1994, the Company had unsecured trade receivables from customers considered to be distributors of $519,200 (including a United Kingdom distributor of $78,100) and from governmental agencies of $2,386,500. The Company has not incurred any losses with respect to the aforementioned customers.

          Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

          10. Quarterly Results of Operations (Unaudited)

          The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1995 and 1994:

                                                  1995
                                             Three Months Ended
                              March 31   June 30  September 30 December 31
                              ---------------------------------------------

          Net sales           $7,080,084 $5,273,245  $5,633,832  $5,690,779
                              =============================================

          Gross profit        $2,277,764 $1,699,121  $1,910,998  $1,582,876
                              =============================================

          Net income          $ 666,765  $ 242,766   $  406,332  $  474,706
                              =============================================

          Net income             $ .78      $ .28      $ .48       $ .58
           per share          =============================================

                                                  1994
                                             Three Months Ended
                              March 31   June 30  September 30 December 31
                              ---------------------------------------------

          Net sales           $3,473,596  $3,385,251 $3,107,603 $5,799,973
                              =============================================

          Gross profit        $1,023,929  $1,088,079  $ 948,976 $1,734,354
                              =============================================

          Net (loss) income     $(60,613)   $(29,905) $(141,639)  $376,396
                              =============================================

          Net (loss) income        $(.07)      $(.03)     $(.16)      $.43
           per share          =============================================

          The Company's accounting practice for interim periods provides for possible inventory, insurance, pension and income tax adjustments. Such adjustments resulted in increasing the 1995 fourth quarter pretax income by $51,000 for insurance and pension costs and $178,000 for income tax expense and decreasing fourth quarter pretax income by $208,900 for inventory costs. In 1994, fourth quarter adjustments relating to inventories and pensions decreased fourth quarter pretax income by $19,000.

          11. Contingency

          The Company has been named as a defendant by four former employees alleging discrimination and seeking unspecified damages. The Company has denied all charges and it intends to vigorously defend this matter. It is management's opinion that the ultimate outcome of this matter will not have a material impact on the Company's financial position or operating results.

          Although no formal legal proceedings have been directed towards the Company, it has been alleged that the Company and/or one of its previously owned subsidiaries is a potentially responsible party at two sites suspected to have some form of environmental contamination. The Company believes that its contributions to these sites, if any, is deminimus, however, it is too early to predict the ultimate outcome of these matters.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosures during 1995 or 1994.


                                         PART III

          Item 9, 10, 11, and 12 will be contained in American Locker Group Incorporated's Annual proxy Statement, incorporated herein by reference, which will be filed within 120 days after year end.

          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB


                    (a)       Exhibits - Exhibits required by
                              Item 601 of Regulation S-B
                              are submitted as a separate section herein immediately following the "Exhibit Index".

                    (b) Reports on Form 8-KSB filed in the fourth quarter of 1995 - None.

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN LOCKER GROUP INCORPORATED


                                  /s/Harold J. Ruttenberg
                                  _______________________
                                   Harold J. Ruttenberg
                                 Chairman, Chief Executive
                                  Officer, Treasurer and
                               Principal Accounting Officer

                                       March 29, 1996

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                        Date
          _________                _____                        ____

          /s/Harold J. Ruttenberg  Chairman, Chief           March 29, 1996
          -----------------------  Executive Officer,
          Harold J. Ruttenberg     Treasurer, Principal
                                   Accounting Officer
                                   and Director

          /s/Alexander N. Ditonto  President, Secretary      March 29, 1996
          -----------------------  and Director
          Alexander N. Ditonto

          /s/Thomas Phillips Johnson Director                March 29, 1996
          --------------------------
          Thomas Phillips Johnson

          /s/Alan H. Finegold      Director                  March 29, 1996
          -----------------------
          Alan H. Finegold

          -----------------------  Director                  March 29, 1996
          Thomas Lynch, IV

          /s/James E. Ruttenberg   Director                  March 29, 1996
          -----------------------
          James E. Ruttenberg

                                EXHIBIT INDEX

                                                      Prior Filing or
                                                      Sequential Page
            Exhibit No.                               No. Herein

               3.1       Certificate of Incorporation Exhibits to Form 10-
                         of American Locker Group     K for Year ended
                         Incorporated                 December 31, 1980

               3.2 Amendment to Certificate of Form 10-C filed Incorporation changing name May 6, 1985 of company

               3.3       Amendment to Certificate of  Exhibit to Form 10-K
                         Incorporation limiting       for year ended
                         liability of Directors and   December 31, 1987
                         Officers
               3.4       By-laws of American Locker   Exhibit to Form 10-K
                         Group Incorporated as        for year ended
                         amended and restated         December 31, 1985

               3.5       Amendment to By-laws of      Exhibit to Form 10-K
                         American Locker Group        for year ended
                         Incorporated dated           December 31, 1991
                         January 15, 1992
               10.1      American Locker Group        Exhibit to Form 10-K
                         Incorporated 1988 Stock      for year ended
                         Incentive Plan               December 31, 1988

               10.2      First Amendment dated        Exhibit to Form 10-K
                         March 28, 1990 to American   for year ended
                         Locker Group Incorporated    December 31, 1989
                         1988 Stock Incentive Plan

               10.3      Form of Indemnification      Exhibit to Form 10-K
                         Agreement between American   for year ended
                         Locker Group Incorporated    December 31, 1987
                         and its directors and
                         officers
               10.4      Corporate Term Loan          Exhibit to Form 10-K
                         Agreement between American   for year ended
                         Locker Group Incorporated    December 31, 1991
                         and Manufacturers and
                         Traders Trust Company
                         covering $2,400,000 loan

               10.6      Approved Line of Credit from Exhibit to Form 10-K
                         Manufacturers and Traders    for year ended
                         Trust Company to American    December 31, 1990
                         Locker Group Incorporated in
                         the amount of $1,000,000

               10.7      Amendment Agreement dated    Exhibit to Form 10-
                         May 1, 1994 between          KSB for year ended
                         Manufacturing and Traders    December 31, 1994
                         Trust Company and American
                         Locker Group Incorporated
                         [Increase in Term Loan to
                         $1,850,000]

               10.8      Amendment Agreement dated    Page ___
                         March 12, 1996 between
                         Manufacturing and Traders
                         Trust Company and American
                         Locker Group Incorporated
                         [Increase in Term Loan to
                         $1,800,000]
               10.9      Employment Agreement between Exhibit to Form 10-K
                         American Locker Group        for year ended
                         Incorporated and             December 31, 1988
                         Alexander N. Ditonto

              10.10 Amendment dated January 16, Exhibit to Form 10-K 1990 to Employment Agreement for year ended
                         between American Locker      December 31, 1989
                         Group Incorporated and
                         Alexander N. Ditonto

              10.11      Amendment to Employment      Exhibit to From 10-
                         Agreement between American   KSB for year ended
                         Locker Group Incorporated    December 31, 1994
                         and Alexander N. Ditonto
                         dated August 20, 1993
              10.12      Stock Acquisition Agreement  Exhibit to Form 8-K
                         dated December 29, 1989      dated January 11,
                         between American Locker      1990
                         Group Incorporated and
                         Signore, Inc. Employee Stock
                         Ownership Trust

              10.13      Manufacturing Agreement      Exhibit to Form 8-K
                         dated as of December 29,     dated January 11,
                         1989 between American Locker 1990
                         Security Systems Inc. and
                         Signore, Inc.
              10.14      First Amendment dated May 3, Page ________
                         1995 to Manufacturing
                         Agreement dated as of
                         December 29, 1989 between
                         American Locker Security
                         Systems Inc. and Signore
                         Inc.

              10.15      Second Amendment dated       Page ________
                         March 15, 1996 to
                         Manufacturing Agreement
                         dated as of December 29,
                         1989 between American Locker
                         Security Systems Inc. and
                         Signore Inc.

               22.1      List of Subsidiaries         Page ________
               27.1      Financial Data Schedule      Page ________