Form 10QSB
period 1996-03-31
AMERICAN LOCKER GROUP INC
filed 1996-05-14
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

          (Mark one)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               MARCH 31, 1996
               OR
          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____ TO _______
          Commission file number   0-439
                                   ---------------------------------------

                          American Locker Group Incorporated
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                    Delaware                           16-0338330
          -------------------------------    ------------------------------
          (State of other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification Number)

                     15 West Second Street, Jamestown, NY  14701
          -----------------------------------------------------------------
                       (Address of principal executive offices)

                                    (716)664-9600
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

          -----------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                              changed since last report)

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
          subject to such filing requirements.  Yes  X   No
                                                    ----    ----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange

          Act after the distribution of securities under a plan confirmed by a court.
          Yes ___  No ___  Not Applicable

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          May 8, 1996

                        Common Stock $1.00 par value - 804,196

          Transitional Small Business Disclosure (check one)  Yes     No X
                                                                 ----   ---

         PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                 March 31,     December 31,
                                                   1996           1995
                                                 ---------     ------------

          ASSETS

          CURRENT ASSETS
           Cash and cash equivalents                 $432,746    $1,080,487
           Accounts receivable, less allowance
            for doubtful accounts (1996 $139,520;
            1995 $136,509)                          3,868,635     3,631,234
           Inventories                              2,922,644     2,775,615
           Notes receivable, less allowance for
            doubtful notes ($139,203-1996 and 1995)   178,886       191,884
           Prepaid expenses                           154,960       143,978
           Deferred income taxes                      536,346       536,319
                                                    ---------     ---------
          TOTAL CURRENT ASSETS                      8,094,217     8,359,517


          PROPERTY, PLANT AND EQUIPMENT
           Land                                          500            500
           Buildings                                 495,447        496,196
           Machinery and equipment                 7,568,496      7,581,513
                                                   ---------      ---------
                                                   8,064,443      8,078,209
          Less allowances for depreciation
            and amortization                       6,398,066      6,331,541
                                                   ---------      ---------
                                                   1,666,377      1,746,668
                                                   ---------      ---------

          TOTAL NON-CURRENT ASSETS                 1,666,377      1,746,668

                                                   ---------      ---------

          TOTAL ASSETS                            $9,760,594    $10,106,185
                                                  ==========    ===========

         STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                 March 31,     December 31,
                                                   1996           1995
                                                 ---------     ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Demand note payable                    $1,050,000     $1,400,000

           Accounts payable and accrued expenses:
            Trade                                    946,972        965,432
            Related party                            310,621        377,214
                                                  ----------     ----------
                                                   1,257,593      1,342,646
           Commissions, salaries, wages and
            taxes thereon                            187,120        348,549
           Other accrued expenses                    330,851        376,643
           Federal and State income taxes payable     80,497        832,458
           Current portion of long-term obligations  600,000        600,000
                                                  ----------     ----------
          TOTAL CURRENT LIABILITIES                3,506,061      4,900,296

          DEFERRED INCOME TAXES                       83,635         83,609

          LONG-TERM OBLIGATIONS
           Long-term debt, less current portion    1,150,000        300,000
           Deferred pension income                   232,584        232,584
           Postretirement benefits                   125,630        125,630
                                                  ----------     ----------
                                                   1,508,214        658,214
                                                  ----------     ----------
          TOTAL NON-CURRENT LIABILITIES            1,591,849        741,823
                                                  ----------     ----------
          TOTAL LIABILITIES                        5,097,910      5,642,119

          STOCKHOLDERS' EQUITY
           Common stock, par value $1 per share--
            authorized 4,000,000 shares, issued
            818,625 shares in 1996 and 818,876
            in 1995                                  818,625       818,625
           Other capital                           1,258,805     1,258,805
           Retained earnings                       2,692,963     2,500,351
          Foreign currency translation adjustment   (107,709)     (113,715)
                                                  ----------     ---------
          TOTAL STOCKHOLDERS' EQUITY               4,662,684     4,464,066
                                                  ----------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                 $9,760,594    $10,106,185
                                                  ==========    ===========

          See notes to consolidated financial statements.

         STATEMENTS OF CONSOLIDATED INCOME

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                               Three Months Ended March 31,
                                                  1996             1995
                                               -------------    -----------

          Net sales                               $4,946,120    $7,080,084
          Cost of products sold                    3,498,708     4,702,320
                                                  ----------     ----------
                                                   1,447,412     2,377,764
          Selling, administrative and
           general expenses                        1,150,043     1,197,698
                                                  ----------     ----------
                                                     297,369     1,180,066

          Interest and dividend income                 7,360        17,133
          Other income (expense)--net                 64,513        77,639
          Interest expense                           (40,243)      (59,672)
                                                  ----------     ---------

          INCOME BEFORE INCOME TAXES                 328,999     1,215,166

          Income taxes                               136,387       548,401
                                                  ----------     ---------

          NET INCOME                              $  192,612     $ 666,765
                                                  ==========     =========


          Per share of common stock:
            NET INCOME                                 $0.24         $0.78
                                                  ==========     =========





          See notes to consolidated financial statements.

         STATEMENTS OF CONSOLIDATED CASH FLOWS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                               Three Months Ended March 31,
                                                        1996        1995
                                                    -----------  ----------
          Cash flows from operating activities:
           Net income                                $  192,612  $666,765
           Adjustments to reconcile net income
             to net cash provided by
             operating activities:
               Depreciation and amortization            156,054     91,063
               Loss on disposition of property,
                  plant and equipment                       288          0
               Change in assets and liabilities:
                 Notes receivable                        12,998     12,606
                 Account receivable                    (237,401) 1,251,837
                 Income taxes                          (751,961)   474,370
                 Inventories                           (147,029)  (885,865)
                 Prepaid expenses                       (11,009)     2,852
                 Accounts payable and accrued
                    expenses                           (292,248)  (103,274)
                                                     ----------  ---------
          NET CASH (USED IN) PROVIDED BY
            OPERATING ACTIVITIES                     (1,077,696) 1,510,354

          Cash flows from investment activities:
               Purchase of property, plant
                 and equipment                         (76,418)    (91,553)
               Proceeds from sale of property,
                 plant and equipment                       367           0
                                                     ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES        (76,051)    (91,553)

          Cash flows from financing activities:
               Additional borrowing long-term debt   1,000,000           0
               Net payments under line of credit      (350,000) (1,200,000)
               Debt repayments                        (150,000)   (150,000)
                                                     ---------   ---------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                       500,000  (1,350,000)
                                                     ---------   ----------
          Effect of exchange rate changes in cash        6,006       4,254
                                                     ---------   ----------
            Net (decrease) increase in cash           (647,741)     68,801
            Cash and cash equivalents at beginning
               of year                               1,080,487     315,684
                                                     ---------    ---------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD  $432,746    $388,739
                                                     =========    =========
          Supplemental cash flow information:

         Cash paid during the quarter for:
          Interest                                   $  40,243    $ 59,672
                                                     =========    ========

          Income Taxes                               $ 860,200   $  73,000
                                                     =========   =========

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

          3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 818,625 shares for the three months ended March 31, 1996 and 858,876 shares for the quarter ended March 31, 1995.

          4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                             March 31,      December 31,
                                               1996            1995
                                             ---------      ------------

                    Raw materials            $1,707,034     $1,240,253
                    Work-in-process           1,498,640      1,414,994
                    Finished goods              991,660      1,395,058
                                             ----------     ----------
                                             $4,197,334     $4,050,305

                    Less allowance to
                     reduce carrying
                     value to LIFO
                     basis                    1,274,690      1,274,690
                                             ----------     ----------
                                             $2,922,644     $2,775,615
                                             ----------     ----------

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

          LIQUIDITY AND SOURCES OF CAPITAL
          --------------------------------

          The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at March 31, 1996 was $3,506,061, up slightly $46,840 over working capital of $3,459,221 at December 31, 1995. The ratio of current assets to current liabilities was 2.3 to 1 at March 31, 1996, as compared to a ratio of 1.7 to 1 at December 1995. Cash used in operations was $1,078,000 during the first three months of 1996, compared to cash provided by operating activities of $1,510,000 for the same period in 1995. Cash on hand and additional borrowings of long-term debt were primarily used to pay 1995 income taxes, salaries, and sales commissions, and build inventories. Approximately $2,000,000 of the Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

          The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

          FIRST THREE MONTHS 1996 VS FIRST THREE MONTHS 1995
          --------------------------------------------------

          First quarter 1996 sales were $4,946,000 compared to $7,080,000 in the first quarter of 1995. This was a decrease of $2,135,000 or 30.1%. Plastic locker sales in the first quarter were $2,560,000 compared to $4,541,000 during the same period in 1995. $1,725,000 of such plastic sales this year were the Cluster Box Units (CBUs) compared to $3,535,000 in the first quarter of last year, a decline of $1,810,000, or 51.2%. The sales of plastic parcel units (NBU-P also called Outdoor Parcel Units, OPL) were $836,000 in the first quarter of this year compared to $1,007,000 in the like quarter of last year, a decline of $171,000, or 16.9%. Sales of metal, mechanical and electronic lockers were $2,386,000 in the first quarter of this year compared to $2,538,000 in the like quarter of last year, a decline of $152,000, or 6%.

          Sales of plastic parcel units and other products in the first quarter of 1996 were adversely affected by severe weather conditions in much of the country which made outdoor installation of such products more difficult. As previously reported, the Company entered into a new one year contract with the United States Postal Service (USPS) effective April 15, 1996 under which the USPS agreed to purchase 60% of its CBU and OPL requirements from the Company. Because orders under this contract are received from various regional and local USPS offices, it is difficult to predict the level of orders under this contract for the remainder of 1996. The Company does anticipate, however, that a second model CBU will be approved by the USPS during the second quarter of 1996 and that a third model CBU may be approved during the third quarter of 1996.

          The first major scheduled release of CBU's was completed in the first quarter of 1995. First quarter 1995, CBU shipments totalled 3,633 units, compared to 1,748 units shipped in the first quarter of 1996.

          Consolidated costs of products sold as a percentage of sales was 70.7% during the first quarter of 1996 compared to 66.4% in the quarter of 1995. Decreased gross margins are directly related to reduced sales volumes.

          Selling, general, and administrative costs for the first quarter of 1996 compared to the same period in 1995 ($1,150,000 - 1996; $1,198,000 - 1995), decreased 4.0%. Selling, general, and administrative costs represented 23.3% of sales in the first quarter of 1996, up from 16.9% of sales for the same period in 1995.

          Other income net of $64,500 in the first quarter of 1996 was down $13,000 from $77,600 recorded in the quarter of 1995, principally due to less discounts earned from the purchase of materials for the CBU product.

          Interest expense in the first quarter of 1996 decreased $19,000 from 1995 due to a decrease in the average balance outstanding under the Company's working capital line of credit.




          PART II


          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits
                         Exhibit 10 Material Contracts
                         Exhibit 27 Financial Data Schedule dated March 31,
                         1996.

                    (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                     SIGNATURE
                                     -----------




          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN LOCKER GROUP INCORPORATED
                                                  (Registrant)


                                        /s/ Harold J. Ruttenberg
                                        ----------------------------------
                                        Harold J. Ruttenberg
                                        Chairman, Chief Executive Officer,
                                        Treasurer and Principal Accounting
                                        Officer










          Date:  May 14, 1996

                                    Exhibit Index


                                                            Prior Filing or
                                                            Sequential Page
          Exhibit No.                                         No. Herein
          -----------                                       ---------------

          10.1           Contract dated March 27, 1996             __
                         between the U.S. Postal Service
                         and American Locker Security
                         Systems, Inc.


          27.1           Financial Data Schedule                   __