Form 10QSB
period 1996-06-30
AMERICAN LOCKER GROUP INC
filed 1996-08-13
CIK 8855

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

          (Mark one)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
               OR
          ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
               ACT FOR THE TRANSITION PERIOD FROM          TO

          Commission file number:  0-439
                                   ---------------------------------------
                          American Locker Group Incorporated
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                    Delaware                                16-0338330
          -------------------------------         -------------------------
          (State of other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification Number)

                     15 West Second Street, Jamestown, NY  14701
          -----------------------------------------------------------------
                       (Address of principal executive offices)

                                    (716) 664-9600
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          August 6, 1996

                        Common Stock $1.00 par value - 804,067

          Transitional Small Business Disclosure (check one) Yes ___ No  X

          PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                  June 30,  December 31,
                                                    1996       1995
                                                  --------  ------------

          ASSETS

          CURRENT ASSETS
           Cash and cash equivalents              $1,167,928     $1,080,487
           Accounts receivable, less
             allowance for doubtful accounts
             (1996 $130,665; 1995 $79,020)         3,780,654      3,631,234
           Inventories                             2,925,086      2,775,615
           Notes receivable                          165,583        191,884
           Prepaid expenses                          214,668        143,978
           Deferred income taxes                     536,346        536,319
                                                  ----------     ----------
          TOTAL CURRENT ASSETS                     8,790,265      8,359,517

          PROPERTY, PLANT AND EQUIPMENT
           Land                                          500            500
           Buildings                                 495,289        496,196
           Machinery and equipment                 7,590,364      7,581,513
                                                  ----------     ----------
                                                   8,086,153      8,078,209
           Less allowances for depreciation
            and amortization                       6,541,170      6,331,541
                                                  ----------     ----------
                                                   1,544,983      1,746,668
                                                  ----------     ----------

          TOTAL NON-CURRENT ASSETS                 1,544,983      1,746,668

                                                  ----------     ----------

          TOTAL ASSETS                           $10,335,248    $10,106,185
                                                 ===========    ===========

          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                  June 30,     December 31,
                                                    1996          1995
                                                  --------     ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
           Demand note payable                    $ 2,000,000  $ 1,400,000

           Accounts payable and accrued expenses:
            Trade                                     576,240      965,432
            Related party                             209,074      377,214
                                                  -----------  -----------
                                                      785,314    1,342,646
            Commissions, salaries, wages and
             taxes thereon                            174,553      348,549
            Other accrued expenses                    530,500      376,643
            Federal and State income taxes payable         0       832,458
            Current portion of long-term obligations  600,000      600,000
                                                  -----------  -----------
          TOTAL CURRENT LIABILITIES                 4,090,367    4,900,296

          DEFERRED INCOME TAXES                        83,635       83,609

          LONG-TERM OBLIGATIONS
           Long term debt, less current portion     1,000,000      300,000
           Deferred pension income                    232,584      232,584
           Postretirement benefits                    125,630      125,630
                                                  -----------  -----------
                                                    1,358,214      658,214
                                                  -----------  -----------
          TOTAL NON-CURRENT LIABILITIES             1,441,849      741,823
                                                  -----------  -----------
          TOTAL LIABILITIES                         5,532,216    5,642,119

          STOCKHOLDERS' EQUITY
           Common stock, par value $1 per share--
            authorized 4,000,000 shares, issued
            804,184 shares in 1996 and 818,625
            in 1995                                   804,184      818,625
           Other capital                            1,080,102    1,258,805
           Retained earnings                        3,028,918    2,500,351
           Foreign currency translation adjustment   (110,172)    (113,715)
                                                  -----------  -----------
          TOTAL STOCKHOLDERS' EQUITY                4,803,032    4,464,066
                                                  -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                 $10,335,248  $10,106,185
                                                  ===========  ===========
          See notes to consolidated financial statements.

          STATEMENT OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                Three Months Ended June 30,
                                                    1996          1995
                                                ------------   ------------

          Net Sales                             $5,961,890     $5,273,245
          Cost of products sold                  4,039,302      3,574,124
                                                ----------     ----------
                                                 1,922,588      1,699,121

          Selling, administrative and
           general expenses                      1,357,325      1,329,169
                                                ----------     ----------
                                                   565,263        369,952

          Interest and dividend income              11,191          9,619
          Other income - net                        41,230         64,274
          Interest expense                         (64,724)       (43,174)
                                                ----------     ----------

          PROFIT BEFORE INCOME TAXES               552,960        400,671

          Income taxes                             217,005        157,905
                                                ----------     ----------

          NET PROFIT                              $335,955       $242,766
                                                ==========     ==========

          Per share of common stock:
           NET PROFIT                                $0.41          $0.28
                                                ==========     ==========








          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                                Six Months Ended June 30,
                                                    1996           1995
                                                ------------   ------------

          Net sales                             $10,908,010    $12,353,329
          Cost of products sold                   7,538,010      8,276,444
                                                -----------    -----------
                                                  3,370,000      4,076,885

          Selling, administrative and
           general expenses                       2,507,368      2,526,867
                                                -----------    -----------
                                                    862,632      1,550,018

          Interest and dividend income               18,551         26,752
          Other income -- net                       105,743        141,913
          Interest expense                         (104,967)      (102,846)
                                                -----------    -----------

          PROFIT BEFORE INCOME TAXES                881,959      1,615,837
                                                -----------    -----------

          Income taxes                              353,392        706,306
                                                -----------    -----------
          NET PROFIT                               $528,567       $909,531
                                                ===========    ===========

          NET PROFIT PER SHARE OF COMMON              $0.65          $1.06
                                                ===========    ===========



          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED CASH FLOWS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                Six Months Ended June 30,
                                                    1996           1995
                                                ------------   ------------

          Cash flows from operating activities:
           Net income from operations           $  528,567     $  909,531
           Adjustments to reconcile net income
            from operations to net cash (used in)
            provided by operating activities:
              Depreciation and amortization        315,363        173,154
              Gain on disposition of property,
                plant and equipment                 (5,558)       (23,767)
              Change in assets and liabilities:
                Notes receivable                    26,301       (197,188)
                Account receivable                (149,420)     1,058,354
                Income taxes                      (832,458)             0
                Inventories                       (149,471)      (673,168)
                Prepaid expenses                   (70,690)      (242,273)
                Accounts payable and accrued
                  expenses                        (577,445)       505,104
                                                ----------     ----------
          NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                   (914,811)     1,509,747

          Cash flows from investment activities:
             Purchase of property, plant and
               equipment                          (117,995)       (98,377)
             Proceeds from sale of property,
               plant and equipment                   9,848         24,397
                                                ----------     ----------
          NET CASH USED IN INVESTING ACTIVITIES    (108,147)      (73,980)

          Cash flows from financing activities:
             Net borrowing (repayment) under
               line of credit                      600,000     (1,000,000)
             Additional long-term borrowings     1,000,000              0
             Long-term debt repayments            (300,000)      (300,000)
             Treasury stock purchased/retired     (193,144)       (50,250)
                                                ----------     ----------

          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                 1,106,856     (1,350,250)
                                                ----------     ----------
          Effect of exchange rate changes on cash     3,543        19,501
                                                ----------     ----------
            Net increase in cash                    87,441        105,018
            Cash and cash equivalents at beginning
              of year                            1,080,487        315,684
                                                ----------     ----------
          CASH AND CASH EQUIVALENTS AT END OF
            PERIOD                              $1,167,928       $420,702
                                                ==========     ==========
          Supplemental cash flow information:
          Cash paid during the six-month period
            for interest                          $104,967       $102,846
                                                ==========     ==========

          Income Taxes                          $1,208,296     $   50,000
                                                ==========     ==========



          See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of the Company, include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements. The condensed financial statements do not include all information and footnotes normally associated with statements of financial condition, results of operations, and cash flows prepared in conformity with generally accepted accounting principles.

          2. Provision for income taxes is based upon the estimated annual effective tax rate.

          3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 812,043 shares for the six months ended June 30, 1996 and 805,461 shares for the quarter ended June 30, 1996, 858,411 for the six months ended June 30, 1995 and 857,962 for the quarter ended
          June 30, 1995.

          4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                June 30,       December 31,
                                                  1996             1995
                                                  ----             ----

               Raw materials                    $1,502,928     $1,240,253
               Work-in-process                   1,424,813      1,414,994
               Finished goods                    1,272,035      1,395,058
                                                ----------     ----------
                                                $4,199,776     $4,050,305

               Less allowance to
               reduce carrying
               value for LIFO basis              1,274,690      1,274,690
                                                ----------     ----------
                                                $2,925,086     $2,775,615
                                                ----------     ----------

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          LIQUIDITY AND SOURCES OF CAPITAL

          The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at June 30, 1996 was $4,700,000, up $1,241,000 over working capital of $3,459,000 at December 31, 1995. The ratio of current assets to current liabilities was 2.2 to 1 at June 30, 1996, as compared to a ratio of 2.0 to 1 at December 1995. The increased working capital resulted primarily from profitable operations during the first six months of 1996 and increased long term debt borrowings used to build inventory and pay income tax liabilities. Cash used in operations was $915,000 during the first six months of 1996, compared to cash provided by operating activities of $1,510,000 for the same period in 1995. Cash used to reduce accounts payable and fund increased receivables was provided by additional borrowings under a line of credit. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, as required.

          The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


          FIRST SIX MONTHS 1996 VS FIRST SIX MONTHS 1995

          Sales for the first six months of 1996 of $10,908,000 were down $1,445,000 (12%) compared to sales of $12,353,000 during the same period in 1995. Plastic locker sales for the first half of 1996 were $5,542,000 compared to $7,184,000 during the first half of 1995. The decrease in plastic locker sales relates to the large initial release of CBUs to all USPS Ordering Districts which was completed in the first quarter of 1995. During the first half of 1996, the Company's delivery of CBU units totaled $3,693,000 compared to $5,030,000 in the first half of 1995. Sales of plastic locker products are expected to increase throughout 1996 as the Company begins to ship all three model CBU units under the USPS contract. All other sales, metal and electronic, were $5,366,000 for the first six months of 1996 compared to $5,169,000 for the first six months of 1995. This increase relates to a general increase in demand across all markets served by the Company.

          Consolidated costs of goods sold as a percentage of sales was 69% during the first six months of 1996 compared to 67% in the first six months of 1995. The increased percentage is the result of reduced sales volume.

          Selling, administrative and general expense for the first half of 1996 decreased slightly, $20,000, over the same period in 1995. Selling, administrative and general expenses as a percent of sales was 23.0% during the first six months of 1996, up from 20.5% during the first six months of 1995.

          Other income--net of $106,000 in the first half of 1996 was down $36,000 from the same period in 1995. The decrease in 1996 is due principally to discounts earned from the purchase of materials for the CBU product and income earned on the sale of fixed assets in 1995.

          Interest expense in the first half of 1996 increased by $2,000 from the same period in 1995 due to an increase in the average balance outstanding under the Company's working capital line of credit. Increased borrowings are required to support the increased volume with USPS.


          SECOND QUARTER 1996 VS SECOND QUARTER 1995

          Second quarter sales were $5,962,000 up $689,000 from the same period in 1995. Plastic sales of $2,982,000 were up 13% or $339,000 over 1995's second quarter. Sales of other products, metal and electronic lockers, were $2,980,000 during the second quarter of 1996 up 13% from 1995 second quarter sales of $2,630,000.

          Consolidated cost of products sold as a percentage of sales was 67.8% during the second quarter of 1996 and the second quarter of 1995.

          Selling, administrative and general expenses as a percent of net sales was 23% during the second quarter of 1996 compared to 25% in the second quarter of 1995.

          Other income--net of $41,000 in the second quarter of 1996 was down $23,000 from the second quarter of 1995, due principally to discounts earned from the purchase of materials for the CBU product and income earned from the sale of fixed assets in 1995.

          PART II

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Exhibit 10 Material Contracts
                    Exhibit 27 Financial Data Schedule dated June 30, 1996.

               (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

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


                                          AMERICAN LOCKER GROUP
                                              INCORPORATED
                                              (Registrant)


                                          /s/ Harold J. Ruttenberg
                                          ---------------------------
                                          Harold J. Ruttenberg
                                          Chairman, Chief Executive
                                          Officer, Treasurer and
                                          Principal Accounting Officer








          Date  August 13, 1996

                                    EXHIBIT INDEX


                                                            Prior Filing Or
                                                            Sequential Page
          Exhibit No.                                       No. Herein
          -----------                                       ---------------
          10.1           Employment Agreement dated as
                         of May 21, 1996 between American
                         Locker Group Incorporated and
                         Roy J. Glosser

          10.2           Agreement dated as of May 21,
                         1996 between American Locker
                         Group Incorporated and
                         Edward F. Ruttenberg

          10.3           Third Amendment to Manufacturing
                         Agreement dated as of May 21,
                         1996 between American Locker
                         Security Systems, Inc. and
                         Signore, Inc.

          27.1           Financial Data Schedule