Form 10QSB
period 1996-09-30
AMERICAN LOCKER GROUP INC
filed 1996-11-08
CIK 8855

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

          (Mark one)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date:
          NOVEMBER 6, 1996

                        Common Stock $1.00 par value - 804,011

          Transitional Small Business Disclosure (check one) Yes ___ No  X

          PART I - FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS
          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                               September 30,   December 31,
                                                  1996           1995
                                               -----------     ------------

          ASSETS

          CURRENT ASSETS
           Cash and cash equivalents           $1,259,002   $1,080,487
           Accounts receivable, less
             allowance for doubtful accounts
             (1996 $132,175; 1995 $75,354)      3,392,330    3,631,234
           Inventories                          3,216,519    2,775,615
           Notes receivable                       180,409      191,884
           Prepaid expenses                       201,680      143,978
           Deferred income taxes                  536,346      536,319
                                               ----------   ----------
          TOTAL CURRENT ASSETS                  8,786,286    8,359,517

          PROPERTY, PLANT AND EQUIPMENT
           Land                                       500          500
           Buildings                              495,321      496,196
           Machinery and equipment              7,620,457    7,581,513
                                               ----------   ----------
                                                8,116,278    8,078,209
           Less allowances for depreciation
            and amortization                    6,684,609    6,331,541
                                               ----------   ----------
                                                1,431,669    1,746,668
                                               ----------   ----------

          TOTAL NON-CURRENT ASSETS              1,431,669    1,746,668

                                               ----------  -----------

          TOTAL ASSETS                        $10,217,955  $10,106,185
                                              ===========  ===========

          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                                               September 30,  December 31,
                                                    1996          1995
                                               ------------   ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Demand note payable                 $ 1,200,000  $ 1,400,000

           Accounts payable and accrued expenses:
            Trade                                1,116,147      965,432
            Related party                          270,410      377,214
                                               -----------  -----------
                                                 1,386,557    1,342,646
            Commissions, salaries, wages and
             taxes thereon                         172,196      348,549
            Other accrued expenses                 401,036      376,643
            Federal and State income taxes payable       0      832,458
            Current portion of long-term
                   obligations                     600,000      600,000
                                               -----------  -----------
          TOTAL CURRENT LIABILITIES              3,759,789    4,900,296

          DEFERRED INCOME TAXES                     83,635       83,609

          LONG-TERM OBLIGATIONS
           Long term debt, less current portion    850,000      300,000
           Deferred pension income                 232,584      232,584
           Postretirement benefits                 125,630      125,630
                                               -----------  -----------
                                                 1,208,214      658,214
                                               -----------  -----------
          TOTAL NON-CURRENT LIABILITIES          1,291,849      741,823
                                               -----------  -----------
          TOTAL LIABILITIES                      5,051,638    5,642,119

          STOCKHOLDERS' EQUITY
           Common stock, par value $1 per share--
            authorized 4,000,000 shares, issued
            804,011 shares in 1996 and 818,625
            in 1995                                804,011      818,625
           Other capital                         1,078,121    1,258,805
           Retained earnings                     3,393,653    2,500,351
           Foreign currency translation adjustment (109,468)   (113,715)
                                               -----------  -----------
          TOTAL STOCKHOLDERS' EQUITY             5,166,317    4,464,066
                                               -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                              $10,217,955  $10,106,185
                                               ===========  ===========

          See notes to consolidated financial statements.

          STATEMENT OF CONSOLIDATED OPERATIONS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                           Three Months Ended September 30,
                                                   1996        1995
                                               ------------ ------------

          Net Sales                            $5,955,670   $5,633,832
          Cost of products sold                 4,173,990    3,722,834
                                               ----------   ----------
                                                1,781,680    1,910,998

          Selling, administrative and
           general expenses                     1,188,059    1,287,947
                                               ----------   ----------
                                                  593,621      623,051

          Interest and dividend income             15,888       24,094
          Other income - net                       54,529       65,698
          Interest expense                        (60,093)     (34,248)
                                               ----------   ----------

          PROFIT BEFORE INCOME TAXES              603,945      678,595

          Income taxes                            239,210      272,263
                                               ----------   ----------

          NET PROFIT                             $364,735     $406,332
                                               ==========   ==========

          Per share of common stock:
           NET PROFIT                               $0.45        $0.48
                                               ==========   ==========








          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED OPERATIONS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                            Nine Months Ended September 30,
                                                   1996         1995
                                               ------------ ------------

          Net sales                            $16,863,680  $17,967,161
          Cost of products sold                 11,712,000   11,999,278
                                               -----------  -----------
                                                 5,151,680    5,987,883

          Selling, administrative and
           general expenses                      3,695,427    3,814,814
                                               -----------  -----------
                                                 1,456,253    2,173,069

          Interest and dividend income              34,439       50,846
          Other income -- net                      160,272      207,611
          Interest expense                        (165,060)    (137,094)
                                               -----------  -----------

          PROFIT BEFORE INCOME TAXES             1,485,904    2,294,432
                                               -----------  -----------

          Income taxes                             592,602      978,569
                                               -----------  -----------
          NET PROFIT                               893,302   $1,315,863
                                               ===========  ===========

          NET PROFIT PER SHARE OF COMMON             $1.11        $1.54
                                               ===========  ===========





          See notes to consolidated financial statements.

          STATEMENTS OF CONSOLIDATED CASH FLOWS
          AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                            Nine Months Ended September 30,
                                                   1996         1995
                                               ------------ ------------
          Cash flows from operating activities:
           Net income (loss) from operations   $  893,302   $1,315,863
           Adjustments to reconcile net income
            from operations to net cash (used in)
            provided by operating activities:
              Depreciation and amortization       474,486      259,625
              Gain on disposition of property,
                plant and equipment                (8,388)     (19,449)
              Change in assets and liabilities:
                Notes receivable                   11,475     (211,554)
                Account receivable                238,904      761,093
                Income taxes                     (832,458)           0
                Inventories                      (440,904)    (495,695)
                Prepaid expenses                  (57,702)      31,490
                Accounts payable and accrued
                  expenses                       (108,050)     956,917
                                               ----------   ----------
          NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                   170,665    2,598,290

          Cash flows from investment activities:
             Purchase of property, plant and
               equipment                         (164,341)    (843,924)
             Proceeds from sale of property,
               plant and equipment                 13,242       24,697
                                               ----------   ----------
          NET CASH USED IN INVESTING ACTIVITIES  (151,099)    (819,227)

          Cash flows from financing activities:
             Additional borrowing long-term     1,000,000            0
             Net Payments under Line of Credit   (200,000)  (1,100,000)
             Debt repayments                     (450,000)    (450,000)
             Treasury stock purchased/retired    (195,298)    (178,406)
                                               ----------   ----------
          NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES                  154,702   (1,728,406)
                                               ----------   ----------
          Effect of exchange rate changes on cash   4,247       37,790
                                               ----------   ----------
            Net increase (decrease ) in cash      178,515       88,447
            Cash and cash equivalents at beginning
              of year                           1,080,487      315,684
                                               ----------   ----------

          CASH AND CASH EQUIVALENTS AT END OF
            PERIOD                             $1,259,002     $404,131
                                               ==========   ==========
          Supplemental cash flow information:
          Cash paid during the period
            for interest                         $165,060     $137,094
                                               ==========   ==========

          Income Taxes                         $1,393,246   $   75,000
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

          3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 809,366 shares for the nine months ended September 30, 1996 and 804,072 shares for the quarter ended September 30, 1996, 854,267 for the nine months ended September 30, 1995 and 845,957 for the quarter ended September 30, 1995.

          4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                            September 30,  December 31,
                                                 1996        1995
                                               ---------   -----------

               Raw materials                   $1,791,663   $1,240,253
               Work-in-process                  1,501,758    1,414,994
               Finished goods                   1,197,788    1,395,058
                                               ----------   ----------
                                               $4,491,209   $4,050,305

               Less allowance to
               reduce carrying
               value for LIFO basis             1,274,690    1,274,690
                                               ----------   ----------
                                               $3,216,519   $2,775,615
                                               ----------   ----------

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


          LIQUIDITY AND SOURCES OF CAPITAL

          The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at September 30, 1996 was $5,026,000, up $1,567,000 over working capital of $3,459,000 at December 31, 1995. The ratio of current assets to current liabilities was 2.3 to 1 at September 30, 1996, as compared to a ratio of 2.0 to 1 at December 1995. The increased working capital resulted primarily from profitable operations during the first nine months of 1996 and increased long term debt borrowings used to build inventory and pay income tax liabilities. Cash provided by operations was $171,000 during the first nine months of 1996, compared to cash provided by operating activities of $2,598,000 for the same period in 1995. Payment of 1995 tax liabilities, coupled with increased inventories and lower net income account for much of the change in cash provided by operations. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, as required.

          The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


          FIRST NINE MONTHS 1996 VS FIRST NINE MONTHS 1995

          Sales for the first nine months of 1996 of $16,864,000 were down $1,123,000 (6%) compared to sales of $17,987,000 during the same period in 1995. Plastic locker sales for the first nine months were $9,212,000 compared to $10,527,000 during the first nine months of 1995. The decrease in plastic locker sales relates to a significant contract awarded to the Company on November 7, 1994 to provide lockers (CBU's) to the USPS. During the first three months of 1995, the Company's delivery of CBU units totaled $3,534,000, completing the first major scheduled release of CBU units required by the USPS. The current USPS contract requires the Company to ship CBU's as orders are received from the USPS field procurement offices. The Company anticipates approval to begin shipments of the third and final model CBU during the fourth quarter. CBU sales totaled $6,387,000 the first nine months. All other sales, metal and electronic, were $7,652,000 for the first nine months of 1996 compared to $7,460,000 for the first nine months of 1995. This increase relates to a general increase in demand across all markets served by the Company.

          Consolidated costs of goods sold as a percentage of sales was 70% during the first nine months of 1996 compared to 67% in the first nine months of 1995. The increase relates to higher depreciation costs associated with additional tooling to support the CBU Type I and CBU Type II production.


          Selling, administrative and general expense for the first nine months of 1996 decreased by $120,000 for the same period in 1995. Selling, administrative and general expenses as a percent of sales was 22% during the first nine months of 1996, up from 21% during the first nine months of 1995.

          Other income--net of $160,000 in the first nine months of 1996 was down $48,000 from the same period in 1995. The decrease in 1996 is due principally to discounts earned from the purchase of materials for the CBU product.

          Interest expense in the first nine months of 1996 increased by $28,000 from the same period in 1995 due to an increase in the average balance outstanding under the Company's working capital line of credit. Increased borrowings are required to support shipments of all three CBU models.


          THIRD QUARTER 1996 VS THIRD QUARTER 1995

          Third quarter sales were $5,956,000 up $322,000 from the same period in 1995. Plastic sales of $3,671,000 were up 10% or $327,000 over 1995's third quarter. Sales of other products, metal and electronic lockers, were $2,285,000 during the third quarter of 1996 down slightly from third quarter sales of $2,291,000 during the third quarter of 1995.

          Consolidated cost of products sold as a percentage of sales was 70% during the third quarter of 1996 compared to 66% for the third quarter 1995. The increase relates to higher depreciation costs associated with additional tooling to support the CBU Type I and CBU Type II production.

          Selling, administrative and general expenses as a percent of net sales was 20% during the third quarter of 1996 compared to 23% in the third quarter of 1995.

          Other income--net of $55,000 in the third quarter of 1996 was down $11,000 from the third quarter of 1995, due principally to discounts earned from the purchase of materials for the CBU product.

          PART II

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    Exhibit 27 Financial Data Schedule dated September 30,
                    1996.

               (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

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








          Date  November 8, 1996

                                      Exhibit 27

                          American Locker Group Incorporated
                               Financial Data Schedule
                                  September 30, 1996


          This schedule contains summary financial information extracted from SEC Form 10-QSB and is qualified in its entirety by reference to such financial statements.

          ITEM NUMBER     ITEM DESCRIPTION                         AMOUNT

          5-02(1)         Cash and cash items                    $1,259,002
          5-02(2)         Marketable securities                           0
          5-02(3)(a)(1)   Notes and accounts receivable--trade    3,392,330
          5-02(4)         Allowance for doubtful accounts           132,175
          5-02(6)         Inventory                               3,216,519
          5-02(9)         Total current assets                    8,786,286
          5-02(13)        Property, plant and equipment           8,116,278
          5-02(14)        Accumulated depreciation                6,684,609
          5-02(18)        Total assets                           10,217,955
          5-02(21)        Total current liabilities               3,759,789
          5-02(22)        Bonds, mortgages and similar debt               0
          5-02(28)        Preferred stock--mandatory redemption           0
          5-02(29)        Preferred stock--no mandatory redemption        0
          5-02(30)        Common stock                              804,011
          5-02(31)        Other stockholders' equity              4,362,306
          5-02(38)        Total liabilities and stockholders'
                            equity                               10,217,955
          5-02(b)1(a)     Net sales of tangible products         16,863,680
          5-03(b)1        Total revenues                         16,863,680
          5-03(b)2(a)     Cost of tangible goods sold            11,712,000
          5-03(b)2        Total costs and expenses applicable
                            to sales and revenues                15,407,427
          5-03(b)3        Other costs and expenses                        0
          5-03(b)5        Provision for doubtful accounts and notes       0
          5-03(b)(8)      Interest and amortization of debt
                            discount                                165,060
          5-03(b)(10)     Income before taxes and other items     1,485,904
          5-03(b)(11)     Income tax expense                        592,602
          5-03(b)(14)     Income (loss) continuing operations       893,302
          5-03(b)(15)     Discontinued operations                         0
          5-03(b)(17)     Extraordinary items                             0
          5-03(b)(18)     Cumulative effect-change in accounting
                            principles                                    0
          5-03(b)(19)     Net income or loss                        893,302
          5-03(b)(20)     Earnings per share--primary
          5-03(b)(20)     Earnings per share-fully diluted             1.11
                                                                       1.11