Form 10KSB
period 1996-12-31
AMERICAN LOCKER GROUP INC
filed 1997-03-28
CIK 8855

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the fiscal year ended December 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from ________ to __________
                         Commission file number 0-439

                       American Locker Group Incorporated
------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

               Delaware                               16-0338330
------------------------------------------------------------------------------
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification No.)

        608 Allen Street, Jamestown, New York                     14702-1000
------------------------------------------------------------------------------
         Address of principal executive offices)                 (Zip Code)

Issuer's telephone number 1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class    Name of each exchange on which registered

           None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $1.00 Per Share
------------------------------------------------------------------------------
                                (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No .

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.  $22,517,589.

      Issuers aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1997: $5,524,853.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 796,501 shares common stock ($1.00 par value) as of March 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 20, 1997, are incorporated by reference into Part III.

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

      The Company has developed a polycarbonate all-weather parcel locker for the United States Postal Service, and has shipped over 129,000 of the units from March 1989 through March 24, 1997. A Cluster Box Unit, i.e. (combination letter box), is a plastic parcel unit for the United States Postal Service which has been approved and field tested. In November, 1994 the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. As of March 24, 1997, Cluster Box Units with aggregate invoice prices in excess of $22,000,000 have been shipped pursuant to this contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by ALSSI. The units are sold directly by ALSSI to the United States Postal Service.

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

Employees

      The Company actively employed 134 individuals as of December 31, 1996, in its businesses of whom 40 are in Canada. The Company considers its relations with its employees to be satisfactory, none of whom are represented by a union.

Research and Development

      The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $44,634, $148,527, and $75,473, in 1996, 1995 and 1994, respectively, for such activity in its continuing businesses, which does not include new product development costs.

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

General

      Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

      During 1996, 1995 and 1994, one customer, the USPS, accounted for 61.8%, 61.2%, and 45.8% of net sales, respectively. The loss of this customer could adversely affect the Company's operations.

Executive Officers of the Company

                                                                  Year First
                                                                  Assumed
    Name                    Age   Office Held with Company        Position
------------------------------------------------------------------------------

Harold J. Ruttenberg        82    Chairman of the Board,          1973
                                    Chief Executive Officer,
                                  and Treasurer
Roy J. Glosser              36    President and Chief             1996
                                    Operating Officer


      Messrs. H. J. Ruttenberg, has been employed in his positions for more than five years, and Mr. Glosser assumed his position in May 1996. Prior to that date, Mr. Glosser served as Vice President - Operations of the Company since 1992 and has been employed by the Company since 1992 in operations and product development. Prior to that time, Mr. Glosser served as product manager of Acu-Rite Inc., an electronic manufacturing firm.

      There are no arrangements or understandings pursuant to which any of the officers were elected as officers, except for an employment contract between the Company and Roy J. Glosser. Except as provided in such employment contract, all officers hold office for one year and until their successors are elected and qualified; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the majority of the Board of Directors.


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

ITEM 2.  DESCRIPTION OF PROPERTY

      The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows ( * indicates leased facility):

                                                     Approximate
                                                     Floor Space
Location           Subsidiary                        In Sq. Ft.    Products
--------           ---------                         -----------   --------

Jamestown, NY      Principal Executive Office        37,000*      Office space/
                   American Locker Company, Inc.                   Assembly and
                   and American Locker Security                    Warehouse
                     Systems, Inc.

Pittsburgh, PA     Executive Office                   1,000*      Office space

Ellicottville, NY  American Locker Security          12,800       Locks
                     Systems, Inc. - Lock Shop

Toronto,           Canadian Locker Company, Ltd.      4,000*      Coin-
  Ontario                                                           operated
                                                                    lockers and
                                                                    locks

Toronto,
  Ontario          Canadian Locker Company, Ltd.      3,000*      Warehouse

Elk Grove          American Locker Security           9,900*      Customer
  Village, IL        Systems, Inc.                                  service and
                                                                    lock repair
                                                    ----------
                                   TOTAL              67,700
                                                    ==========


       The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 1997 through 2001.

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

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's shares of Common Stock (Par Value $1.00 per share) are not listed on any exchange, but are traded on the over-the-counter market and quotations are reported by the National Association of Security Dealers, Inc. through their Automated Quotation System (NASDAQ) on the National Market System. The trading symbol is ALGI. The following table shows the range of the low and high sale prices for each of the calendar quarters indicated.

                                Per Common Share
                                  Market Price


                                                            Dividend
   1995                  High             Low               Declared
   ----                  ----             ----              --------

First Quarter            $ 6              $5                $0.00
Second Quarter             9               8.25              0.00
Third Quarter              9.25            7.75              0.00
Fourth Quarter            13               8.50              0.00
                                                            --------
Total                                                       $0.00


                                                            Dividend
   1996                  High             Low               Declared
   ----                  ----             ----              --------

First Quarter             $13.50          $ 9.75             $0.00
Second Quarter             13.75           12.00              0.00
Third Quarter              15.75           10.75              0.00
Fourth Quarter             15.75           13.00              0.00
                                                            ---------
Total                                                        $0.00

      As of March 24, 1997, the Company had 1,527 security holders of record.

      By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 3 to the financial statements included in Item 7 of this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1996 Compared to 1995


1996 was an excellent year for the Company both in terms of sales and net income. Of the five most recent calendar years , 1996 was the second best in terms of sales and income, with the 1995 year being the best year. In 1996, consolidated sales of $22,517,589 decreased approximately 5% as compared to 1995 sales of $23,677,940 and the Company's net income decreased by 36%. Sales of the Company's plastic lockers decreased from $13,362,573 in 1995 to $12,658,767 in 1996. Revenues from the Company's other, non-plastic locker products decreased 4.4% from $10,315,367 in 1995 to $9,858,822 in 1996.

Consolidated cost of sales as percentage of sales increased to 70.1% compared to 68.4% in 1995, providing a 1.7% decrease in gross margin. The slight decrease relates to the lower volumes and increased depreciation expense resulting from the Type One and Type Two CBU tooling.

The Company's present contract with the United States Postal Service ("USPS") covering Outdoor Parcel Lockers ("OPL's") and all three types of Cluster Box Units ("CBU's") (Type One, Type Two and Type Three) was awarded on March 27, 1996 for a period of one year expiring on April 14, 1997. Under the terms of this contract the Company delivered approximately 6,800 CBU's and 12,400 OPL's through December 31, 1996. The USPS has notified the Company of its intent to renew this contract for a one year period expiring April 15, 1998. The Company is authorized and prepared to ship all three types of CBU's. Pricing and quantities under the contract renewal have not yet been finalized and are still subject to negotiation.

Selling, administrative and general expenses of $4,989,497 during 1996 increased 2.6% from the $4,861,477 in 1995. The slight increase in selling, administrative and general expenses is the result of increased bad debt expense, group health insurance and was partially offset by lower compensation expense.

Interest income in 1996 decreased from 1995 due to a decrease on the balance of notes receivable during 1996.

Other income of $248,605 in 1996 increased slightly from the $244,769 recorded in 1995.

Interest expense increased 25.6% in 1996 from the $166,289 recorded in 1995 due to increases in the average borrowings outstanding during the year, resulting from the $1,000,000 borrowing in March 1996 of long-term debt, and the average borrowing rate experienced during 1996.

1995 Compared to 1994

In 1995, consolidated sales of $23,677,940 increased 50% over 1994 sales of $15,766,423 and the Company substantially increased its profitability. Sales of the Company's plastic lockers increased 103% from $6,573,247 in 1994 to $13,362,573 in 1995.
Plastic lockers were sold to the USPS under a contract received in November 1994 pursuant to which the Company provides plastic parcel lockers ("CBU's") to the USPS. Revenues from the Company's other, non-plastic locker products increased 12%, from $9,193,176 in 1994 to $10,315,367 in 1995.

Consolidated cost of sales as a percentage of sales dropped to 68.4% in 1995 compared to 69.5% in 1994, providing a 1% increase in gross margin. The slight increase in gross margin relates to the sales mix which included higher sales on plastic lockers and lower sales on metal lockers.

The Company's contract with the USPS regarding Type Three CBU's terminated on April 14, 1996. Under the terms of this contract the Company sold approximately 2,800 and 9,200 Type Three CBU's in 1994 and 1995, respectively. As noted below, the Company and the USPS have entered into a new one year contract, effective April 15, 1996 covering Outdoor Parcel Lockers (OPL) and Cluster Box Units (CBU) Type Three as well as Type One and Type Two. The new contract gives the Company a minimum order of 1,424 units of the OPL's and 6,000 units of the CBU's. Earnings for 1996 may decrease over 1995 result due to the uncertainty concerning the number of units the USPS may take under the new contract, the slightly lower margins anticipated on the Type Three CBU's and the increased depreciation expense resulting from the Type One and Type Two tools.

On March 27, 1996, the Company was awarded a contract by the USPS to deliver Outdoor Parcel Lockers (OPL's) and all three types of Cluster Box Units (Type One, Type Two and Type Three) for a period of one year commencing on April 15, 1996. Terms of the contract specify that the Company will provide 60% of the USPS requirements for all four products on a nationwide basis, with guaranteed minimum quantities of 1,424 OPL's and 6,000 in the aggregate of Type One, Type Two and Type Three CBU's during the contract period. The contract also contains standard provisions allowing the USPS to extend the term of the contract for up to four option years as well as provisions allowing early termination for convenience by the USPS. Under this contract, margins on the OPL are expected to increase over 1995 levels and margins on the Type Three CBU's are expected to decrease compared to 1995 margins. The contracted prices are pending USPS audit. The contract further provides that once a specified number of CBU's and OPL's are shipped, the purchase price for additional units will be reduced by a specified amount. The Company does not expect sales of the CBU's and OPL's during 1996 to reach the level where such price reductions would come into effect, although it is possible that such levels could be reached during 1997 or, if the USPS elects to exercise its renewal options under the contract, in later years.

Selling, administrative and general expenses of $4,861,477 during 1995 increased 6% from the $4,594,679 recorded in 1994. The slight increase in selling, administrative and general expenses is the result of the Company's continued growth in sales, offset in part by the Company's continuing efforts to downsize its administrative overhead costs by effectively consolidating administrative job responsibilities and reducing the level of corporate staff.

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

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 2.47 to 1 and 1.71 to 1 at the end of 1996 and 1995, respectively. Working capital, or the excess of current assets over current liabilities, was $5,165,135 at December 31, 1996 and $3,459,221 at December 31, 1995. The increase in working capital resulted primarily from the business activity with the USPS in 1995 and 1996. The USPS accelerated payments to the Company during 1996 causing accounts receivable to decrease $461,028 during 1996. In 1996, the Company's operations generated $472,535 in cash from operating activities. Principally, operating cash was utilized to fund the increase in inventory $564,015, to pay income taxes, to meet scheduled debt payments, to purchase equipment and to repurchase stock. The Company also has a $3,000,000 line-of-credit available to assist in satisfying future operating cash needs, if required. However, the Company anticipates that it will generate positive cash flow from operations in 1997.

In 1996, the Company continued to make principal payments on the term loan at the rate of $50,000 per month and the outstanding balance of this loan is $1,300,000 as of December 31, 1996. Also at December 31, 1996, the Company has an outstanding balance of $1,125,000 under a $3,000,000 line-of-credit with its principal bank.

The Company's policy is to maintain modern equipment and adequate capacity. During 1996, 1995 and 1994, the Company expended $234,000, $1,232,600 an
$197,000, respectively, for capital additions. Capital expenditures in 1996 and 1995 were financed principally from operations. In addition, 1997 capital expenditures are also expected to be financed from operations.

At December 31, 1995, a valuation reserve of $74,900 existed on the deferred tax benefit of future tax deductions due to limitations on the carryforward and carryback provisions of the various states in which the Company operates. During 1996, this reserve was no longer needed.

Impact of Inflation and Changing Prices

Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time. The Company will continue to find ways to control the administrative overhead necessary to successfully run the business. By controlling these costs, the Company can continue to be
competitively   priced  with  other  top  quality   locker   manufacturers   and
distributors.

The Company has used the LIFO method of accounting for its inventories since 1974. This method matches current costs with current revenues and during an inflationary period, reduces reported income but improves cash flow due to a reduction of taxes based on income.

Safe Harbor Statement under the Private  Securities  Litigation  Reform Act of
1995

Forward-looking   statements  in  this  report,  including  without  limitation,
statements   relating   to  the

Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Stockholders
American Locker Group Incorporated

We have audited the accompanying statements of consolidated financial position of American Locker Group Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                         /s/ Ernst & Young LLP

Erie, Pennsylvania
February 26, 1997

             American Locker Group Incorporated and Subsidiaries

                Statements of Consolidated Financial Position


                                                          December 31
                                                       1996          1995
                                                    ---------------------------

Assets
Current assets:
  Cash and cash equivalents                        $  1,229,222   $  1,080,487
  Accounts and notes receivable, less allowance
for doubtful                                          3,363,277      3,823,118
    accounts of $386,309 in 1996 and $275,712 in
1995
  Inventories                                         3,339,668      2,775,615
  Prepaid expenses                                      97,917         143,978

  Prepaid federal, state and foreign income taxes        28,986             -
  Deferred income taxes                                 619,096       536,319
                                                    ---------------------------
Total current assets                                  8,678,166      8,359,517

Property, plant and equipment:
  Land
                                                            500           500
  Buildings                                             505,970       496,196
  Machinery and equipment                             7,617,871      7,581,513
                                                    ---------------------------
                                                      8,124,341      8,078,209
Less allowances for depreciation and amortization     6,782,429      6,331,541
                                                    ---------------------------
                                                      1,341,912      1,746,668
                                                  =============================
Total assets                                      $10,020,078      $10,106,185
                                                  =============================

             American Locker Group Incorporated and Subsidiaries

                                                           December 31
                                                        1996          1995
                                                    --------------------------

Liabilities and stockholders' equity
Current liabilities:
  Demand note payable                               $  1,125,000  $  1,400,000
  Accounts payable:
      Trade                                              660,202       965,432
      Related party                                      381,196       377,214
                                                    --------------------------
                                                       1,041,398     1,342,646
  Commissions, salaries, wages and taxes thereon         298,671       348,549
  Other accrued expenses                                 447,962       376,643
  Federal, state and foreign income taxes payable              -       832,458
  Current portion of long-term debt                      600,000       600,000
                                                    ---------------------------
Total current liabilities                             3,513,031     4,900,296

Deferred income taxes                                    44,580        83,609

Long-term obligations:
  Long-term debt                                         700,000       300,000
  Retirement benefits                                    271,690       232,584
  Postretirement benefits                                132,630       125,630
                                                    ---------------------------
                                                       1,104,320       658,214

Stockholders' equity:
  Common stock, $1 par value:
      Authorized shares -- 4,000,000
      Issued and outstanding shares -- 800,024
        in 1996 and 818,625 in 1995                     800,024       818,625
  Other capital                                       1,027,527     1,258,805
  Retained earnings                                   3,645,183     2,500,351
  Foreign currency translation adjustment
                                                       (114,587)     (113,715)
                                                  -----------------------------
Total stockholders' equity                            5,358,147     4,464,066
                                                  =============================
Total liabilities and stockholders' equity          $10,020,078   $10,106,185
                                                  =============================

See accompanying notes.

             American Locker Group Incorporated and Subsidiaries

                        Statements of Consolidated Income


                                               Year ended December 31
                                           1996         1995         1994
                                       ----------------------------------------

Net sales                              $22,517,589  $23,677,940  $15,766,423
Cost of products sold                    15,791,95   16,207,181   10,971,085
                                       ----------------------------------------
                                         6,725,633    7,470,759    4,795,338
Selling, administrative and general
expenses                                 4,989,497    4,861,477    4,594,679
                                       ----------------------------------------
                                         1,736,136    2,609,282      200,659


Interest income                             43,270       59,716       17,997
Other income - net                         248,605      244,769      164,814
Interest expense                          (208,827)    (166,289)    (164,631)
                                       ----------------------------------------
Income before income taxes               1,819,184    2,747,478      218,839

Income taxes                               674,352      956,909       74,600
                                       ----------------------------------------
Net income                             $ 1,144,832  $ 1,790,569    $ 144,239
                                       ========================================




Per share of common stock:
  Net income                           $   1.41     $  2.12       $  0.17
                                       ========================================
  Dividends                            $   0.00     $  0.00       $  0.00
                                       ========================================

See accompanying notes.

             American Locker Group Incorporated and Subsidiaries

               Statements of Consolidated Stockholders' Equity

                                                                           Foreign
                                                                           Currency                            Total
                                    Common       Other       Retained     Translation     Stockholders'
                                     Stock      Capital      Earnings      Adjustment        Equity
                               ------------------------------------------------------------------------

Balance at January 1, 1994 .   $   871,423    $ 1,640,043    $   565,543    $46,987       $3,030,022
  Net income ...............          --             --          144,239          --         144,239
  Foreign currency
     translation ...........          --             --             --        (87,990        (87,990)
Stock options exercised ..        10,500         15,037           --            -           25,537
  Common stock purchased
    and retired ............       (23,047)       (83,110)          --            --        (106,157)

                               ---------------------------------------------------------------------------
Balance at December 31, 1994       858,876      1,571,970        709,782      (134,977)     3,005,651
  Net income ...............          --             --        1,790,569          --        1,790,569
  Foreign currency
    translation ............          --             --             --          21,262         21,262
 Common stock purchased
    and retired ............       (40,251)      (353,416)          --            --         (313,165)
                               ----------------------------------------------------------------------------
Balance at December 31, 1995       818,625      1,258,805      2,500,351      (113,715)     4,464,066
  Net income ...............          --             --        1,144,832          --        1,144,832

  Foreign currency
    translation ............          --             --             --            (872)          (872)
  Common stock purchased
     and retired ...........       (18,601)      (231,278)          --            --         (249,879)
                               ----------------------------------------------------------------------------

Balance at December 31, 1996   $   800,024    $ 1,027,527    $ 3,645,183   $  (114,587)   $ 5,358,147
                               ============================================================================

See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                  Statements of Consolidated Cash Flows

                                                 Year ended December 31
                                              1996         1995           1994
                                        --------------------------   ----------

Operating activities
Net income                              $1,144,832     $1,790,569     $ 144,239
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization            622,392        404,006       556,027

  Gain on disposition of property,
    plant and equipment                    (20,224)       (27,346)      (31,214)
  Deferred income taxes (credits)
                                          (124,245)        46,000       (36,100)
  Retirement benefits
                                            39,106         58,042        40,688
  Postretirement benefits
                                             7,000          9,120         6,065
  Change in assets and liabilities:
    Accounts and notes receivable          461,028        384,683    (1,697,432)
    Inventories                           (564,015)      (670,019)     (346,440)
    Prepaid expenses                        46,090         43,541       (55,058)
    Accounts payable and
      accrued expenses                    (280,424)      (138,984)      659,425
    Income taxes                          (859,005)       811,101       126,568
                                                                    -----------
Net cash provided by (used in)
operating activities                       472,535      2,710,713      (633,232)

Investing activities
Purchase of property,
  plant and equipment                     (234,621)    (1,232,604)     (197,028)
Proceeds from sale of property,
  plant andequipment                        43,104         32,675        41,317
                                                                    -----------
Net cash (used in) provided
  by investing activities                 (191,517)    (1,199,929)     (155,711)

Financing activities
Net (repayment) borrowings
  under line of credit                    (275,000)       200,000       400,000
Additional borrowings                    1,000,000           --       1,850,000
Debt repayments                           (600,000)      (600,000)   (1,350,000)
Common stock purchased and                (249,879)      (353,416)     (106,157)
  retired
 Stock options exercised                      --             --          25,537
                                                                    -----------
Net cash (used in) provided by
 financing activities                     (124,879)      (753,416)      819,380
Effect of exchange rate changes
  on cash                                   (7,404)         7,434       (32,377)
                                                                    -----------
Net increase (decrease) in cash            148,735        764,802        (1,940)

Cash and cash equivalents at
   beginning of year                     1,080,487        315,685       317,625
                                                                    -----------
Cash and cash equivalents at
end of year                            $ 1,229,222    $ 1,080,487   $   315,685
                                                                    ===========

Supplemental cash flow information:
Cash paid during the year for:
    Interest                            $  208,827   $     160,60    $  168,318

                                        ========================================

    Income taxes paid                   $1,650,823     $   59,684        53,968
                                        ========================================
See accompanying notes.

             American Locker Group Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements

                                December 31, 1996

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

Net Income Per Share

Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options. Total shares used in the calculations amount to 808,102 in 1996, 845,356 in 1995 and 862,017 in 1994.

             American Locker Group Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements

                                December 31, 1996


             American Locker Group Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements

                                December 31, 1996


1.  Summary of Significant Accounting Policies (continued)

Foreign Currency

The assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at current exchange rates. Revenue and expense accounts are translated at weighted average exchange rates prevailing during the year. Foreign currency gains and losses are included in determining net income for the period in which the exchange rate changes.

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

2. Inventories

                                                           December 31
                                                        1996          1995
                                                    ---------------------------
                                                    ---------------------------

Finished products                                   $   982,888   $ 1,240,253
Work-in-process                                       1,742,320     1,414,994
Raw materials                                         1,625,633     1,395,058
                                                    ---------------------------
                                                    ---------------------------
                                                      4,350,841     4,050,305
Less allowance to reduce carrying value to LIFO      (1,011,173)   (1,274,690)
basis
                                                    ===========================
Net inventories                                     $3,339,668    $2,775,615
                                                    ===========================

In 1996, inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs in prior years. The effect of this liquidation was to decrease cost of products sold and increase net income by approximately $69,000 and $43,700 ($.05 per share).

3.  Demand Note Payable and Long-Term Debt

                                                               December 31
                                                           1996          1995
                                                     ---------------------------
                                                     ---------------------------

Note payable to bank,  unsecured,  due
February  28, 1999,  payable  $50,000 per
month with interest at prime plus 1/4%
  (8.50% at December 31, 1996)                           $1,300,000    $ 900,000
Less current portion                                        600,000      600,000
                                                     ===========================
Long-term portion                                        $  700,000    $ 300,000
                                                     ===========================

The credit agreement underlying the note payable to bank requires the maintenance of certain levels of net worth and working capital and requires the maintenance of a certain current ratio and ratio of liabilities to net worth. In addition, the note has restrictions on the payment of dividends. The Company was in compliance with these covenants at year end.

Required principal payments on long-term obligations in each of the years through final maturity are as follows: 1997 - $600,000, 1998 - $600,000, 1999 -
$100,000.

At December 31, 1996, the Company had outstanding $1,125,000 under a $3,000,000 unsecured line of credit agreement with a bank. Such borrowings are repayable on demand with interest at the prime rate. The weighted average interest rate on outstanding short-term borrowings amounted to 8.3%, 8.8% and 6.7% in 1996, 1995 and 1994, respectively. On January 2, 1997, the Company made an $825,000 payment on the line of credit.

Rent expense amounted to $351,222, $410,763 and $239,904 in 1996, 1995 and 1994,
respectively.

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 1996:

1997                                                   $    277,062
1998                                                        238,985
1999                                                        240,518
2000                                                        200,902
2001                                                        168,096
                                                       ==============
                                                       $  1,125,563
                                                       ==============

4.  Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. At December 31, 1995, a valuation reserve existed on the deferred state tax benefit of future deductions due to limitations on carryforward and carryback provisions of the various states in which the Company operates. During 1996, the valuation reserve was reversed. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                          1996        1995
                                                       ------------------------
Deferred tax liabilities:
  Property, plant and equipment                        $178,461    $127,952
  Prepaid expenses                                       17,209      25,761
                                                       ------------------------
Total deferred tax liabilities                          195,670     153,713

Deferred tax assets:
  Postretirement benefits                                60,252      61,052
  Pension costs                                         108,676       93,033
  Allowance for doubtful accounts                       152,190     109,168
  Accrued expenses                                        52,658      10,253
  Other employee benefits                                 39,951      39,670
  Inventory costs                                        341,599     353,284
  Other                                                   14,860      14,863
                                                       ------------------------
Total deferred tax assets                                770,186     681,323
Valuation allowance for deferred tax assets                   -      (74,900)
                                                       ========================
Net deferred tax assets                                $ 574,516   $ 452,710
                                                       ========================

Current deferred tax asset                             $ 619,096   $ 536,319
Long-term deferred tax (liability)                       (44,580)    (83,609)
                                                       ========================
                                                       $ 574,516   $ 452,710
                                                       ========================

For financial reporting purposes, income before income taxes includes the following components:

                                              1996        1995        1994
                                           ------------------------------------

United States                              $1,802,858  $2,714,028  $195,836
Foreign                                        16,326      33,450    23,003

                                           ====================================
                                           $1,819,184  $2,747,478  $218,839
                                           ====================================

Significant components of the provision for income taxes are as follows:

                                              1996        1995        1994
                                           ------------------------------------
Current:
  Federal                                  $670,960    $834,400    $ 79,000
  State                                      118,437    117,900      19,700
  Foreign                                      9,200     33,700      12,000
  Prior year taxes                                 -    (75,091)          -

                                           ------------------------------------
Total current                                798,597     910,909    110,700

Deferred:
  Federal                                   (105,608)     55,900    (48,100)
  State                                      (18,637)     (9,900)    12,000
                                           ------------------------------------
                                            (124,245)     46,000     (36,100)
                                           ====================================
                                            $674,352    $956,909    $ 74,600
                                           ====================================

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                           1996        1995        1994
                                           ------------------------------------

Statutory income tax rate                  35%         35%         35%
State and foreign income taxes              3           1          (1)
Tax credits                                 -           -          (1)
Permanent differences principally
nontaxable income in 1996 and
in 1995, and nondeductible
 expenditures in 1994                       (1)         (1)          3
Other                                        -           -          (1)
                                           ---         ---         ----
                                           37%         35%         35%
                                           ===         ===         ===

5.  Pension Plans

The Company and its subsidiaries have several defined benefit pension plans covering substantially all employees. Benefits for the salaried employees are based on specified percentages of the employees annual compensation. The plans for hourly employees provide benefits of stated amounts for each year of service. Effective January 1, 1995, the plans have been merged and are combined for reporting purposes. The plans' assets are invested in fixed interest rate group annuity contracts with an insurance company. Due to the funding status of the plans, the Company has not had to fund the plan since 1981.

The summary of the components of net periodic pension expense are as follows:

                                              1996        1995        1994
                                           ------------------------------------
                                           ------------------------------------

Service cost-benefits earned during the     $161,276     $193,514   $192,700
period
Interest cost on projected benefit           120,169      113,188     99,287
obligation
Return on plan assets                       (127,945)    (155,711)  (133,729)
Net amortization and deferral               (114,394)     (92,949)  (117,570)
                                           ====================================
Net pension expense                        $  39,106   $   58,042     40,688
                                           ====================================

The average discount rate used in determining the actuarial value of the projected benefit obligations was 7.25% in 1996 and 7.5% in 1995. The rates of future years' compensation levels was 5.25% in 1996 and 5.5% in 1995. The expected long-term rate of return on plan assets was 7.25% in 1996 and 7.5% in 1995.

The following table sets forth the funded status and amounts recognized in the statements of consolidated financial position at December 1996 and 1995.

                                                          1996        1995
                                                       ------------------------

Actuarial present value of benefit obligations:
  Vested benefit obligation                            $1,544,146  $1,684,386
  Non-vested benefit obligation                            28,541      35,544
                                                       ========================
Accumulated benefit obligation                         $1,572,687  $1,719,930
                                                       ========================

Projected benefit obligation for service
      rendered to date                                 $1,764,414  $1,848,946
Plan assets at fair value                               1,876,393   2,106,280
                                                       ------------------------
Plan assets in excess of projected benefit
 obligations                                              111,979     257,334
Unrecognized net loss                                     250,095     471,847
Unrecognized prior service cost                             1,330       1,597
Unrecognized net transition asset                        (635,094)   (963,362)
                                                       ========================
Net liability recognized in the statement of
consolidated financial position                        $ (271,690) $ (232,584)
                                                       ========================

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

                                                             December 31
                                                          1996        1995
                                                      ------------------------

Accumulated postretirement benefit obligation:
  Retirees                                             $ (59,941) $  (56,778)
  Fully eligible active plan participants
                                                         (49,375)    (46,770)
  Other active plan participants
                                                         (17,114)    (16,211)
                                                       ------------------------


Accumulated postretirement benefit obligation           (126,430)   (119,759)
Unrecognized net gain                                     (6,200)     (5,871)
                                                       ========================
Accrued postretirement benefit cost                    $(132,630)  $(125,630)
                                                       ========================

Net periodic postretirement benefit cost includes the following components:

                                                       December 31
                                              1996        1995        1994
                                           ------------------------------------
Service cost                               $  1,474    $  1,882    $  1,882
Interest cost                                 6,971       8,238       8,238
Net gain                                    (1,445)           -           -
                                           ------------------------------------
Net periodic postretirement benefit cost   $  7,000     $10,120     $10,120
                                           ====================================

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligations was 7.25% at December 31, 1996 and 8% at December 31, 1995.

7.  Capital Stock and Stock Options

The Certificate of Incorporation authorizes 4,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock.

In 1988, the Company adopted the American Locker Group Incorporated 1988 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall be not less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock option, the option price shall be payable to the Company in cash, or at the discretion of the committee, in shares of common stock valued at the fair market value on the date of payment, or a combination thereof. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. At December 31, 1996, 1995 and 1994, there were no stock appreciation rights outstanding under this plan. The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan.

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the use of option valuation models to determine the fair value of employee stock options. The Company's net income and earnings per share amounts as reported would not have been significantly different if the provisions of SFAS No. 123 were used.

A summary of the Stock Incentive Plan stock options for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                      Number
                                      of Shares
                                       Under              Option Price
                                                 ------------------------------
                                      Option        Per Share      Aggregate
                                     ------------------------------------------
Outstanding - January 1, 1994          36,000     $2.875-$4.25      $112,437
  Granted during the year                   -       0.00                   -
  Exercised during the year           (10,500)     2.875             (30,188)
  Cancellations                             -      0.00                    -
                                    ----------                    -----------
Outstanding - December 31.1994         25,500     $2.875-$4.25         82,249
  Granted during the year                   -      0.00                     -

  Exercised during the year                 -      0.00                     -

  Cancellations                            -       0.00                     -
                                   -----------                    -----------
Outstanding - December 31, 1995        25,500     $2.875-$4.25         82,249
  Granted during the year                  -       0.00                    -
  Exercised during the year                -       0.00                    -
  Cancellations                            -       0.00                    -
                                    -----------                   -----------
 Outstanding - December 31, 1996        25,500    $2.875-$4.25      $ 82,249
                                   ============                  ============


8. Related Party

One of the Company's subsidiaries has entered into a manufacturing agreement with Signore, Inc. a former wholly-owned subsidiary of the Company, under which Signore will furnish fabricating, assembly and shipping services. The Agreement, which expires on April 30, 2000, provides that the cost to the Company for these services will be equal to Signore's standard cost divided by 80%. Purchases from Signore under the Agreement amounted to $3,489,499, $3,470,582 and $2,793,880 for the years ended December 31, 1996, 1995 and 1994, respectively.

Two Directors of the Company are stockholders and directors of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $90,084, $98,571 and $5,833 of fabricated parts from Rollform of Jamestown, Inc. in 1996, 1995 and 1994, respectively, at prices that the Company believes are at arms length.

9.  Business Segment Data

The Company has operations in the United States and Canada. The geographic distribution of sales, operating income and identifiable assets for 1996, 1995 and 1994 are as follows:

                                United
                                States      Canada   Eliminations    Total
                             --------------------------------------------------
            1996
--------------------------
Revenues from unaffiliated
  customers                  $20,830,473  $ 1,687,116  $       -    $22,517,589
Transfers between
  geographic areas               665,165           -     665,165              -
                             --------------------------------------------------
Total revenues               $21,495,638  $ 1,687,116  $ 665,165    $22,517,589
                             ==================================================
Operating income             $ 1,698,760$ $  37,376            -    $ 1,736,136
                             ==================================================

Identifiable assets          $ 9,978,585  $ 931,258    $ 889,765    $10,020,078
                             ==================================================
            1995
--------------------------
Revenues from unaffiliated
  customers                  $22,112,011  $1,565,929   $ 485,377    $23,677,940

Transfers between
  geographic areas               485,377           -     485,377              -
                             ==================================================
Total revenues               $22,597,388  $1,565,929   $ 485,377    $23,677,940
                             ==================================================
Operating income             $  2,579,420 $   29,862   $       -    $ 2,609,282

                             ==================================================

Identifiable assets          $10,060,749 $   934,20    $ 888,765    $10,106,185
                             ==================================================

             1994
-----------------------------
Revenues from unaffiliated
    customers                $13,899,533   $ 1,866,890  $      -    $15,766,423
Transfers between
  geographic areas               617,762             -   617,762              -
                             ==================================================
Total revenues               $14,517,295   $ 1,866,890  $617,762   $15,766,423
                             ==================================================
Operating  income            $  128,037    $    72,622   $     -      $200,659
                             ==================================================

Identifiable assets          $  8,264,864$    848,768$ 888,765    $  8,224,867
                             ==================================================

In 1996,  1995 and 1994, the Company had export sales of $1,123,434,  $1,730,087 and $2,009,086, respectively. In 1996, 1995 and 1994, export sales represented approximately 5.0%, 7.3% and 12.7%, respectively of the Company's consolidated net sales.

Sales to the U.S. Postal Service represented 61.8%, 61.2% and 45.8% of net sales in 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, the Company had secured receivables from customers under time payment arrangements totaling $306,532 and $331,087, respectively. At December 31, 1996, the Company had unsecured trade receivables from customers considered to be distributors of $312,709 (including a United Kingdom distributor of $129,932) and from governmental agencies of $1,610,504. At December 31, 1995, the Company had unsecured trade receivables from customers considered to be distributors of $351,122 (including a United Kingdom distributor of $119,249) and from governmental agencies of $1,858,497.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.


10.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                   1996
                             --------------------------------------------------
                                            Three Months Ended
                              March 31    June 30   September 30   December 31
                             ---------------------------------------------------

Net sales                      $4,946,120   $5,961,890  $5,955,670  $5,653,909
                             ===================================================

Gross profit                   $1,447,412   $1,922,588  $1,781,680  $1,573,953
                             ===================================================

Net income                     $  192,612   $  335,955  $  364,735  $  251,530

                             ===================================================

Net income per share           $      .24   $      .41  $      .45  $      .31
                             ===================================================

                                                   1995
                             --------------------------------------------------
                                            Three Months Ended
                              March 31    June 30   September 30   December 31
                             ---------------------------------------------------

Net sales                    $7,080,084   $5,273,245  $5,633,832     $5,690,779
                             ===================================================

Gross profit                 $2,377,764   $1,699,121  $1,910,998     $1,482,876
                             ===================================================

Net (loss) income            $  666,765   $  242,766  $  406,332   $    474,706

                             ===================================================
Net (loss) income per share  $      .78   $      .28  $      .48   $        .58
                             ===================================================

The Company's accounting practice for interim periods provides for possible inventory, insurance, pension and income tax adjustments. Such adjustments resulted in increasing the 1996 fourth quarter pretax income by $103,791 for inventory costs and $158,682 for income tax expense. A decrease in fourth quarter pretax income in the amount of $48,141 was due to adjustments in pension costs and receivable reserves. In 1995 fourth quarter adjustments relating to insurance, pensions costs and income tax expense increased income by $229,000 while inventory costs decreased fourth quarter pretax income by $209,000.


11.  Contingencies

The Company has been named as a defendant by four former employees alleging discrimination and seeking unspecified damages. The Company has denied all charges and it intends to vigorously defend this matter. It is management's opinion that the ultimate outcome of this matter will not have a material impact on the Company's financial position or operating results.

Although no formal legal proceedings have been directed towards the Company, it has been alleged that the Company and/or one of its previously owned subsidiaries is a potentially responsible party at two sites suspected to have some form of environmental contamination. The Company believes that its contributions to these sites, if any, is diminimus, however, it is too early to predict the ultimate outcome of these matters.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants on accounting and financial disclosures during 1996 or 1995.


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


                       AMERICAN LOCKER GROUP INCORPORATED

                            /s/ Harold J. Ruttenberg
                              Harold J. Ruttenberg
                            Chairman, Chief Executive
                             Officer, Treasurer and
                          Principal Accounting Officer

                                 March 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title             Date

/s/ Harold J. Ruttenberg                  Chairman, Chief      March 27, 1997
------------------------
Harold J. Ruttenberg                      Executive Officer,
                                          Treasurer, Principal
                                          Accounting Officer
                                          and Director

/s/ Roy J. Glosser                        President, Chief     March 27, 1997
------------------
Roy J. Glosser                            Operating Officer
                                          and Director

/s/ Thomas Phillips Johnson               Director             March 27, 1997
---------------------------
Thomas Phillips Johnson

/s/ Alan H. Finegold                      Director             March 27, 1997
--------------------
Alan H. Finegold

/s/ Thomas Lynch, IV                      Director             March 27, 1997
--------------------
Thomas Lynch, IV

/s/ James E. Ruttenberg                   Director             March 27, 1997
-----------------------
James E. Ruttenberg

/s/ Edward F. Ruttenberg                  Director             March 27, 1997
------------------------
Edward F. Ruttenberg

                            EXHIBIT INDEX
                                                     Prior Filing or
                                                     Sequential Page
Exhibit No.                                          No. Herein
-----------                                          ---------------------
  3.1             Certificate of Incorporation of    Exhibits to Form 10-K
                  American Locker Group Incorporated for Year ended
                                                     December 31, 1980
  3.2             Amendment to Certificate of        Form 10-C filed May 6,
                  Incorporation changing name of     1985
                  company
  3.3             Amendment to Certificate of        Exhibit to Form 10-K for
                  Incorporation limiting liability   year ended December 31,
                  of Directors and Officers          1987
  3.4             By-laws of American Locker Group   Exhibit to Form 10-K for
                  Incorporated as amended and        year ended December 31,
                  restated                           1985
  3.5             Amendment to By-laws of American   Exhibit to Form 10-K for
                  Locker Group Incorporated dated    year ended December 31,
                  January 15, 1992                   1991
 10.1             American Locker Group              Exhibit to Form 10-K for
                  Incorporated 1988 Stock Incentive  year ended December 31,
                  Plan                               1988
 10.2             First Amendment dated March 28,    Exhibit to Form 10-K for
                  1990 to American Locker Group      year ended December 31,
                  Incorporated  1988 Stock           1989
                  Incentive Plan
 10.3             Form of Indemnification Agreement  Exhibit to Form 10-K for
                  between American Locker Group      year ended December 31,
                  Incorporated  and its directors    1987
                  and officers
 10.4             Corporate Term Loan Agreement      Exhibit to Form 10-K for
                  between American Locker Group      year ended December 31,
                  Incorporated and Manufacturers     1991
                  and Traders Trust Company
                  covering $2,400,000 loan
 10.5             Approved Line of Credit from       Exhibit to Form 10-K for
                  Manufacturers and Traders Trust    year ended December 31,
                  Company to American Locker Group   1990
                  Incorporated in the amount of
                  $1,000,000
 10.6             Amendment Agreement dated May 1,   Exhibit to Form 10-KSB
                  1994 between Manufacturing and     for year ended
                  Traders Trust Company and          December 31, 1994
                  American Locker Group
                  Incorporated [Increase in Term
                  Loan to $1,850,000]
 10.7             Amendment Agreement dated          Exhibit to Form 10-KSB
                  March 12, 1996 between             for year ended
                  Manufacturing and Traders Trust    December 31, 1995
                  Company and American Locker Group
                  Incorporated [Increase in Term
                  Loan to $1,800,000]
 10.8             Employment Agreement between       Exhibit to Form 10-GSB
                  American Locker Group              for quarter ended June
                  Incorporated and  Roy J. Glosser   30, 1996
 10.9             Manufacturing Agreement dated as   Exhibit to Form 8-K
                  of December 29, 1989 between       dated January 11, 1990
                  American Locker Security Systems
                  Inc. and Signore, Inc.
 10.10            First Amendment dated May 3, 1995  Exhibit to Form 10-KSB
                  to Manufacturing Agreement dated   for year ended December
                  as of December 29, 1989 between    31, 1995
                  American Locker Security Systems
                  Inc. and Signore Inc.
 10.11            Second Amendment dated March 15,   Exhibit to Form 10-KSB
                  1996 to Manufacturing Agreement    for the year ended
                  dated as of December 29, 1989      December 31, 1995
                  between American Locker Security
                  Systems Inc. and Signore Inc.
 10.12            Third Amendment dated May 21,      Exhibit to Form 10-QSB
                  1996 to Manufacturing Agreement    for the quarter ended
                  dated as of December 29, 1989      June 30, 1996
                  between American Locker Security
                  Systems Inc. and Signore Inc.
 10.13            Agreement dated as of May 21,      Exhibit to Form 10-QSB
                  1996 between American Locker       for the quarter ended
                  Group Incorporated and Edward F.   June 30, 1996
                  Ruttenberg
 10.14            Contract dated March 27, 1996      Exhibit to Form 10-QSB
                  between the U.S. Postal Service    for the quarter ended
                  and American Locker Security       March 31, 1996
                  Systems, Inc.
 22.1             List of Subsidiaries               Page ________
 27.1             Financial Data Schedule            Page ________

                        Exhibit 22.1 List of Subsidiaries

The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:

                                                             Percentage of
NAME                                Jurisdiction of          Voting Securities
                                    Organization             Owned

American Locker Security Systems,   Delaware                 100%
Inc.
American Locker Company, Inc.       Delaware                 100%
American Locker Company of Canada,  Dominion of Canada       100% (1)
0Ltd.
Canadian Locker Company, Ltd.       Dominion of Canada       100% (2)
American Locker Security Systems    Virgin Islands           100% (1)
International

(1)   Owned by American Locker Security Systems, Inc.
(2)   Owned by American Locker Company of Canada, Ltd.