Form 10QSB
period 1997-03-31
AMERICAN LOCKER GROUP INC
filed 1997-05-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
      OR
( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR
THE TRANSITION PERIOD FROM ____ TO _____

Commission file number 0-439

                      American Locker Group Incorporated
      (Exact name of small business issuer as specified in its charter)

            Delaware                               16-0338330
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


                    608 Allen Street, Jamestown, NY 14701
                   (Address of principal executive offices)

                                (716)664-9600
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___ Not Applicable

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: MAY 5, 1997

                    Common Stock $1.00 par value - 796,501

Transitional Small Business Disclosure (check one) Yes ___ No X

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                March 31,         December 31,
                                                   1997               1996

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $1,248,304          $1,229,222
   Accounts and notes receivable, less
      allowance for doubtful accounts
      (1997 $423,733; 1996 $386,309)            2,599,670           3,363,277
   Inventories                                  3,793,081           3,339,668
   Prepaid expenses                                67,843              97,917
   Prepaid federal, state and foreign
      income taxes                                      0              28,986
   Deferred income taxes                          619,096             619,096
                                               ----------          ----------
TOTAL CURRENT ASSETS                            8,327,994           8,678,166


PROPERTY, PLANT AND EQUIPMENT
   Land                                               500                 500
   Buildings                                      510,322             505,970
   Machinery and equipment                      7,617,422           7,617,871
                                               ----------          ----------

                                                8,128,244           8,124,341

Less allowances for depreciation and
   amortization                                 6,909,422           6,782,429
                                               ----------          ----------
                                                1,218,822           1,341,912
                                               ----------          ----------

TOTAL NON-CURRENT ASSETS                        1,218,822           1,341,912


                                               ----------          ----------

TOTAL ASSETS                                   $9,546,816         $10,020,078
                                               ==========         ===========

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                March 31,        December 31,
                                                   1997              1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Demand note payable                           $850,000          $1,125,000

   Accounts payable and accrued expenses:
      Trade                                     1,004,455             660,202
      Related party                                     0             381,196
                                                  -------             -------
                                                1,004,455           1,041,398

   Commissions, salaries, wages and taxes
      thereon                                     210,231             298,671
   Other accrued expenses                         356,377             447,962
   Current portion of long-term obligations       600,000             600,000
                                                  -------             -------
TOTAL CURRENT LIABILITIES                       3,021,063           3,513,031

DEFERRED INCOME TAXES                              44,580              44,580

LONG-TERM OBLIGATIONS
   Long term debt, less current portion           550,000             700,000
   Deferred pension income                        271,690             271,690
   Postretirement benefits                        132,630             132,630
                                                  -------             -------
                                                  954,320           1,104,320
                                                  -------           ---------

TOTAL LIABILITIES                               4,019,963           4,661,931

STOCKHOLDERS' EQUITY
   Common stock, par value $1 per share--
      authorized 4,000,000 shares, issued
      796,501 shares in 1997 and 800,024 in
      1996                                        796,501             800,024
   Other capital                                  984,370           1,027,527
   Retained earnings                            3,868,989           3,645,183
Foreign currency translation adjustment          (123,007)           (114,587)
                                                ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                      5,526,853           5,358,147
                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $9,546,816         $10,020,078
                                               ----------         -----------



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                Three Months Ended March 31,
                                                   1997              1996

Net sales                                      $5,283,597          $4,946,120
Cost of products sold                           3,665,672           3,498,708
                                                ---------           ---------

                                                1,617,925           1,447,412

Selling, administrative and
   general expenses                             1,200,640           1,150,043
                                                ---------           ---------

                                                  417,285             297,369

Interest and dividend income                        7,209               7,360
Other income (expense)--net                        30,768              64,513
Interest expense                                  (30,533)            (40,243)
                                                 --------            --------


INCOME BEFORE INCOME TAXES                        424,729             328,999

Income taxes                                      200,923             136,387
                                                  -------             -------


   NET INCOME                                    $223,806            $192,612
                                                 --------            --------


Per share of common stock:
   NET INCOME                                       $0.28               $0.24
                                                    -----               -----


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                Three Months Ended March 31,
                                                   1997              1996


Cash flows from operating activities:
   Net income                                    $223,806            $192,612
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
         Depreciation and amortization            148,596             156,054
         Gain on disposition of property,
            plant and equipment                       998                 288
         Change in assets and liabilities:
            Accounts and notes receivable         763,607            (224,403)
            Income taxes                                0            (751,961)
            Inventories                          (453,413)           (147,029)
            Prepaid expenses                       59,060             (11,009)
            Accounts payable and accrued
               expenses                          (216,968)           (292,248)
                                                ---------           ---------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                        525,686          (1,077,696)

Cash flows from investment activities:
         Purchase of property, plant and
            equipment                             (26,504)            (76,418)
         Proceeds from sale of property,
            plant and equipment                         0                 367
                                                        -                 ---

NET CASH USED IN INVESTING ACTIVITIES             (26,504)            (76,051)

Cash flows from financing activities:
         Treasury stock purchased/retired         (46,680)                  0
         Additional long-term borrowing                 0           1,000,000
         Net payments under Line of Credit       (275,000)           (350,000)
         Debt repayments                         (150,000)           (150,000)
                                                ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES        (471,680)           (500,000)
                                                ---------           ---------

Effect of exchange rate changes on cash            (8,420)              6,006
                                                  -------               -----

   Net increase (decrease) in cash                 19,082            (647,741)
   Cash and cash equivalents at beginning
      of year                                   1,229,222           1,080,487
                                                ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $1,248,304            $432,746
                                               ----------            --------


Supplemental cash flow information: Cash paid during the period for:
   Interest                                       $30,533             $40,243
   Income Taxes                                   $56,605            $860,200
                                                  -------            --------

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


3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods; 798,415 shares for the three months ended March 31, 1997 and 818,625 for the quarter ended March 31, 1996.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                                March 31,        December 31,
                                                   1997              1996

                  Raw materials                $1,283,253           $ 982,888
                  Work-in-process               1,491,909           1,742,320
                  Finished goods                2,029,092           1,625,633
                                                ---------           ---------
                                               $4,804,254          $4,350,841

                  Less allowance to
                     reduce carrying
                     value to LIFO
                     basis                      1,011,173           1,011,173
                                                ---------           ---------
                                               $3,793,081          $3,339,668
                                               ==========          ==========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at March 31, 1997 was $5,306,931, up $141,796 over working capital of $5,165,135 at December 31, 1996. The ratio of current assets to current liabilities was 2.8 to 1 at March 31, 1997, as compared to a ratio of 2.5 to 1 at December 1996. Cash provided by operations was $525,686 during the first three months of 1997, compared to cash used in operating activities of $1,077,696 for the same period in 1996. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


FIRST THREE MONTHS 1997 VS FIRST THREE MONTHS 1996

First quarter 1997 sales were $5,284,000 compared to $4,946,000 in the first quarter of 1996. This was an increase of $338,000 or 6.8%. Plastic locker sales in the first quarter were $3,006,000 compared to $2,560,000 during the same period in 1996. $2,141,000 of such plastic sales this year were the Cluster Box Units (CBUs) compared to $1,725,000 in the first quarter of last year, an increase of $416,000 or 24.1%. The sales of plastic parcel units (NBU-P also called Outdoor Parcel Units, OPL) were $865,000 in the first quarter of this year compared to $836,000 in the like quarter of last year, an increase of $29,000, or 3.5%. Sales of metal, mechanical and electronic lockers were $2,278,000 in the first quarter of this year compared to $2,386,000 in the like quarter of last year, a decline of $108,000 or 4.5%. However, shipments and orders booked in April were at near record levels for our metal lockers.

Sales of plastic lockers in the first quarter of 1997 benefited from increased acceptance of the Cluster Box Unit (CBU) by local procurement offices of the United States Postal Service (USPS). As previously reported, the USPS has extended our national contract for another year (April 15, 1997 - April 14,
1998). A pricing agreement was reached between the Company and the USPS that is in effect from mid - April to mid - October, 1997. We extended slightly lower prices on CBUs in return for guaranteed minimum shipments (5,000 CBUs, 4,000
OPLs)for the six months that, when coupled with shipments already made (January 1 - April 14, 1997), should result in increased CBU volumes for the calendar year, 1997.

Although the Postal Service is obligated for the contract minimum units, it is possible that shipments may exceed the contract minimum. If the current trend of increased acceptance of the CBU continues, we anticipate shipping more than the contract minimum quantity.

There are now two CBU competitors, each with an aluminum CBU. One is fully approved to ship, the other remains in the final stage of approval to ship. Our CBU prices are competitive with the aluminum CBUs currently available. The Postal Service continues to purchase the product (Neighborhood Delivery and Collection Box Unit - NDCBU) that the CBU is designed to make obsolete. The phasing out of the NDCBU may extend over a few years as both our plastic CBU, and our competitors aluminum CBU require a larger initial investment than the NDCBU. We believe that our units offer the best value (when compared to the aluminum CBU or older NDCBU) based on total life cycle costs and features delivered to the customer.

Consolidated costs of products sold as a percentage of sales was 69.4% during the first quarter of 1997 compared to 70.7% in the first quarter of 1996. Increased gross margins are directly related to increased sales volumes.

Selling, general and administrative costs for the first quarter of 1997 compared to the same period in 1996 ($1,201,000 - 1997; $1,150,000 - 1996), increased
4.4%. Selling, general and administrative costs represented 22.7% of sales in the first quarter of 1997, down from 23.3% of sales for the same period in 1996.

Other income net of $30,800 in the first quarter of 1997 was down $33,700 from $64,500 recorded in the same quarter of 1996, principally due to lower income in various concessions managed by our subsidiary, Canadian Locker Company, Ltd.

Interest expense in the first quarter of 1997 decreased $9,700 from 1996 due to a decrease in the average balance outstanding under the Company's working capital line of credit.









PART II

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits

               Exhibit 10 Material Contracts - U.S. Postal Service Contract Modification #M03 to #072368-96-B-0741, dated April 16, 1997.

               Exhibit 27 Financial Data Schedule dated March 31, 1997.

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                              S I G N A T U R E







In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERICAN LOCKER GROUP
                                          INCORPORATED
                                                (Registrant)




                                          /s/Harold J. Ruttenberg
                                          ----------------------------------
                                          Harold J. Ruttenberg
                                          Chairman, Chief Executive Officer,
                                          Treasurer and Principal Accounting
                                     Officer














Date  May 12, 1997