Form 10QSB
period 1997-06-30
AMERICAN LOCKER GROUP INC
filed 1997-08-08
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO__________

Commission file number 0-439

                       American Locker Group Incorporated
        (Exact name of small business issuer as specified in its charter)

            Delaware                                  16-0338330
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No___ Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: August 5, 1997

                     Common Stock $1.00 par value - 789,142

Transitional Small Business Disclosure (check one) Yes ___  No  X

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                 June 30,           December 31,
                                                 1997               1996
                                                 -----              -----
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $291,726            $1,229,222
  Accounts and notes receivable, less
   allowance for doubtful accounts
   (1997 $425,058; 1996 $386,309)                4,206,506             3,363,277
  Inventories                                    3,254,729             3,339,668
  Prepaid expenses                                  68,661                97,917
  Prepaid federal, state and foreign
    income taxes                                         0                28,986
  Deferred income taxes                            619,096               619,096
                                               -----------          ------------
TOTAL CURRENT ASSETS                             8,440,718             8,678,166

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 500                   500
  Buildings                                        510,425               505,970
  Machinery and equipment                        7,683,740             7,617,871
                                              ------------           -----------
                                                 8,194,665             8,124,341

Less allowances for depreciation and
   amortization                                  7,054,308             6,782,429
                                              ------------          ------------

TOTAL NON-CURRENT ASSETS                         1,140,357             1,341,912
                                              ------------          ------------

TOTAL ASSETS                                    $9,581,075           $10,020,078
                                                 =========            ==========



STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                            June 30,             December 31,
                                            1997                 1996
                                            -----                -----

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                           $ 0                $1,125,000

  Accounts payable and accrued
   expenses:
  Trade                                   1,347,758                   660,202
  Related party                                   0                   381,196
                                         ----------               -----------
                                          1,347,758                 1,041,398

  Commissions, salaries, wages and
   taxes thereon                            168,492                   298,671
  Other accrued expenses                    546,107                   447,962
  Current portion of long-term
   obligations                              600,000                   600,000
                                         ----------               -----------
TOTAL CURRENT LIABILITIES                 2,662,357                 3,513,031

DEFERRED INCOME TAXES                        44,580                    44,580

LONG-TERM OBLIGATIONS
  Long-term debt, less current              400,000                   700,000
portion
  Deferred pension income                   271,690                   271,690
  Postretirement benefits                   132,630                   132,630
                                         ----------               -----------
                                            804,320                 1,104,320
                                         ----------               -----------
TOTAL LIABILITIES                         3,511,257                 4,661,931

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per
   share- authorized 4,000,000 shares,
   issued 795,392 shares in 1997 and
   800,024 in 1996                          795,392                   800,024
  Other capital                             972,448                 1,027,527
  Retained earnings                       4,422,962                 3,645,183
  Foreign currency translation
   adjustment                              (120,984)                 (114,587)
                                         ----------                ----------
TOTAL STOCKHOLDERS' EQUITY                6,069,818                 5,358,147

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $9,581,075               $10,020,078
                                          =========                ==========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                        Six Months Ended June 30,
                                          1997              1996
                                         ------            ------

Net sales                           $ 13,006,573      $10,908,010
Cost of products sold                  9,054 907        7 538,010
                                      ----------       ----------
                                       3,951,666        3,370,000
Selling, administrative and
  general expenses                     2,620,542        2,507,368
                                      ----------       ----------
                                      1,331,124           862,632
Interest and dividend income             15,346            18,551
Other income (expense)--net              74,397           105,743
Interest expense                        (60,787)         (104,967)
                                      ---------         ---------
INCOME BEFORE INCOME TAXES            1,360,080           881,959

Income taxes                            582,301           353,392
                                      ---------        ----------
  NET INCOME                           $777,779          $528,567
                                        =======           =======
Per share of common stock:
  NET INCOME                              $0.98             $0.65
                                           ====             =====



See notes to consolidated financial statements.

                                        4

STATEMENTS OF CONSOLIDATED OPERATIONS
AMERICAN LOCKER GROUP INCORPORATED
AND SUBSIDIARIES

                                          Three Months Ended June 30,
                                             1997                 1996
                                             ----                 ----

Net sales                              $7,722,976           $5,961,890
Cost of products sold                   5,389,235            4,039,302
                                      -----------          -----------
                                        2,333,741            1,922,588
Selling, administrative and
   general expenses                     1,419,902            1,357,325
                                      -----------          -----------
                                          913,839              565,263

Interest and dividend income                8,137               11,191
Other income (expense)--net                43,629               41,230
Interest expense                          (30,254)             (64,724)
                                       ----------          -----------
INCOME BEFORE INCOME TAXES                935,351              552,960

Income taxes                              381,378              217,005
                                      -----------          -----------
NET INCOME                               $553,973             $335,955
                                          =======              =======
Per share of common stock:
  NET INCOME                                $0.70                $0.41
                                             ====                 ====


See notes to consolidated financial statements.



STATEMENTS OF CONSOLIDATED CASH FLOWS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                       Six Months Ended June 30,
                                                       1997               1996
                                                       ----               ----

Cash flows from operating activities:
   Net income                                           $777,779       $528,567
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization                         296,317        315,363
   Gain on disposition of property, plant and
     equipment                                               992         (5,558)
   Change in assets and liabilities:
         Accounts and notes receivable                  (843,229)      (123,119)
         Income taxes                                          0       (832,458)
         Inventories                                      84,939       (140,471)
         Prepaid expenses                                 58,242        (70,690)
         Accounts payable and accrued expenses           274,326       (577,445)
                                                       ---------     ----------


NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                              649,366       (914,811)

Cash flows from investment activities:
    Purchase of property, plant and equipment            (95,962)      (117,995)
    Proceeds from sale of property,
        plant and equipment                                  208          9,848
                                                       ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                    (95,754)      (108,147)

Cash flows from financing activities:
      (Payments) under long-term debt
        agreement                                       (300,000)      (300,000)
      Additional long-term borrowing                           0      1,000,000
      Net (payments) borrowings under line of
        credit agreement                              (1,125,000)       600,000
      Treasury stock purchased/retired                   (59,711)      (193,144)
                                                       ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES             (1,484,711)     1,106,856
                                                       ---------      ---------
Effect of exchange rate of changes on cash                (6,397)         3,543
                                                       ---------      ---------
      Net increase (decrease) in cash                   (937,496)        87,441

      Cash and cash equivalents at beginning of year   1,229,222      1,080,487
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $291,726     $1,167,928
                                                         =======      =========

Supplemental cash flow information:
Cash paid during the period for:
      Interest                                          $ 60,787     $  104,967
                                                         =======      =========
      Income Taxes                                      $453,556     $1,208,296
                                                         =======      =========

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


3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods, 797,122 for the six months ended June 30, 1997 and 795,843 for the quarter ended June 30, 1997; 812,043 shares for the six months ended June 30, 1996 and 805,461 for the quarter ended June 30, 1996.


4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                         June 30,        December 31,
                                           1997             1996
                                           ----             ----

               Raw materials             $ 1,251,557      $  982,888
               Work-in-process             1,462,748       1,742,320
               Finished goods              1,551,597       1,625,633
                                           ---------       ---------
                                          $4,265,902      $4,350,841

               Less allowance to
                 reduce carrying
                 value to LIFO basis       1,011,173       1,011,713
                                           ---------       ---------
                                          $3,254,729      $3,339,668
                                           =========       =========

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      --------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

            ---------------------------------------------------------


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at June 30, 1997 was $5,778,000, up $613,000 over working capital of $5,165,000 at December 31, 1996. The increased working capital resulted primarily from profitable operations during the first six months of 1997. The ratio of current assets to current liabilities was 3.2 to 1 at June 30, 1997, as compared to a ratio of 2.5 to 1 at December 1996. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.



FIRST SIX MONTHS 1997 VS FIRST SIX MONTHS 1996
----------------------------------------------

Sales for the first six months of 1997 of $13,007,000 were up $2,099,000 or 19.2% compared to sales of $10,908,000 during the same period in 1996. Plastic locker sales to the United States Postal Service (USPS) accounted for $1,931,000 of increased sales and totaled $7,473,000 compared to $5,542,000 during the first half of 1996. Cluster Box Unit (CBU) sales were $5,489,000 compared to $3,693,000 during the first half of 1996. The CBU continues to gain acceptance by local procurement offices of the USPS.

All other sales, metal and electronic were $5,534,000 for the first six months of 1997 compared to $5,366,000 for the first six months of 1996. This increase relates to a general increase in demand across all markets served by the Company.

Consolidated cost of products sold as a percentage of sales was 70% during the first six months of 1997 compared to 69% during the first six months of 1996. This slight increase is due to product mix swinging more in favor of plastic lockers which are sold at lower margins than the Company's other products.

Selling, general and administrative costs for the first six months of 1997 increased $113,000 over the same period in 1996. Selling, administrative and general expense as a percent of sales was 20.1% down from 23% during the first six months of 1996. The decrease as a percentage of sales relates primarily to increased sales volume.

Other income net of $74,000 in the first half of 1997 was down $32,000 from the same period in 1996.

Interest expense in the first half of 1997 decreased $44,000 from the same period in 1996 as a result of lower outstanding debt.

SECOND QUARTER 1997 VS SECOND QUARTER 1996
------------------------------------------

Second quarter sales were $7,723,000 up $1,761,000 from the same period in 1996. Plastic locker sales of $4,467,000 were up 49.8% or $1,485,000 over 1996's second quarter. The CBU continues to gain acceptance by local procurement offices of the USPS. Sales of other products metal and electronic lockers were $3,256,000 during the second quarter of 1997 up 9.3% or $276,000 over 1996 second quarter due to a general increase in demand across all markets served by the Company.

Consolidated cost of products sold as a percentage of sales was 69.8% during the second quarter of 1997 up from 67.8% during the second quarter of 1996.

Selling, administrative and general expenses as a percent of net sales was 18% during the second quarter of 1997 compared to 23% in the second quarter of 1996.

Other income net of $44,000 in the second quarter of 1997 was up slightly from $41,000 in the second quarter of 1996.

Interest expense in the second quarter of $30,000 declined $35,000 from $65,000 in the second quarter.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.



PART II

Item 1.     Legal Proceedings

      The Company, together with certain other corporations, has been named as a defendant in a law suit entitled "State of New York vs. American Locker Group, Inc., Bristol-Myers Squibb Company, General Electric Company, Pass and Seymour, Inc., The R. E. Dietz Company and Unisys Corporation" Docket No. 97-CV-0976 filed in the United States District Court, Northern District of New York on July 9, 1997. The suit alleges that the Company, together with the other named defendants, sold spent solvents to Solvent Savers, Inc., the operator of a solvent distillation business located in Pompey, New York. The suit further alleges that Solvent Savers' operations resulted in soil and groundwater contamination which will require remediation and monitoring. In August 1995, General Electric and Bristol Myers Squibb entered into an Administrative Order of Consent whereby they undertook to prepare a remedial design, assume responsibility for continued maintenance of remedial drinking water systems and reimburse the state for costs incurred in overseeing the performance of the remedial design. In March 1997, the New York State Department of Environmental Conservation approved the proposed remedial design. The Company has advised its insurance carrier of the commencement of this action and the insurance carrier has assumed the defense of this claim, subject to a reservation of rights.

Item 5.     Other Information

Stock Option

      On May 20, 1997, the Stock Option - Executive Compensation Committee of the Board of Directors, pursuant to the Company's 1988 Stock Incentive Plan, awarded a stock option to Roy J. Glosser, President and Chief Operating Officer of the Company. The stock option has an exercise price of $11.25 per share, covers 15,000 shares of Company stock and expires on May 20, 2007.

Purchase of Shares

      The Company has entered into an Agreement in principle to purchase 187,385 shares of Company common stock held by Thomas P. Johnson and certain of his relatives for $12 5/8 per share, or $2,635,735 in the aggregate. This Agreement is contingent upon the Company obtaining approximately $2,315,000 in additional bank financing with terms and conditions acceptable to the Company. Primary approval of such financing has been obtained. The remainder of the purchase price would be funded with cash on hand. Mr.
Johnson has served as a director of the Company since 1973.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10 Material Contracts
            Exhibit 27 Financial Data Schedule dated June 30, 1997.

      (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                    SIGNATURE
                                ----------------




In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          AMERICAN LOCKER GROUP
                                          INCORPORATED
                                             (Registrant)



                                          /s/ Harold J. Ruttenberg
                                          -----------------------------
                                          Harold J. Ruttenberg
                                          Chairman, Chief Executive Officer,
                                          Treasurer and Principal Accounting
                                          Officer

Date August 8, 1997

                                  EXHIBIT INDEX

                                                                 Prior Filing Or
                                                                 Sequential Page
Exhibit No.                                                      No. Herein
-----------                                                      ---------------


10.1 First Amendment dated May 20, 1997 to Agreement dated as of May 21, 1996 between American Locker Group Incorporated and Edward F. Ruttenberg

10.2 Fourth Amendment to Manufacturing Agreement dated as of May 20, 1997 between American Locker Security Systems, Inc. and Signore, Inc.

27.1              Financial Data Schedule

                                  EXHIBIT 10-1
                          FIRST AMENDMENT TO AGREEMENT
                       ----------------------------------


      This First Amendment made as of May 20, 1997, to Agreement dated May 21, 1996 between AMERICAN LOCKER GROUP INCORPORATED (the "Company") and EDWARD F. RUTTENBERG ("Mr.
Ruttenberg")

      WHEREAS, the Company and Mr. Ruttenberg are parties to an Agreement dated May 21, 1996 (the "Agreement"); and

      WHEREAS, the Company and Mr. Ruttenberg wish to make certain amendments to the Agreement.

      NOW, THEREFORE, for good and valuable consideration and intending to be legally bound hereby, the Company and Mr. Ruttenberg agree as follows:

            1. All defined terms used herein shall have the same definitions set forth in the Agreement.

            2. Section 1.5 is hereby amended and restated as follows:

               "Term" shall mean the period from the date hereof through June30, 1998.

            3. Except as expressly provided herein, the Agreement shall remain unamended and in full force and effect.

      WITNESS the due execution hereof.

                        AMERICAN LOCKER GROUP INCORPORATED



                        By   /s/ HAROLD J. RUTTENBERG
                             -----------------------------
                        Title:  Chairman, Chief Executive
                                Officer and Treasurer


                             /s/ Edward F. Ruttenberg
                             -----------------------------
                             Edward F. Ruttenberg

                                  EXHIBIT 10.2
                   FOURTH AMENDMENT TO MANUFACTURING AGREEMENT
             -------------------------------------------------------


      This Fourth Amendment made as of May 20, 1997, to Manufacturing Agreement dated December 29, 1989 between Signore, Inc., a Delaware corporation ("Seller") and American Locker Security Systems, Inc., a Delaware corporation ("Buyer").

      WHEREAS, Seller and Buyer are parties to a Manufacturing Agreement dated December 29, 1989, as amended by the First Amendment to Manufacturing Agreement dated as of May 3, 1995, as further amended by the Second Amendment to Manufacturing Agreement dated as of March 15, 1996, and as further amended by the Third Amendment to Manufacturing Agreement dated as of May 21, 1996 (such Manufacturing Agreement, as so amended, the "Amended Agreement"); and

      WHEREAS, Seller and Buyer wish to make certain amendments to the Amended Agreement.

      NOW, THEREFORE, for good and valuable consideration and intending to be legally bound hereby, Seller and Buyer agree as follows:

      1. All defined terms used herein shall have the definitions set forth in the Amended Agreement.

      2. Buyer and Seller acknowledge that as of December 31, 1996, the Remaining Inventory Value of Locker Inventory (as defined in Section 3(f) of the Amended Agreement) was $1,259,586. In accordance with the provisions of Section 3(f) of the Amended Agreement, Buyer has paid to Seller the sum of $18,984.31, receipt of which is acknowledged by Seller.


      Such $18,984.31 payment is calculated as follows:

      Actual Inventory 12/31/96                      $1,259,586.00
      Remaining Inventory Value 1/1/96                1,240,601.69
                                                       -----------
      Payment Due from Buyer to Seller             $     18,984.31
                                                       ===========


      3. Buyer and Seller agree that Locker Inventory determined on a proforma basis as of December 31, 1996 as if all payments required under Section 2 hereof had been made as of that date was $1,259,586. (i.e. Remaining Locker Inventory as of January 1, 1996 of
            $1,240,601.69  plus  the  $18,984.31  payment  made by  Buyer  under
            Section 2 hereof).

      4. Except as expressly provided herein, the Amended Agreement shall remain unamended and in full force and effect.

      WITNESS the due execution hereof.

                                          SIGNORE, INC.


                                          By  /s/ Alex N. Ditonto
                                              ------------------------
                                          Title:  Chairman and Chief Executive
                                                  Officer


                                          AMERICAN LOCKER SECURITY SYSTEMS, INC.


                                          By  /s/ Harold J. Ruttenberg
                                              -------------------------
                                          Title:  Chairman, Chief Executive
                                                  Officer and Treasurer