Form 10QSB
period 1997-09-30
AMERICAN LOCKER GROUP INC
filed 1997-10-31
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
      OR
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF  THE  EXCHANGE ACT  FOR THE
      TRANSITION PERIOD FROM          TO
                             ---------   --------
Commission file number   0-439
                         ------

                       American Locker Group Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                   16-0338330
-------------------------------           -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                      608 Allen Street, Jamestown, NY 14701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 664-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements. Yes /X/     No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /  No / / Not Applicable / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: October 29, 1997

                     Common Stock $1.00 par value - 601,755

Transitional Small Business Disclosure (check one)   Yes / /     No /X/

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                   September 30,       December 31,
                                                       1997                1996
                                                     ---------           ---------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $939,499          $1,229,222
   Accounts and notes receivable, less
      allowance for doubtful accounts
      (1997 $346,063; 1996 $386,309)                  3,921,302           3,363,277
   Inventories                                        3,736,569           3,339,668
   Prepaid expenses                                      74,044              97,917
   Prepaid federal, state and foreign                         0              28,986
   income taxes
   Deferred income taxes                                619,096             619,096
                                                      ---------          ----------
TOTAL CURRENT ASSETS                                  9,290,510           8,678,166

PROPERTY, PLANT AND EQUIPMENT
   Land                                                     500                 500
   Buildings                                            512,996             505,970
   Machinery and equipment                            7,682,916           7,617,871
                                                      ---------          ----------
                                                      8,196,412           8,124,341
   Less allowances for depreciation and
      amortization                                    7,151,210           6,782,429
                                                      ---------          ----------
                                                      1,045,202           1,341,912
                                                      ---------          ----------
TOTAL NON-CURRENT ASSETS                              1,045,202           1,341,912
                                                      ---------          ----------
TOTAL ASSETS                                        $10,335,712         $10,020,078
                                                    ===========          ==========

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                            September 30,    December 31,
                                                                1997             1996
                                                             ---------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Demand note payable                                           $0           $1,125,000

   Accounts payable and accrued expenses:
      Trade                                               1,390,556              660,202
      Related party                                               0              381,196
                                                          ---------           ----------
                                                          1,390,556            1,041,398

   Commissions, salaries, wages and taxes thereon           202,818              298,671
   Other accrued expenses                                   990,089              447,962
   Current portion of long-term obligations                 663,000              600,000
                                                          ---------           ----------
TOTAL CURRENT LIABILITIES                                 3,246,463            3,513,031

DEFERRED INCOME TAXES                                        44,580               44,580

LONG-TERM OBLIGATIONS
   Long-term debt, less current portion                   2,596,750              700,000
   Deferred pension income                                  271,690              271,690
   Postretirement benefits                                  132,630              132,630
                                                          ---------           ----------
                                                          3,001,071            1,404,320
                                                          ---------           ----------
TOTAL LIABILITIES                                         6,292,113            4,661,931

STOCKHOLDERS' EQUITY
   Common stock, par value $1 per
      share--authorized 4,000,000 shares, issued            601,755             800,024
      601,755 shares in 1997 and 800,024 in 1996
   Other capital                                                  0           1,027,527
   Retained earnings                                      3,562,800           3,645,183
   Foreign currency translation adjustment                 (120,956)           (114,587)
                                                          ---------          ----------
TOTAL STOCKHOLDERS' EQUITY                                4,043,599           5,358,147
                                                          ---------          ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $10,335,712         $10,020,078
                                                         ==========          ==========
 See notes to consolidated financial statements.


STATEMENTS OF CONSOLIDATED OPERATIONS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES



                                                    Three Months Ended September 30,
                                                       1997                1996
                                                       -----               -----


Net sales                                            $6,906,402          $5,955,670
Cost of products sold                                 4,862,030           4,173,990
                                                     ----------          ----------
                                                      2,044,372           1,781,680

Selling, administrative and general                   1,303,113           1,188,059
expenses
                                                     ----------          ----------
                                                        741,259             593,621
Interest and dividend income                             16,856              15,888
Other income (expense)--net                              26,210              54,529
Interest expense                                        (42,367)            (60,093)
                                                     ----------          ----------

INCOME BEFORE INCOME TAXES                              741,958             603,945

Income taxes                                            318,071             239,210
                                                     ----------          ----------

NET INCOME                                             $423,887            $364,735
                                                      =========           =========


Per share of common stock:
   NET INCOME                                             $0.57               $0.45
                                                      =========          ==========

See notes to consolidated financial statements.


STATEMENTS OF CONSOLIDATED OPERATIONS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


                                                    Nine Months Ended September 30,
                                                       1997                1996
                                                       ----                -----

Net sales                                           $19,912,975         $16,863,680
Cost of products sold                                13,916,937          11,712,000
                                                   ------------        ------------
                                                      5,996,038           5,151,680

Selling, administrative and general
expenses                                              3,923,655           3,695,427
                                                   ------------        ------------
                                                      2,072,383           1,456,253

Interest and dividend income                             32,202              34,439
Other income (expenses)--net                            100,607             160,272
Interest expense                                      (103,154)           (165,060)
                                                   ------------        ------------

INCOME BEFORE INCOME TAXES                            2,102,038           1,485,904

Income taxes                                            900,372             592,602
                                                   ------------        ------------

NET INCOME                                           $1,201,666            $893,302
                                                     ==========           =========


Per share of common stock:
NET INCOME                                                $1.52               $1.11
                                                      ==========         ==========

See notes to consolidated financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                                                              Nine Months Ended
                                                                September 30,
                                                              1997          1996
                                                              ----          ----


Cash flows from operating activities:
   Net income                                                $1,201,666     $893,302
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                          446,740      474,486
         Gain on disposition of property, plant and                 490       (8,388)
            equipment
         Change in assets and liabilities:
            Accounts and notes receivable                      (558,025)     250,379
            Income taxes                                                    (832,458)
            Inventories                                        (396,901)    (440,904)
            Prepaid expenses                                     52,859      (57,702)
            Accounts payable and accrued expenses               795,032     (108,050)
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,541,861      170,665

Cash flows from investment activities:
         Purchase of property, plant and equipment             (154,033)    (164,341)
         Proceeds from sale of property, plant and                3,913       13,242
            equipment
                                                              ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                          (150,120)    (151,099)

Cash flows from financing activities:
         (Payments) under long-term debt agreement             (405,250)    (450,000)
         Additional long-term borrowing                       2,365,000    1,000,000
         Net (payments) borrowings under line of credit      (1,125,000)    (200,000)
            agreement
         Treasury stock purchased/retired                    (2,509,845)    (195,298)
                                                              ---------    ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (1,675,095)     154,702
                                                              ---------    ---------

Effect of exchange rate changes on cash                          (6,369)       4,247
                                                              ---------    ---------

   Net increase (decrease) in cash                             (289,723)     178,515
   Cash and cash equivalents at beginning of year             1,229,222    1,080,487
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $939,499   $1,259,002
                                                                =======    =========

Supplemental cash flow information: Cash paid during the
  period for:
      Interest                                                 $103,154     $165,060
                                                               ========    =========
      Income taxes                                             $641,938   $1,393,246
                                                               ========    =========

See notes to consolidated financial statements.

                                       6

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



3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options during the periods: 792,674 for the nine months ended September 30, 1997 and 745,951 for the quarter ended September 30, 1997; 809,366 shares for the nine months ended September 30, 1996 and 804,072 for the quarter ended September 30, 1996.



4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                              September 30,        December 31,
                                                 1997                 1996
                                             ------------           -----------

             Raw materials                       $1,450,408          $  982,888
             Work-in-process                      1,610,253           1,742,320
             Finished goods                       1,687,081           1,625,633
                                                -----------         -----------
                                                $ 4,747,742          $4,350,841

             Less allowance to
             reduce carrying value
             to LIFO basis                        1,011,173           1,011,173
                                                -----------          ----------
                                                 $3,736,569          $3,339,668
                                                  =========           =========

                                       7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES


LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at September 30, 1997 was $6,044,000, up $879,000 over working capital of $5,165,000 at December 31, 1996. The increased working capital resulted primarily from profitable operations during the first nine months of 1997. The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 1997, as compared to a ratio of 2.5 to 1 at December 31, 1996. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

On August 27, 1997, the Company completed the previously announced purchase of 187,385 shares of Company common stock from a foundation controlled by a director of the Company and from certain members of his family. The shares were purchased for $12.625 per share, or $2,365,735 in the aggregate, and the purchase was funded through a $2,315,000 increase in the Company's existing bank term loan.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.


FIRST NINE MONTHS 1997 VS. FIRST NINE MONTHS 1996

Sales for the first nine months of 1997 were $19,913,000, up $3,049,000 or 18.1% compared to sales of $16,864,000 during the same period in 1996. Plastic locker sales for the first nine months were $11,856,000 compared to $9,212,000 during the first nine months of 1996, an increase of 28.7%. Cluster Box Unit (CBU) sales were $8,780,000, compared to approximately $6,400,000 in the first nine months of 1996, an increase of 37.2%.

As previously reported, the CBU is a modernization of the Neighborhood Delivery and Collection Box Unit (NDCBU). The United States Postal Service has purchased NDCBU's for approaching two decades. The Company's objective has been to market its CBU as a viable replacement and successor to the NDCBU. The USPS recently instituted procurement policy that strictly limits purchase of NDCBU's in relation to CBU's. The Company anticipates that execution of this policy will result in higher total CBU volumes.

We have two competitors for CBU's, both with aluminum units. One is currently shipping, and we anticipate the second to begin shipping in the near future. We believe that our CBU's continue to offer the best value (when compared to aluminum CBU's or NDCBU's) based on total life cycle costs and features delivered to the customer.

Pursuant to an amendment to the existing USPS contract, the Company extended a small price reduction to the USPS, effective October 27, 1997 through mid-April, 1998. This amendment also sets the minimum quantity for each model CBU at one. This minimum quantity specification limits the USPS liability and is agreeable to the Company in light of the USPS policy that restricts purchase of NDCBU's in relation to CBU's. In April, 1998, the USPS will have three one-year options available for exercise on the USPS contract.



The Company is free to market the CBU to other postal services around the world. However, the suitability of our current design for application to other postal services is unknown. In early October, the Company exhibited all three model CBU's and the Outdoor Parcel Locker at POST-EXPO '97 in Hamburg, Germany.
Approximately twenty postal services were in attendance and we received significant interest in our products. Although the Company anticipates many obstacles in selling the CBU to other postal services, we intend to vigorously pursue these opportunities.

All other sales, metal and electronic, were $8,057,000 for the first nine months of 1997 compared to $7,652,000 for the first nine months of 1996. This increase of approximately 5% relates to a general price increase and increased demand for our products in the international markets. On September 29, 1997, the Company consolidated its National Service Center (previously located in Elk Grove Village, Illinois) into its lock manufacturing facility in Ellicottville, New York. This consolidation will result in annual savings due to lower facilities costs, improved efficiencies, and reduced inventories.

Consolidated cost of products sold as a percentage of sales was 70% during the first nine months of 1997, the same as 1996.

Selling, general and administrative costs for the first nine months of 1997 increased $228,228 over the same period in 1996. Selling, administrative and general expense as a percent of sales was 19.7%, down from 21.9% during the first nine months of 1996, due to increased sales volume.

Other income-net of $101,000 in the first nine months of 1997 was down $59,000 from the same period in 1996.

Interest expense in the first nine months of 1997 decreased $62,000 from the same period in 1996 as a result of lower outstanding debt.


THIRD QUARTER 1997 VS. THIRD QUARTER 1996

Third quarter sales were $6,906,000, up $950,000 or 16% for the same period in 1996. Plastic sales of $4,382,000 were up 19.4% or $711,000 over 1996's third quarter. Sales of other products, metal and electronic lockers were $2,524,000 during the third quarter of 1997, up 10.5% or $239,000 over 1996's third quarter.

Consolidated cost of products sold as a percentage of sales was 70.4% during the third quarter of 1997, up from 70.1% during the third quarter of 1996.

Selling, administrative and general expenses as a percent of net sales were 19% during the third quarter of 1997, compared to 20% in the third quarter of 1996.

Other income - net of $26,000 in the third quarter of 1997 was down from $55,000 in the third quarter of 1996.

Interest expense in the third quarter of $42,000 declined from $60,000 in the third quarter of 1996.

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





PART II

Item 5. Other Matters

      As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital," the Company has completed the previously announced repurchase of 187,385 shares of Company common stock from a foundation controlled by a director of the Company and certain members of his family.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 10  Material Contracts

          Exhibit 27 Financial Data Schedule dated September 30, 1997.

      (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                S I G N A T U R E
                                -----------------






In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN LOCKER GROUP INCORPORATED
                                                      (Registrant)


                                             /S/ HAROLD J. RUTTENBERG
                                             ------------------------
                                             Harold J. Ruttenberg
                                             Chairman, Chief Executive Officer,
                                             Treasurer and Principal Accounting
                                             Officer



Date       OCTOBER 29, 1997

           ----------------

                                  EXHIBIT INDEX


                                                           PRIOR FILING OR
                                                           SEQUENTIAL PAGE
EXHIBIT NO.                                                NO. HEREIN
-----------                                                ----------



10.1 Amendment dated August 22, 1997 to Corporate Term Loan Agreement dated August 30, 1991 between American Locker Group Incorporated and Manufacturers and Traders Trust Company


10.2 Modification M05 to USPS Contract #072368-96-B-0741 which replaces steel pedestals with aluminum pedestals for American Locker Outdoor Parcel Lockers


10.3 Modification MO6 to USPS Contract #072368-96-B-0741 regarding prices and minimum quantities through April 14, 1998


27                          Financial Data Schedule

                                 EXHIBIT 10.1

                             AMENDMENT AGREEMENT


            This Amendment Agreement is made as of this 22nd day of August 1997, between Manufacturers and Traders Trust Company, a New York banking organization having its chief executive office at One M&T Plaza, Buffalo, New York 14240, (the "Bank") and American Locker Group Incorporated, a Delaware business corporation having its chief executive office at 608 Allen Street, P.O. Box 1000, Jamestown, New York 14702-1000, (the "Borrower").


            WHEREAS, the Bank and the Borrower previously entered into a Corporate Term Loan Agreement dated August 30, 1991, which was amended by (1) an Amendment Agreement dated as of May 1, 1994 and (2) an Amendment Agreement dated March 12, 1996 (as so amended, the "Loan Agreement"); and


            WHEREAS, the Bank and the Borrower now desire to amend certain provisions of the Loan Agreement;


            NOW,  THEREFORE,   effective  as  of  the  date  of  this  Amendment
Agreement, the Bank and the Borrower agree that:


            1. A new clause (ji) to read "(ji) Loan I" is added to Section 1 of the Loan Agreement after clause (j) of such Section 1, and a new clause (jii) to read "(jii) Loan II" is added to such Section 1 after such clause (ji).

            2. Section 2 of the Loan Agreement is renumbered "Section 2A" and is amended in its entirety to read as follows:


            2A.   LOAN I.


                   a. MAKING AND OBTAINING LOAN I. Upon and subject to each term and condition of this Agreement, the Bank shall make Loan I to the Borrower, and the Borrower shall obtain Loan I from the Bank. The principal amount of Loan I shall be $1,000.000.

                   b. TERMINATION OF OBLIGATION. Any obligation of the Bank to make Loan I shall terminate no later than August 30, 1997.

                   c. REPAYMENT. The Borrower shall repay the principal amount of Loan I to the Bank in 60 monthly installments of $16,667 each, with the first of such installments to become due on September 30, 1997 and one of such installments to become due on the last day of each succeeding calendar month through August 31, 2002, when the Borrower shall repay the outstanding principal amount of Loan I to the Bank and pay to the Bank all interest owing pursuant to Loan I and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with Loan I and remaining unpaid.

                   d. OPTIONAL REPAYMENT IN ADVANCE. The Borrower shall have the option of repaying the principal amount of Loan I to the Bank in advance in full or in part at any time and from to time; provided, however, that (i) the Borrower shall pay to the Bank a premium equal to 3% of the principal amount repaid; (ii) the amount of any such repayment in part shall be an integral multiple of $50,000 and (iii) upon making any such repayment in full the Borrower shall pay to the Bank all interest owing pursuant to this Agreement in connection with Loan I and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with Loan I and remaining unpaid. Each such repayment in part shall be applied to the installments of the principal amount of Loan I in the inverse order of such installments becoming due.

                   e. INTEREST. From and including the date Loan I is made to but not including the date the outstanding principal amount of Loan I is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be ____% and (ii) on each day subsequent to the last day described in clause (i) of this sentence be 3% above the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that (A) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (B) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and of the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 2Ac or 2Ad of this Agreement, payments of such interest shall become due on the last day of each calendar month, beginning on September 30, 1997.

                   f. GENERAL PROVISIONS AS TO REPAYMENT AND PAYMENT. Repayment of the principal amount of Loan I, payment of all interest owing pursuant to this Agreement in connection with Loan I and payment of all other amounts owing by the Borrower to the Bank pursuant to this
                        Agreement in connection with Loan I shall be made in lawful money of the United States and in immediately available funds at the banking office of the Bank located at One M&T Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice delivered, given or sent to the Borrower by the Bank. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 P.M. on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of Loan I is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2Ae of this Agreement.

            3. There is added to the Loan Agreement after Section 2A thereof a new Section 2B to read as follows:


                  2B.   LOAN II.

                   a. MAKING AND OBTAINING LOAN II. Upon and subject to each term and condition of this Agreement, the Bank shall make Loan II to the Borrower, and the Borrower shall obtain Loan II from the Bank. The principal amount of Loan II shall be $2,315,000.

                   b. TERMINATION OF OBLIGATION. Any obligation of the Bank to make Loan II shall terminate no later than August 30, 1997.

                   c. REPAYMENT. The Borrower shall repay the principal amount of Loan II to the Bank in 60 monthly installments of $38,583 each, with the first of such installments to become due on September 30, 1997 and one of such installments to become due on the last day of each succeeding calendar month through August 31, 2002, when the Borrower shall repay the outstanding principal amount of Loan II to the Bank and pay to the Bank all interest owing pursuant to this Agreement in connection with Loan II and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with Loan II and remaining unpaid.

                   d. OPTIONAL REPAYMENT IN ADVANCE. The Borrower shall have the option of repaying the principal amount of Loan II to the Bank in advance in full or in part at any time and from time to time; provided, however, that (i) the amount of any such repayment in part shall be an integral multiple of $50,000 and (ii) upon making any such repayment in full the Borrower shall pay to the Bank all interest owing pursuant to this Agreement in connection with Loan II and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with Loan II and remaining unpaid. Each such repayment in part shall be applied to the installments of the principal amount of Loan II in the inverse order of such installments becoming due.

                   e. INTEREST. From and including the date Loan II is made to but not including the date the outstanding principal amount of Loan II is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be 1/4% above the rate in effect such day as the Bank's Prime Rate and (ii) on each day subsequent to the last day described in clause (i) of this sentence be 3% above the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that (A) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (B) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and of the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 2Bc or 2Bd of this Agreement, payments of such interest shall become due on the last day of each calendar month, beginning on September 30, 1997.

                   f. GENERAL PROVISIONS AS TO REPAYMENT AND PAYMENT. Repayment of the principal amount of Loan II, payment of all interest owing pursuant to this Agreement in connection with Loan II and payment of all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with Loan II shall be made in lawful money of the United States and in immediately available funds at the banking office of the Bank located at One M&T Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice delivered, given or sent to the Borrower by the Bank. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 P.M. on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of Loan II is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2Be of this Agreement.

            4. Section 3 of the Loan Agreement is amended in its entirety to read as follows:

                  3. PREREQUISITES TO EITHER LOAN. The obligation of the Bank to make either Loan shall be conditioned upon the following:

                   a. NO DEFAULT. (i) There not having occurred or existed at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made, and there not existing at the time such Loan is to be made, any Event of Default or Potential Event of Default and (ii) the Bank not believing in good faith that any Event of Default or Potential Event of Default has so occurred or existed or so exists;

                   b. REPRESENTATIONS AND WARRANTIES. (i) Each representation and warranty made in this Agreement being true and correct as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and as of the time such Loan is to be made, except to the extent updated in (A) a certificate executed by the Chief Executive Officer or the President or a Vice President of the Borrower and by the chief financial officer of the Borrower and received by the Bank before the time such Loan is to be made or (B) Exhibit A attached to and made a part of this Agreement,
                        (ii) each other representation and warranty made to the Bank by or on behalf of the Borrower or by or on behalf of any Subsidiary or Other Obligor before the time such Loan is to be made being true and correct as of the date thereof, except to the extent updated in (A) a certificate executed by the Chief Executive Officer or the President or a Vice President of the Borrower and by the chief financial officer of the Borrower and received by the Bank before the time such Loan is to be made or
                        (B) Exhibit A attached to and made a part of this Agreement, (iii) each financial statement provided to the Bank by or on behalf of the Borrower or by or on behalf of any Subsidiary or Other Obligor before the time such Loan is to be made being true and correct as of the date thereof and (iv) the Bank not believing in good faith that (A) any such representation or warranty, except as so updated, was or is other than true and correct as of any such time, or as of such date, of determination of the truth and correctness thereof or
                        (B) any such financial statement was other than true and correct as of the date thereof;

                   c.   PROCEEDINGS.   The  Bank  being  satisfied  as  to  each
                        corporate or other proceeding in connection with any transaction contemplated by this Agreement; and

                   d. RECEIPT BY BANK. The receipt by the Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to the Bank:

                         i. If such Loan is Loan I, a Promissory Note I, appropriately completed and duly executed by the Borrower;

                         ii. If such Loan is Loan II, a Promissory Note II, appropriately completed and duly executed by the Borrower;

                        iii. A Ratification of General Guaranty Agreement, appropriately completed and duly executed by American Locker Security Systems, Inc.;

                         iv. A Ratification of General Guaranty Agreement, appropriately completed and duly executed by American Locker Company, Inc.;

                         v. A certificate executed by the Chief Executive Officer or the President or a Vice President of the Borrower and by the chief financial officer of the Borrower and stating that (A) there did not occur or exist at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made, and there does not exist at the time such Loan is to be made, any Event of Default or Potential Event of Default and (B) each representation and warranty made in this Agreement was true and correct as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by the Chief Executive Officer or the President or a Vice President of the Borrower and by the chief financial officer of the Borrower and received by the Bank before the time such Loan is to be made.

                         vi. Evidence that each of the Borrower and all Subsidiaries is at the time such Loan is to be made in good standing under the law of the jurisdiction in which it is incorporated;

                         vii. A copy of the certificate or articles of incorporation or other charter document of each of the Borrower and all Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

                        viii. A copy of the by-laws or other organizational document of each of the Borrower and all Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

                         ix. Evidence of the taking, and of the continuation in full force and effect at the time such Loan is to be made, of each corporate or other action of the Borrower or of any other Person necessary to authorize the obtaining of such Loan by the Borrower, the execution, delivery to the Bank and performance of each Loan document and the imposition or creation of any security interest, mortgage and other lien and encumbrance imposed or created pursuant to any Loan Document;

                         x. Evidence that each requirement contained in any Loan Document with respect to insurance is being met at the time such Loan is to be made;

                         xi. Each additional writing required by any Loan Document or deemed necessary or desirable by the Bank at the sole option of the Bank; and

                         xii. Payment of all costs and expenses payable pursuant to the first sentence of Section 8 of this Agreement at or before the time such Loan is to be made.

            5. Section 4a of the Loan Agreement is amended in its entirety to read as follows:


                   a. USE OF PROCEEDS. The proceeds of both Loans will be used only (i) to refinance existing indebtedness of the Borrower to the Bank in the approximate outstanding principal amount of $950,000 and (ii) to repurchase 187,385 shares of stock of the Borrower from Thomas P. Johnson and his family.

            6. The reference in Section 5d of the Loan Agreement to "240%" is changed to "200%."


            7. The reference in clause (iii) of Section 6e of the Loan Agreement to "$600,000" is changed to "$800,000."

            8. Section 10j of the Loan Agreement is amended in its entirety to read as follows:


                  j.    LOAN.  "Loan"  means  either Loan  I or Loan II.


            9. There is added to the Loan Agreement after Section 10j thereof a new Section 10j(i) to read as follows:


                  j(i). LOAN I.  "Loan I" means a loan  by  the  Bank to  the
                        Borrower in the principal amount shown in Section 2Aa of this Agreement.


            10. There is added to the Loan Agreement after Section 10j(i) thereof a new Section 10j(ii) to read as follows:


                j(ii). LOAN II. "Loan II" means a loan by the Bank to the Borrower in the principal amount shown in Section 2Ba of this Agreement.


            11. The references in the first sentence of Section 4f of the Loan Agreement, the first sentence of Section 7 of the Loan Agreement, the first sentence of Section 9a of the Loan Agreement and the first sentence of Section 9j of the Loan Agreement to "the Loan" are changed to "each Loan."


            12. The reference in the third sentence of Section 4f of the Loan Agreement, the second sentence of Section 8 of the Loan Agreement, clauses (i) and (ix) of Section 10h of the Loan Agreement and the first sentence of Section 11 of the Loan Agreement to "the Loan" are changed to "either Loan."

            13. The Loan Agreement is changed by this Amendment Agreement only to the extent that it is specifically amended by this Amendment Agreement, and, as so amended, the Loan Agreement shall remain in full force and effect. Effective as of the date of this Amendment Agreement, references in the Loan
Agreement to "this Agreement" shall be deemed to be references to the Loan Agreement as amended by this Amendment Agreement.

            IN WITNESS WHEREOF, the Bank and the Borrower have caused this Amendment Agreement to be duly executed on the date shown at the beginning of this Amendment Agreement.


                                    MANUFACTURERS AND TRADERS TRUST COMPANY


                                    By /S/ RICHARD S. BAGOSY
                                       -----------------------------------
                                       Richard S. Bagosy, Assistant Vice
                                       President


                                    AMERICAN LOCKER GROUP INCORPORATED


                                    By /S/ HAROLD J. RUTTENBERG
                                       ----------------------------------
                                       Harold J. Ruttenberg, Chairman,
                                       Chief Executive Officer and Treasurer

STATE OF NEW YORK       )
                        : SS.
COUNTY OF ERIE          )


            On the 21st day of August 1997, before me personally came Richard S. Bagosy, to me known, who, being by me duly sworn, did depose and say that he resides at 178 Crystal Springs Court, East Amherst, New York 14051; that he is an Assistant Vice President of Manufacturers and Traders Trust Company, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                                              MARY LISA GODERT
                                          --------------------------
                                                Notary Public

STATE OF PENNSYLVANIA   )
                        : SS.
COUNTY OF ALLEGHENY     )


            On the 20th day of August 1997, before me personally came Harold J. Ruttenberg, to me known, who, being by me duly sworn, did depose and say that he resides at 300 South Craig Street, Pittsburgh, Pennsylvania 15213; that he is the Chairman, Chief Executive Officer and Treasurer of American Locker Group
Incorporated, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                                               KATHLEEN M. MURRARY
                                           --------------------------
                                                  Notary Public

                                 Exhibit 10.2

              U. S. POSTAL SERVICE: CONTRACT/ORDER MODIFICATION
--------------------------------------------------------------------------------
1.    MODIFICATION NO.:    MO5 TO CONTRACT/ORDER NO.:  072368-96-B-0741
2.    a.   DATE ISSUED:    10/08/97    b.   REQUEST NO.:  98-00333
      c.   FINANCE NO:
--------------------------------------------------------------------------------
3.    CONTRACTOR:                      4. ISSUED BY:
      AMERICAN LOCKER SECURITY            U S POSTAL SERVICE
      P O BOX 489                         DENVER PURCHASING & MATERIALS
                                            SERVICE CENTER
                                          3300 S PARKER RD SUITE 400
      JAMESTOWN NY  14702-0489            AURORA CO  80014-3500

      ATTENTION:    ROY GLOSSER           FOR INFORMATION CALL:
                    (800) 828-9118        Michele Schuemann
                                          (303) 369-1228
                                          ACO CODE:  072368
--------------------------------------------------------------------------------
5. The above numbered contract/order is modified as set forth in Block 5, by modification issued pursuant to authority of Contracting Officer. The contractor is required to sign and return one copy/copies of this modification to the Issuing Office (See Block 4).
--------------------------------------------------------------------------------
6.    DESCRIPTION OF MODIFICATION:

      REFERENCE:    NATIONAL CONTRACTS - CENTRAL DELIVERY EQUIPMENT
      TIN/SSN:      16-1068506         PARENT TIN:      16-0338330

      The following agreement is reached between American Locker the U S Postal Service on October 6, 1997, in reference to the termination of Item 08, OPL Steel Pedestal.

      In lieu of total implementation of the provisions of Clause B-11, Section H.5.b, this agreement has been reached in the best interest of both parties.

              (Continuation of Modification 05 on Attachment 1)

      Except as provided herein, all terms and conditions of the document referenced in Block 1, as heretofore changed, remain unchanged and in full force and effect.
--------------------------------------------------------------------------------
7. ACCOUNTS PAYABLE DATA is unchanged.
--------------------------------------------------------------------------------
8.    SIGNATURES:  CONTRACTOR

/S/ ROY J. GLOSSER     10/9/97       /S/ ROY C. SANDUSKY   10/9/97
------------------     -------       -------------------   -------
Signature               Date         Signature             Date

ROY J. GLOSSER         PRESIDENT     ROY C. SANDUSKY
-------------------    ---------     -----------------------------
Name of Person         Title         Name of Contracting Officer

                                 ATTACHMENT 1

              Contract No. 072368-96-B-0741, Modification No. 05


The following is incorporated into this contract, by mutual agreement:

1. Total buyout of a 45-day inventory of OPL Steel Pedestals, Item 08, is determined to be a total of 2,300 pedestals.

2. The remaining inventory, of raw materials, estimated at 700 formed tubes, 700 front outriggers, and 700 back outriggers will be the responsibility of American Locker to liquidate.

3. The OPL steel pedestal inventory will be sold until depletion of the agreed to number of 2,300. American Locker will notify Denver PMSC at the time the changeover occurs from steel pedestals to aluminum.

The above agreement relieves both parties, in whole, of any future claims arising from the termination of Item 08 of the contract. All possible claims for liquidated damages and raw materials are hereby waived by both parties by virtue of this agreement.

                                  Exhibit 10.3

              U. S. POSTAL SERVICE: CONTRACT/ORDER MODIFICATION
--------------------------------------------------------------------------------
1.    MODIFICATION NO.:    MO6 TO CONTRACT/ORDER NO.:  072368-96-B-0741
2.    a.   DATE ISSUED:    10/23/97    b.   REQUEST NO.:  98-00523
      c.   FINANCE NO:
--------------------------------------------------------------------------------
3.    CONTRACTOR:                      4. ISSUED BY:
      AMERICAN LOCKER SECURITY            U S POSTAL SERVICE
      P O BOX 489                         DENVER PURCHASING & MATERIALS
                                            SERVICE CENTER
                                          3300 S PARKER RD SUITE 400
      JAMESTOWN NY  14702-0489            AURORA CO  80014-3500

      ATTENTION:    ROY GLOSSER           FOR INFORMATION CALL:
                    (800) 828-9118        Michele Schuemann
                                          (303) 369-1228
                                          ACO CODE:  072368
--------------------------------------------------------------------------------
5. The above numbered contract/order is modified as set forth in Block 6, by supplemental agreement entered into pursuant to authority of Contracting Officer. The contractor is required to sign and return one copy/copies of this modification to the Issuing Office (See Block 4).
--------------------------------------------------------------------------------
6.    DESCRIPTION OF MODIFICATION:

      REFERENCE:    NATIONAL CONTRACTS - CENTRAL DELIVERY EQUIPMENT
      TIN:          16-1068506         PARENT TIN:      16-0338330

      THE  FOLLOWING  PRICES ARE  EFFECTIVE  OCTOBER 27, 1997 THROUGH  APRIL 14,
      1998:

      CBU TYPE I        - FROM:  $912.00  TO:   $889.00
      CBU TYPE II       - FROM:  $975.00  TO:   $975.00 (NO CHANGE)
      CBU TYPE III      - FROM:  $962.00  TO:   $942.00
      OPL               - FROM:  $239.00  TO:   $248.00
      OPL PEDESTAL      - FROM:  $  75.00 TO:   $  75.00 (NO CHANGE)


              (CONTINUATION OF MODIFICATION 06 ON ATTACHMENT 1)

      Except as provided herein, all terms and conditions of the document referenced in Block 1, as heretofore changed, remain unchanged and in full force and effect.
--------------------------------------------------------------------------------
7. ACCOUNTS PAYABLE DATA is unchanged.
--------------------------------------------------------------------------------
8.    SIGNATURES:  CONTRACTOR

/S/ ROY J. GLOSSER      10/24/97          /S/ MICHELE P. SCHUEMANN     10/24/97
---------------------   ----------        ------------------------     --------
    Signature             Date                  Signature               Date

ROY J. GLOSSER          PRESIDENT         MICHELE P. SCHUEMANN
--------------------    -------------     ----------------------
Name of Person          Title             Name of Contracting Officer

                                  ATTACHMENT 1
                                072368-96-B-0741

ADD ITEM 09, ALUMINUM OPL PEDESTAL, TO THIS CONTRACT AT A PRICE OF $75.00 PER UNIT.

MINIMUM QUANTITIES FOR ITEMS 01, 02, 03, 07, AND 09 ARE SET AT 1 (ONE) FOR THE NEXT 6-MONTH PERIOD ENDING APRIL 14, 1998.