Form 10KSB
period 1997-12-31
AMERICAN LOCKER GROUP INC
filed 1998-03-17
CIK 8855

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 1997

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No/ /.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.  $29,295,533.

      Issuers aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 13, 1998: $17,110,899.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 604,695 shares common stock ($1.00 par value) as of March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 19, 1998, are incorporated by reference into Part III.

      Transitional Small Business Disclosure Form (check one): / / Yes   /X/  No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

American Locker Group Incorporated (the "Company") is engaged primarily in the sale and rental of coin, key and electronically controlled checking lockers and related locks and the sale of plastic centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic centralized mail and parcel distribution lockers are sold to the United States Postal Service ("USPS") for use in centralized mail and parcel delivery in new housing and industrial developments.

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

The Company has developed a polycarbonate all-weather parcel locker for the United States Postal Service, and has shipped over 144,000 of the units from March 1989 through March 10, 1998. Cluster Box Units, i.e. (combination letter box - CBU), are plastic parcel and letter units for the United States Postal Service which has been approved and field tested. In November 1994, the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. Type One and Type Two CBU's are approved and included in the current contract. As of March 10, 1998, Cluster Box Units with aggregate invoice prices in excess of $39,000,000 have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by The Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the United States Postal Service.


The checking lockers are fabricated by Signore Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries.

Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI. The Company has developed a coin operated baggage cart system and is operating the system at one major Canadian airport, and has sold several cart systems for use in American airports.

Additional   information  with  respect  to  business  segment  data,  including significant customers, is disclosed in Note 10 of the financial statements included in Item 7 of this Form 10-KSB.

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

The Company's metal lockers are manufactured by Signore Inc. pursuant to the Manufacturing Agreement, except for the locks which are manufactured by ALSSI.

PATENTS

The Company owns a number of patents, none of which it considers material to the conduct of its business.

EMPLOYEES

The Company actively employed 120 individuals as of December 31, 1997, in its businesses of whom 41 are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

RESEARCH AND DEVELOPMENT

The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $48,735, $44,634, and $148,527 in 1997, 1996 and 1995, respectively, for such activity in its continuing businesses, which does not include new product development costs.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

Based on the information available to it, except as noted below, the Company believes that it is in compliance with present federal, state and local environmental laws and regulations.

In 1994, the Company received correspondence from the owner of certain real property which was sold by the Company in 1978 and which was allegedly contaminated at the time of sale. The correspondence sought, among other things, contributions for past and future remediation costs. The Company has denied liability with respect to this matter. No developments occurred with respect to this matter in 1997.

In July 1994, the Company was notified by the Department of Law of the State of New York that the State of New York believes that the Company, Bristol-Myers Squibb Company, Inc., General Electric, Inc., Pass & Seymour, Inc. and R. E. Dietz are liable for past and future investigation and remediation costs related to the site in Pompey, New York, previously operated by Solvent Savers, Inc. as a spent solvent recovery facility. In 1997, the Company and the State of New York entered into an agreement whereby the State released the Company from any and all claims for any and all civil liability relating to the site. In return, the Company contributed $90,000 to reimburse the state for a percentage of its response costs related to the site. The Company's insurance carrier at the time of the alleged incident agreed to pay $25,000 of the settlement sum and also bore the legal costs of the Company's defense.

GENERAL

Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

During 1997, 1996 and 1995, one customer, the United States Postal Service, accounted for 69.2%, 61.8% and 61.2% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                  YEAR FIRST
                                                                  ASSUMED
    NAME                    AGE   OFFICE HELD WITH COMPANY        POSITION
------------------------------------------------------------------------------

Harold J. Ruttenberg        83    Chairman of the Board,          1973
                                  Chief Executive Officer,
                                  and Treasurer

Roy J. Glosser              37    President and Chief             1996
                                  Operating Officer


Mr. H. J. Ruttenberg has been employed in his positions for more than five years, and Mr. Glosser assumed his position in May 1996. Prior to that date, Mr. Glosser served as Vice President - Operations of the Company since 1995 and has been employed by the Company since 1992 in operations and product development.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows (* indicates leased facility):

                                                     APPROXIMATE
                                                     FLOOR SPACE
LOCATION           SUBSIDIARY                        IN SQ. FT.    PRODUCTS
--------           ---------                         -----------   --------

Jamestown, NY      Principal Executive Office        37,000 *      Office space/
                   American Locker Company, Inc.                   Assembly and
                   and American Locker Security                    Warehouse
                   Systems, Inc.

Jamestown, NY      American Locker Security          21,300 *      Assembly and
                   Systems, Inc.                                   Warehouse

Pittsburgh, PA     Executive Office                   1,000 *      Office space

Ellicottville, NY  American Locker Security          12,800        Lock manufac-
                   Systems, Inc. - Lock Shop                       turing
                                                                   service and
                                                                   repair

Toronto,           Canadian Locker Company, Ltd.      4,000 *      Coin-
  Ontario                                                          operated
                                                                   lockers and
                                                                   locks

Toronto,
  Ontario          Canadian Locker Company, Ltd.      3,000 *      Warehouse
                                                     ------
                                   TOTAL             79,100
                                                     ======


The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 1998 through 2001.

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

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1997.

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

                               PER COMMON SHARE
                                 MARKET PRICE

                                                            DIVIDEND
   1996                   HIGH             LOW              DECLARED
   ----                   ----             ----             --------

First Quarter             $13.50          $ 9.75             $0.00
Second Quarter             13.75           12.00              0.00
Third Quarter              15.75           10.75              0.00
Fourth Quarter             15.75           13.00              0.00
                                                            ------
Total                                                        $0.00

                                                            DIVIDEND
   1997                  HIGH             LOW               DECLARED
   ----                  ----             ----              --------

First Quarter            $14              $13               $0.00
Second Quarter            14.25            11.25             0.00

Third Quarter             24               12                0.00
Fourth Quarter            28               18.25             0.00
                                                            -----
Total                                                       $0.00


As of March 13, 1998, the Company had 1,444 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 3 to the financial statements included in Item 7 of this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

In 1997, consolidated sales of $29,295,533 increased 30% over 1996 sales of $22,517,589. Income before income taxes rose 90% to $3,454,508 compared to $1,819,184 in 1996. Sales of the Company's plastic lockers to the United States Postal Service (USPS) increased 51% from $12,658,767 in 1996 to $19,112,209 in 1997. Revenues from the Company's other, non-plastic locker products increased 3% from $9,858,822 in 1996 to $10,183,324 in 1997.

Consolidated cost of sales as percentage of sales decreased slightly to 70.0% in 1997 from 70.1% in 1996. Gross margin gains due to higher volume efficiencies on Cluster Box Units (CBU's) were mostly offset by price concessions to the USPS.

The Company's present contract with the USPS covers all three types of CBU's and the Outdoor Parcel Locker (OPL). The contract was awarded March 27, 1996 for a period of one year expiring April 14, 1997. On April 16, 1997 the USPS exercised the first of four one-year options to extend the contract to April 14, 1998. During 1997, the Company delivered approximately 16,000 CBU's (all three types combined) and approximately 16,000 OPL's. We anticipate that OPL shipments will decline as the USPS buys more CBU's, all of which have parcel compartments built in. As previously announced, the USPS instituted procurement policy that strictly limits purchase of NDCBU's (the steel predecessor to plastic or aluminum CBU's) in relation to the new CBU's. Fourth quarter 1997 CBU shipments increased dramatically due to execution of this policy and the Company's ability to maintain its dominant market share position.

The USPS has advised the Company that it will exercise the second of four option years extending the contract to mid-April 1999. Prices and quantities under the contract renewal have not yet been finalized and are still subject to negotiation. In February 1998, both aluminum CBU competitors substantially lowered their prices to slightly below our current prices. The Company has advised the USPS in previous negotiating meetings that the Company's policy is to lower our selling prices based on cost reductions that we intend to share with the USPS. While the effect of this price reduction on the Company's market share is undetermined at present, the Company believes its CBU product line continues to represent the best value when all factors, including price, quality of design and construction, long term durability and service are considered.

Selling, administrative and general expenses of $5,119,905 during 1997 increased 2.6% from the $4,989,497 in 1996. The increase in selling, administrative and general expenses relates to increased freight and selling expenses associated with the increased shipment volume.

Interest income increased to $51,270 in 1997 compared to $43,270 in 1996 due to improvements in daily cash management procedures and higher balances available for overnight investment. Total other expense was $56,762 in 1997 as compared to other income of $248,605 in 1996.

Interest expense decreased to $181,678 in 1997 from $208,827 recorded in 1996.

RESULTS OF OPERATIONS 1996 TO 1995

In 1996, consolidated sales of $22,517,589 decreased approximately 5% as compared to 1995 sales of $23,677,940 and the Company's net income decreased by 36%. Sales of the Company's plastic lockers decreased from $13,362,573 in 1995 to $12,658,767 in 1996. Revenues from the Company's other, non-plastic locker products decreased 4.4% from $10,315,367 in 1995 to $9,858,822 in 1996.

Consolidated cost of sales as percentage of sales increased to 70.1% compared to 68.4% in 1995, providing a 1.7% decrease in gross margin. The decrease relates to the lower volumes and increased depreciation expense resulting from the Type One and Type Two CBU tooling.

As stated earlier, the Company's present contract with the USPS was awarded March 27, 1996 and covers OPL's and all three types of CBU's. Under the terms of this contract, the Company delivered approximately 6,800 CBU's and 12,400 OPL's through December 31, 1996.

Selling, administrative and general expenses of $4,989,497 during 1996 increased 2.6% from the $4,861,477 in 1995. The increase in selling, administrative and general expenses is the result of increased bad debt expense, group health insurance and was partially offset by lower compensation expense.

Interest income in 1996 decreased from 1995 due to a decrease on the balance of note receivable during 1996.

Other income of $248,605 in 1996 increased from the $244,769 recorded in 1995.

Interest expense increased 25.6% in 1996 from the $166,289 recorded in 1995 due to increases in the average borrowings outstanding during the year, resulting from the $1,000,000 borrowing in March 1996 of long-term debt, and the average borrowing rate experienced during 1996.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 2.90 to 1 and 2.47 to 1 at the end of 1997 and 1996, respectively. Working capital, or the excess of current assets over current liabilities, was $6,558,095 at December 1997 and $5,165,135 at December 31, 1996. The increase in working capital resulted primarily from the increased business activity with the USPS in 1996 and 1997. In 1997, the Company's operations generated $1,461,266 in cash from operating activities. Principally, operating cash was utilized to fund the increase in inventory $296,860, to pay income taxes, to meet scheduled debt payments, to purchase equipment and to repurchase stock. The Company also has a $3,000,000 line-of-credit available to assist in satisfying future operating cash needs, if required. However, the Company anticipates that it will generate positive cash flow from operations in 1998.

In 1997, from January through August, the Company continued to make principal payments on the term loan at the rate of $50,000 per month. In August 1997, the outstanding balance on this loan was paid in full using the proceeds of a new term loan in original principle amount of $1,000.000, payable at $16,667 per month plus interest. Additionally, a second term loan for $2,315,000 payable at $38,583 per month plus interest, was instituted in August 1997. Proceeds from this loan were used for the repurchase of a large block of Company stock. At December 31, 1997 the outstanding balances on these loans were $933,333 and $2,160,667, respectively. Also at December 31, 1997, the Company has an outstanding balance of $850,000 under a $3,000,000 line-of-credit with its principal bank. This $850,000 borrowing was a yearend overnight borrowing to allow for a cash balance in excess of $1,000,000. The $850,000 was repaid on the first day of business in January 1998.

The Company's  policy is to maintain  modern  equipment  and adequate  capacity.
During  1997,  1996 and  1995,  the  Company  expended  $520,000,  $234,000  and
$1,232,600, respectively, for capital additions. Capital expenditures in 1997 and 1996 were financed principally from operations. In addition, 1998 capital expenditures are also expected to be financed from operations.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net income or shareholders' equity. Statement 130 requires the foreign currency translation adjustment, which currently is reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted Statement 130 for the year ended December 31, 1997, the total of other comprehensive income items, reported as a component of shareholders' equity, and comprehensive income (which includes net income) would be $(34,493) and $2,077,982, respectively, and would be displayed separately.

In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively during 1998. Management does not expect that the adoption of this statement will result in the Company reporting additional segments.

ADDRESSING THE YEAR 2000 ISSUE

The Year 2000 issue relates to the fact that many computers and computer programs support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999.

The Company is aware of the issues and is actively pursuing a course of action to address them. The Company's basic strategy is to replace its existing computer system with one that is Year 2000 compatible. The vast majority of hardware (personal computers and local area network devices) has already been purchased and installed. The Company plans to select and install the new operating system (software) prior to the end of 1998.

The Company is not able to project, at this time, the ultimate cost of its Year 2000 project. However, the Company does not expect that the expense to address the Year 2000 issue will have a material effect on 1998 operations.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        Report of Independent Auditors


Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/Ernst & Young, LLP

Buffalo, New York
February 18, 1998


             American Locker Group Incorporated and Subsidiaries

                         Consolidated Balance Sheets


                                                            DECEMBER 31
                                                         1997         1996
                                                   -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  1,154,045    $  1,229,222
  Accounts and notes receivable, less allowance
   for doubtful accounts of $438,784 in 1997 and       4,519,710       3,363,277
   $386,309 in 1996
  Inventories                                          3,636,528       3,339,668
  Prepaid expenses                                        89,656          97,917
  Prepaid federal, state and foreign income taxes         32,515          28,986
 Deferred income taxes                                   576,861         619,096
                                                         -------         -------
Total current assets                                  10,009,315       8,678,166

Property, plant and equipment:
  Land                                                       500             500
  Buildings                                              511,649         505,970
  Machinery and equipment                              8,004,338       7,617,871
                                                       ---------       ---------
                                                       8,516,487       8,124,341
  Less allowances for depreciation and
    amortization                                      (7,267,199)      6,782,429
                                                      ----------       ---------
                                                       1,249,288       1,341,912
-
Deferred income taxes                                      5,122            --
                                                           -----       ---------
Total assets                                         $11,263,725     $10,020,078
                                                     ===========     ===========





             American Locker Group Incorporated and Subsidiaries

                         Consolidated Balance Sheets


                                                          DECEMBER 31
                                                      1997          1996
                                                  -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Demand note payable                             $    850,000     $  1,125,000
   Accounts payable:
   Trade                                               737,467          660,202
   Related party                                       434,565          381,196
                                                       -------          -------
                                                     1,172,032        1,041,398
  Commissions, salaries, wages and taxes
    thereon                                            330,956          298,671
  Other accrued expenses                               435,232          447,962
  Current portion of long-term debt                    663,000          600,000
                                                       -------          -------
 Total current liabilities                            3,451,220       3,513,031

Deferred income taxes                                     --             44,580

Long-term obligations:
  Long-term debt                                     2,431,000          700,000
  Pension benefits                                     322,521          271,690
  Postretirement benefits                              139,839          132,630
                                                       -------          -------
                                                     2,893,360        1,104,320

Stockholders' equity:
  Common stock, $1 par value:
   Authorized shares -- 4,000,000
   Issued and outstanding shares --
     601,445 in 1997
     and 800,024 in 1996                               601,445          800,024
  Other capital                                           --          1,027,527
  Retained earnings                                  4,466,780        3,645,183
  Foreign currency translation
    adjustment                                        (149,080)        (114,587)
                                                      --------         --------
Total stockholders' equity                           4,919,145        5,358,147
                                                     ---------        ---------
Total liabilities and stockholders' equity        $ 11,263,725     $ 10,020,078
                                                  ============     ============



See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Income


                                      YEAR ENDED DECEMBER 31
                                   1997         1996         1995
                          --------------------------------------------
Net sales                 $ 29,295,533    $ 22,517,589    $ 23,677,940
Cost of products sold       20,533,950      15,791,956      16,207,181
                            ----------      ----------      ----------
                             8,761,583       6,725,633       7,470,759
Selling, administrative
  and general expenses       5,119,905       4,989,497       4,861,477
                             ---------       ---------       ---------

                             3,641,678       1,736,136       2,609,282

Interest income                 51,270          43,270          59,716
Other (expense)
   income - net                (56,762)        248,605         244,769
Interest expense              (181,678)       (208,827)       (166,289)
                              --------        --------        --------
Income before income
   taxes                     3,454,508       1,819,184       2,747,478
Income taxes                 1,342,033         674,352         956,909
                             ---------         -------         -------
Net income                 $ 2,112,475     $ 1,144,832     $ 1,790,569
                           ===========     ===========     ===========






Earnings per share of
 common stock:
  Basic                         $2.90           $1.41           $2.12
                                -----           -----           -----

  Diluted                       $2.82           $1.39           $2.08
                                -----           -----           -----

Dividends per share
of common stock:                $0.00           $0.00           $0.00
                                =====           =====           =====


See accompanying notes.



             American Locker Group Incorporated and Subsidiaries

               Consolidated Statements of Stockholders' Equity


                                                                           FOREIGN
                                                                           CURRENCY         TOTAL
                              COMMON          OTHER         RETAINED       TRANSLATION      STOCKHOLDERS'
                              STOCK           CAPITAL       EARNINGS       ADJUSTMENT       EQUITY
                            ---------------------------------------------------------------------------

Balance at January 1, 1995     $   858,876    $ 1,571,970    $   709,782    $  (134,977)   $ 3,005,651
  Net income                          --             --        1,790,569           --        1,790,569
  Foreign currency                    --             --             --           21,262         21,262
    translation
  Common stock purchased
    and retired (40,251            (40,251)      (313,165)          --             --         (353,416)
    shares)                    -----------    -----------    -----------    -----------    -----------

Balance at December
 31, 1995                          818,625      1,258,805      2,500,351       (113,715)     4,464,066
  Net income                          --             --        1,144,832           --        1,144,832
  Foreign currency                    --             --             --             (872)          (872)
   translation
  Common stock purchased
     and retired (18,601
     shares)                       (18,601)      (231,278)          --             --         (249,879)
                                   -------       --------        --------        --------     --------

Balance at December 31, 1996       800,024      1,027,527      3,645,183       (114,587)     5,358,147
  Net income                          --             --        2,112,475           --        2,112,475
  Foreign currency                    --             --             --          (34,493)       (34,493)
   translation
  Common stock purchased
   and retired (198,579
   shares)                        (198,579)    (1,027,527)    (1,290,878)          --       (2,516,984)
                                  --------     ----------     ----------        ---------   ----------


Balance at December 31, 1997     $ 601,445      $   --       $4,466,780       $ (149,080)  $ 4,919,145
                                   =======      ========     ============     ============ ===========




See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                   YEAR ENDED DECEMBER 31

                                          1997               1996              1995
                                       --------------------------------------------------

OPERATING ACTIVITIES
Net income                              $ 2,112,475    $ 1,144,832          $ 1,790,569
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization            600,632        622,392              404,006
   Loss (gain) on disposition of
     property, plant and equipment              490        (20,224)             (27,346)
   Deferred income taxes (credits)           (7,467)      (124,245)              46,000
   Retirement benefits                       50,831         39,106               58,042
   Postretirement benefits                    7,209          7,000                9,120
   Change in assets and liabilities:
     Accounts and notes receivable       (1,164,644)       461,028              384,683
     Inventories                           (296,860)      (564,015)            (670,019)
     Prepaid expenses                         7,603         46,090               43,541
     Accounts payable and accrued
       expenses                             154,526       (280,424)            (138,984)
     Income taxes                            (3,529)      (859,005)             811,101
                                             ------       --------              -------
Net cash provided by operating
   activities                             1,461,266        472,535            2,710,713

INVESTING ACTIVITIES
Purchase of property, plant
  and equipment                            (520,358)      (234,621)           (1,232,604)
Proceeds from sale of property,
  plant and equipment                         3,702         43,104               32,675
                                              -----         ------               ------


Net cash used in investing activities      (516,656)      (191,517)          (1,199,929)

FINANCING ACTIVITIES
Net (repayment) borrowings under
line of credit                             (275,000)      (275,000)             200,000

Additional borrowings                     3,315,000      1,000,000                 --
Debt repayments                          (1,521,000)      (600,000)            (600,000)
Common stock purchased and retired       (2,516,984)      (249,879)            (353,416)
                                         ----------       --------             --------

Net cash used in financing activities      (997,984)      (124,879)            (753,416)
Effect of exchange rate
 changes on cash                            (21,803)        (7,404)               7,434
                                            -------         ------                -----
Net (decrease) increase in cash             (75,177)       148,735              764,802
Cash and cash equivalents at
    beginning of year                     1,229,222      1,080,487              315,685
                                          ---------      ---------              -------
Cash and cash equivalents at
   end of year                          $ 1,154,045    $ 1,229,222          $ 1,080,487
                                        ===========    ===========          ===========
Supplemental cash flow information:
   Cash paid during the year for:
     Interest                           $   172,953    $   208,827          $   160,607
                                        ===========    ===========          ===========

   Income taxes paid                    $ 1,345,562    $ 1,650,823          $    59,684
                                        ===========    ===========          ===========



See accompanying notes.


             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997

 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BUSINESS DESCRIPTION

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in one business: coin and key or electronically controlled metal and plastic centralized mail and parcel distribution lockers and locks. The Company sells to customers throughout North America as well as internationally.

CASH AND CASH EQUIVALENTS

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date.

             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS 128 did not impact previously reported earnings per share.

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

STOCK-BASED COMPENSATION

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation  plan in  accordance  with the  intrinsic  value  based  method  of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

2. INVENTORIES

Inventories consist of the following:

                                                           DECEMBER 31
                                                        1997         1996
                                                  ---------------------------
Finished products                                  $ 1,041,732   $   982,888
Work-in-process                                      1,559,037     1,742,320
Raw materials                                        1,869,576     1,625,633
                                                     ---------     ---------
                                                     4,470,345     4,350,841
Less allowance to reduce to LIFO basis                (833,817)   (1,011,173)
                                                      --------    ----------

Net inventories                                    $ 3,636,528    $3,339,668
                                                   ===========    ==========


In 1996, inventory quantities were reduced resulting in liquidations in LIFO inventory quantities carried at lower costs in prior years. The effect of this liquidation was to decrease cost of products sold and increase net income by approximately $69,000 and $43,700 ($.05 per share). No such LIFO liquidation occurred in 1997.

3. DEBT

Long-term debt consists of the following:


                                            DECEMBER 31
                                         1997          1996
                                     ---------------------------
Note    payable    to    bank,
unsecured,   payable   through
August  31,  2002,  payable at
$38,583    per   month    plus
interest  at prime  plus  .25%
(8.75% at December 31, 1997)           $2,160,667    $   --

Note    payable    to    bank,
unsecured,   payable   through
August  31,  2002,  payable at
$16,667    per   month    plus
interest  at prime  plus  .15%
(8.65% at December 31, 1997)              933,333        --

Note    payable    to    bank,
unsecured, payable $50,000 per
month plus  interest  at prime
plus .25%                                   --        1,300,000
                                       ---------      ---------
Total long-term debt                   3,094,000      1,300,000
Less current portion                     663,000        600,000
                                         -------        -------
Long-term portion                     $2,431,000     $  700,000
                                      ==========     ==========


The credit agreement underlying the notes payable to bank requires the maintenance of certain levels of net worth and working capital and requires the maintenance of a certain current ratio and ratio of liabilities to net worth. In addition, the credit agreement has restrictions on the payment of dividends. The Company was in compliance with these covenants at yearend.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

3. DEBT (CONTINUED)

Required principal payments on long-term obligations in each of the years through final maturity are as follows:

                            1998             $    663,000
                            1999                  663,000
                            2000                  663,000
                            2001                  663,000
                            2002                  442,000

At December 31, 1997, the Company had outstanding $850,000 under a $3,000,000 unsecured line of credit agreement with a bank. Such borrowings are repayable on demand with interest at the prime rate. The weighted average interest rate on outstanding short-term borrowings amounted to 8.5%, 8.3%, and 8.8% in 1997, 1996 and 1995, respectively.


4. OPERATING LEASES

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 1996:

                            1998              $   262,652
                            1999                  184,398
                            2000                  187,621
                            2001                  188,935
                                                  -------

                                              $   823,606
                                              ===========


Rent expense  amounted to  $360,352,  $351,222,  and $410,763 in 1997,  1996 and
1995, respectively.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

5. INCOME TAXES

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

                                                          1997        1996
                                                       ------------------------
Deferred tax liabilities:
  Property, plant and equipment                       $  161,203  $  178,461
  Prepaid expenses                                        28,899      17,209
                                                          ------      ------
Total deferred tax liabilities                           190,102     195,670

Deferred tax assets:
  Postretirement benefits                                 62,336      60,252
  Pension costs                                          129,009     108,676
  Allowance for doubtful accounts                        173,278     152,190
  Accrued expenses                                        71,094      52,658
  Other employee benefits                                 47,205      39,951
  Inventory costs                                        274,303     341,599
  Other                                                   14,860      14,860
                                                          ------      ------
 Total deferred tax assets                               772,085     770,186
                                                         -------     -------
Net deferred tax assets                               $  581,983  $  574,516
                                                      ==========  ==========

Current deferred tax asset                            $  576,861  $  619,096
Long-term deferred tax asset (liability)                   5,122     (44,580)
                                                           -----     -------
                                                      $  581,983  $  574,516
                                                      ==========  ==========

For financial reporting purposes, income before income taxes includes the following components:

                                         1997           1996          1995
                                     -------------------------------------------
United States                         $ 3,475,062  $  1,802,858   $  2,714,028
Foreign (loss) income                     (20,554)      16,326          33,450
                                          -------       ------          ------
                                      $ 3,454,508  $  1,819,184   $  2,747,478
                                      ===========  ============   ============



             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

5. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                         1997         1996             1995
                                ------------------------------------------------
Current:
  Federal                       $ 1,162,327       $   670,960       $   834,400
  State                             199,227           118,437           117,900
  Foreign                           (12,054)            9,200            33,700
  Prior year taxes                     --                --             (75,091)
                                  ---------           -------           -------
Total current                     1,349,500           798,597           910,909

Deferred:
  Federal                            (6,347)         (105,608)           55,900
  State                              (1,120)          (18,637)           (9,900)
                                     ------           -------            ------
                                     (7,467)         (124,245)           46,000
                                     ------          --------            ------
                                $ 1,342,033       $   674,352       $   956,909
                                ===========       ===========       ===========



The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:


                                              1997        1996        1995
                                           ------------------------------------

Statutory income tax rate                       34%         34%         34%
State and foreign income taxes                   3           4           1
Other permanent differences                      2          (1)          -
                                                --          --          --
                                                39%         37%         35%
                                                --          --          --



6. PENSION PLAN

The Company and its subsidiaries have a defined benefit pension plan covering substantially all employees. Benefits for the salaried employees are based on specified percentages of the employees annual compensation. The benefits for hourly employees are based on stated amounts for each year of service. The plan's assets are invested in fixed interest rate group annuity contracts with an insurance company. Due to the funding status of the plans, the Company has not had to fund the plan since 1981.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

6. PENSION PLAN (CONTINUED)

The summary of the components of net periodic pension expense follows:

                                              1997        1996        1995
                                           ------------------------------------
Service cost-benefits earned during the
 period                                   $  155,750  $  161,276  $  193,514
Interest cost on projected benefit
 obligation                                  129,881     120,169     113,188
Return on plan assets                       (131,333)   (127,945)   (155,711)
Net amortization and deferral               (103,467)   (114,394)    (92,949)
                                            --------    --------     -------
Net pension expense                       $   50,831    $ 39,106    $ 58,042
                                          ==========    ========    ========



The following table sets forth the funded status and amounts recognized in the statements of consolidated financial position at December 1997 and 1996.


                                                          1997        1996
                                                       ------------------------
Actuarial present value of benefit
 obligations:
  Vested benefit obligation                          $ 1,840,739    $ 1,544,146
  Non-vested benefit obligation                           31,139         28,541
                                                     -----------    -----------
Accumulated benefit obligation                       $ 1,871,878    $ 1,572,687
                                                     ===========    ===========


Projected benefit obligation for service
  rendered to date                                   $ 2,089,481    $ 1,764,414
Plan assets at fair value                              1,911,849      1,876,393
                                                     -----------    -----------

Excess of projected benefit obligations over plan       (177,632)       111,979
  assets
Unrecognized net loss                                    381,049        250,095
Unrecognized prior service cost                            3,118          1,330
Unrecognized net transition asset                       (529,056)      (635,094)
                                                     -----------    -----------

Net liability recognized in the statement of
  consolidated financial position                    $  (322,521)   $  (271,690)
                                                     ===========    ===========


The average discount rate used in determining the actuarial value of the projected benefit obligations was 7% in 1997 and 7.25% in 1996. The rates of future years' compensation levels was 5% in 1997 and 5.25% in 1996. The expected long-term rate of return on plan assets was 7.25% in 1997 and 1996.

Effective  January 1, 1998,  the Company  implemented a  Supplemental  Executive
Retirement Plan Based upon actuarial calculations, the projected benefit obligation of the plan is approximately $200,000 and the annual expense will be approximately $64,000.

             AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

7. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the Company's defined benefit plan, the Company provides a life insurance benefit to substantially all employees upon retirement. Retirees eligible to participate in this plan have their life insurance premiums paid on their behalf by the Company. The insurance premiums related to this plan are paid annually. The following table presents the plan's status reconciled with amounts recognized in the Company's statement of financial position:






                                                             DECEMBER 31
                                                          1997        1996
                                                       ------------------------

Accumulated postretirement benefit obligation:
  Retirees                                             $ (63,199)  $ (59,941)
  Fully eligible active plan participants                (52,059)    (49,375)
  Other active plan participants                         (18,044)    (17,114)
                                                         -------     -------
Accumulated postretirement benefit obligation           (133,302)   (126,430)
Unrecognized net gain                                     (6,537)     (6,200)
                                                          ------      ------
Accrued postretirement benefit cost                    $ (139,839) $ (132,630)
                                                       ==========  ==========



Net periodic postretirement benefit cost includes the following components:


                                                          DECEMBER 31
                                                 1997        1996        1995
                                            ------------------------------------
Service cost                                     $ 1,517     $ 1,474     $ 1,882
Interest cost                                      7,180       6,971       8,238
Net gain                                          (1,488)     (1,445)       --
                                                  ======      ======     =======
Net periodic postretirement benefit cost         $ 7,209     $ 7,000     $10,120
                                                 =======     =======     =======


The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligations was 7.25% at December 31, 1997 and 1996.

8. CAPITAL STOCK AND STOCK OPTIONS

The Certificate of Incorporation authorizes 4,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock.

In 1988, the Company adopted the American Locker Group Incorporated 1988 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall be not less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

8. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

not exceed ten years from date of grant. Upon exercise of a stock option, the option price shall be payable to the Company in cash, or at the discretion of the committee, in shares of common stock valued at the fair market value on the date of payment, or a combination thereof. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. At December 31, 1997, 1996 and 1995, there were no stock appreciation rights outstanding under this plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:   risk-free  interest  rates  of  6.0%;  dividend  yields  of  0.0;
volatility factors of the expected market price of the Company's common stock of
 .37; and a weighted-average expected life of the option of 5 years. If the fair value based method accounting provisions of SFAS 123 had been adopted, net income for 1997 would have been $2,069,635 and basic and diluted earnings per share would have been $2.85 and $2.76, respectively. The per share fair value of the options granted in 1997 using these assumptions was $4.76. The 1996 and 1995 net income and earnings per share would not have been impacted.

A summary of the activity in the Company's Employee Option Plan and related information for the years ended December 31 follows:

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

8. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)


                            1997               1996               1995
                            ----               ----               ----

                              Weighted           Weighted           Weighted
                               Average            Average           Average
                              Exercise           Exercise          Exercise
                      Options   Price   Options    Price   Options   Price
                      --------------------------------------------------------
Outstanding -
  beginning of year    25,500   $  3.23  25,500    $  3.23  25,500    $  3.23
Granted                15,000    $11.25     --         --      --         --
                       ------    ------  ------    ------   ------    -------

Outstanding -
  end of year          40,500   $  6.20  25,500    $  3.23  25,500    $  3.23
                       ------   -------  ------    -------  ------    -------


The exercise prices for options outstanding as of December 31, 1997 were as follows: $2.875 - 19,000 shares, $4.25 - 6,500 shares, and $11.25 - 15,000 shares. The weighted-average remaining contractual life of those options is 4.53 years.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                             1997          1996          1995
                                          --------------------------------------
Numerator:
  Net income                                $2,112,475   $1,144,832   $1,790,569

Denominator:
  Denominator for basic earnings per
   share - weighted average shares             727,447      808,102      845,350
   outstanding

  Effect of dilutive securities:
   Employee stock options                       22,585       18,867       15,232
                                            ----------   ----------   ----------


  Denominator for diluted earnings
   per share - weighted average
   shares out- standing and assumed            750,032      826,969      860,582
                                            ==========   ==========   ==========
   conversions

Basic earnings per share                    $     2.90   $     1.41   $     2.12
                                            ==========   ==========   ==========

Diluted earnings per share                  $     2.82   $     1.39   $     2.08
                                            ==========   ==========   ==========


              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

10. BUSINESS SEGMENT DATA

The Company has operations in the United States and Canada. The geographic distribution of sales, operating income and identifiable assets for 1997, 1996 and 1995 are as follows:

                            UNITED STATES   CANADA   ELIMINATIONS    TOTAL
                         ----------------------------------------------------
1997
-------
Revenues from
  unaffiliated
  customers                  $27,995,453   $ 1,300,080   $      --     $29,295,533

Transfers between
 geographic areas                397,052          --         397,052          --
                             -----------   -----------   -----------   -----------
Total revenues               $28,392,505   $ 1,300,080   $   397,052   $29,295,533
                             ===========   ===========   ===========   ===========
Operating income                3,635,05   $     6,626   $      --     $ 3,641,678
                             ===========   ===========   ===========   ===========
Identifiable assets          $11,209,415   $   944,075   $   889,765   $11,263,725
                             ===========   ===========   ===========   ===========

1996
-----------
Revenues from unaffiliated
  customers                  $20,830,473   $ 1,687,116   $      --     $22,517,589
Transfers between
  geographic areas               665,165          --         665,165          --
                             -----------   -----------   -----------   -----------
Total revenues               $21,495,638   $ 1,687,116   $   665,165   $22,517,589
                             ===========   ===========   ===========   ===========

Operating income             $ 1,698,760   $    37,376   $      --     $ 1,736,136
                             ===========   ===========   ===========   ===========

Identifiable assets          $ 9,978,585   $   931,258   $   889,765   $10,020,078
                             ===========   ===========   ===========   ===========


1995
-----------

Revenues from unaffiliated
  customers                  $22,112,011   $ 1,565,929   $      --     $23,677,940
Transfers between
  geographic areas               485,377          --         485,377          --
                             -----------   -----------   -----------   -----------

Total revenues               $22,597,388   $ 1,565,929   $   485,377   $23,677,940
                             ===========   ===========   ===========   ===========

Operating  income            $ 2,579,420   $    29,862   $      --     $ 2,609,282
                             ===========   ===========   ===========   ===========

Identifiable assets          $10,060,749   $   934,201   $   888,765   $10,106,185
                             ===========   ===========   ===========   ===========

In 1997, 1996 and 1995, the Company had export sales of $1,824,837,  $1,123,434,
and

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

10. BUSINESS SEGMENT DATA (CONTINUED)

$1,730,087, respectively. In 1997, 1996 and 1995, export sales represented approximately 6.2%, 5.0% and 7.3%, respectively of the Company's consolidated net sales.

Sales to the U.S. Postal Service represented 69.2%, 61.8% and 61.2% of net sales in 1997, 1996 and 1995, respectively.

At December 31, 1997 and 1996, the Company had secured receivables from customers under time payment arrangements totaling $181,445 and $306,532, respectively. At December 31, 1997, the Company had unsecured trade receivables from customers considered to be distributors of $310,758 (including a United Kingdom distributor of $188,424) and from governmental agencies of $2,381,643. At December 31, 1996, the Company had unsecured trade receivables from customers considered to be distributors of $312,709 (including a United Kingdom distributor of $129,932) and from governmental agencies of $1,610,504.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.


              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                         1997
                                ---------------------------------------------------------
                                                    THREE MONTHS ENDED
                                 MARCH 31     JUNE 30        SEPTEMBER 30    DECEMBER 31
                                ---------------------------------------------------------
Net sales                      $  5,283,597   $   7,722,976   $   6,906,402   $9,382,558
                               ============   =============   =============   ==========
Gross profit                   $  1,617,925   $   2,333,741   $   2,044,312   $2,765,545
                               ============   =============   =============   ==========

Net income                     $    223,806   $     553,973   $     423,887   $  910,809
                               ============   =============   =============   ==========


Earnings per share - Basic     $        .28   $         .70   $         .59   $     1.33
                               ============   =============   =============   ==========

Earnings per share - Diluted   $        .27   $         .68   $         .57   $     1.30
                               ============   =============   =============   ==========


                                                           1996
                               ----------------------------------------------------------
                                                    THREE MONTHS ENDED
                                 MARCH 31     JUNE 30        SEPTEMBER 30    DECEMBER 31
                               ----------------------------------------------------------

Net sales                      $  4,946,120   $  5,961,890   $  5,955,670   $   5,653,909
                               ============   ============   ============   =============

Gross profit                   $  1,447,412   $  1,922,588   $  1,781,680   $   1,573,953
                               ============   ============   ============   =============
Net income
                               $    192,612   $    335,955   $    364,735   $     251,530
                               ============   ============   ============   =============

Earnings per share - Basic     $        .24   $        .41   $        .45   $         .31
                               ============   ============   ============   =============

Earnings per share - Diluted   $        .23   $        .41   $        .44   $         .31
                               ============   ============   ============   =============


              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

The Company's accounting practice for interim periods provides for possible inventory, insurance, pension and income tax adjustments. Such adjustments resulted in increasing 1997 fourth quarter pretax income by $177,356 for inventory costs and increasing net income by $57,586 for income tax expense. A decrease in fourth quarter pretax income of $58,040 was due to adjustments for pension costs. In 1996 such adjustments resulted in increasing fourth quarter pretax income by $103,791 for inventory costs and increasing net income by $158,682 for income tax expense. A decrease in fourth quarter pretax income in the amount of $48,141 was due to adjustments for pension costs and receivable reserves. In 1995, adjustments resulted in increasing fourth quarter pretax income by $51,000 for insurance and pension costs and increasing net income by $178,000 for income tax expense. A decrease in 1995 fourth quarter pretax income of $209,000 was due to adjustments for inventory costs.


12. RELATED PARTIES

One of the Company's subsidiaries has entered into a manufacturing agreement with Signore, Inc. a former wholly-owned subsidiary of the Company, under which Signore will furnish fabricating, assembly and shipping services. The Agreement, which expires on April 30, 2000, provides that the cost to the Company for these services will be equal to Signore's standard cost divided BY 80%. Purchases from Signore under the Agreement amounted to $3,632,254, $3,489,499 and $3,470,582 for the years ended December 31, 1997, 1996 and 1995, respectively.

Two Directors of the Company are Stockholders and Directors of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $114,004, $90,084 and $98,571 of fabricated parts from Rollform of Jamestown, Inc. in 1997, 1996 and 1995, respectively, at prices that the Company believes are at arms length.


13. CONTINGENCIES

The Company has been named as a defendant by four former employees alleging discrimination and seeking unspecified damages. The Company has denied all charges and it intends to vigorously defend this matter. It is management's opinion that the ultimate outcome of this matter will not have a material impact on the Company's financial position or operating results.

Although no formal legal proceedings have been directed towards the Company, it has been alleged that the Company and/or one of its previously owned subsidiaries is a potentially responsible party at a site suspected to have some form of environmental contamination. The Company believes that it bears no liability for this site.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures during 1997 or 1996.


                                   PART III

Item 9, 10, 11, and 12 will be contained in American Locker Group Incorporated's Annual Proxy Statement, incorporated herein by reference, which will be filed within 120 days after year-end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-KSB

            (a) Exhibits - Exhibits required by Item 601 of Regulation S-B are submitted as a separate section herein immediately following the "Exhibit Index".

            (b)   Reports on Form 8-KSB filed in the fourth quarter of 1997 -
                  None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN LOCKER GROUP INCORPORATED

                           /S/ HAROLD J. RUTTENBERG
                           ------------------------
                             Harold J. Ruttenberg
                          Chairman, Chief Executive
                            Officer, Treasurer and
                         Principal Accounting Officer

                                March 17, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE             DATE
---------                                       -----             ----

/S/ HAROLD J. RUTTENBERG                  Chairman, Chief      March 17, 1998
------------------------
Harold J. Ruttenberg                      Executive Officer,
                                          Treasurer, Principal
                                          Accounting Officer
                                          and Director

/S/ ROY J. GLOSSER                        President, Chief     March 17, 1998
------------------------
Roy J. Glosser                            Operating Officer
                                          and Director

                                          Director            March __, 1998
------------------------
Thomas Phillips Johnson

/S/ ALAN H. FINEGOLD                      Director             March 17, 1998
------------------------
Alan H. Finegold

/S/ THOMAS LYNCH, IV                      Director             March 17, 1998
------------------------
Thomas Lynch, IV

/S/ JAMES E. RUTTENBERG                   Director             March 17, 1998
------------------------
James E. Ruttenberg


/S/ EDWARD F. RUTTENBERG                  Director             March 17, 1998
------------------------
Edward F. Ruttenberg

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

10.15             Modification #MO3 to USPS          Exhibits to Form 10QSB
                  Contract #072368-96-B-0741 dated   for the quarter ended
                  April 16, 1997                     March 31, 1997

10.16             First Amendment dated May 20,      Exhibits to Form 10QSB
                  1997 to Agreement dated as of      for the quarter ended
                  May 21, 1996 between American      June 30, 1997
                  Locker Group Incorporated and
                  Edward F. Ruttenberg

10.17             Fourth Amendment to Manufacturing  Exhibits to Form 10QSB
                  Agreement dated as of May 20,      for the quarter ended
                  1997 between American Locker       June 30, 1997
                  Security Systems, Inc. and
                  Signore, Inc.

10.18             Amendment dated August 22, 1997    Exhibit to Form 10QSB
                  to Corporate Term Loan Agreement   for the quarter ended
                  dated August 30, 1991 between      September 30, 1997
                  American Locker Group
                  Incorporated and Manufacturers
                  and Traders Trust Company

10.19             Modification M05 to USPS Contract  Exhibit to Form 10QSB
                  #072368-96-B-0741, dated           for the quarter ended
                  October 9, 1997, which replaces    September 30, 1997
                  steel pedestals with aluminum
                  pedestals for American Locker
                  Outdoor Parcel Lockers

10.20             Modification M06 to USPS Contract  Exhibit to Form 10QSB
                  #072368-96-B-0741, dated           for the quarter ended
                  October 23, 1997 regarding prices September 30, 1997 and minimum quantities through
                  April 14, 1998

10.21             Form of American Locker Group      Page ________
                  Incorporated Supplemental
                  Executive Retirement Benefit
                  Plan
22.1              List of Subsidiaries               Page ________

27.1              Financial Data Schedule            Page ________

                      Exhibit 22.1 List of Subsidiaries

The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:

                                                             PERCENTAGE OF
                                    JURISDICTION OF          VOTING SECURITIES
 NAME                               ORGANIZATION             OWNED
 ----                               ------------             -----

American Locker Security Systems,   Delaware                 100%
Inc.
American Locker Company, Inc.       Delaware                 100%
American Locker Company of Canada,  Dominion of Canada       100% (1)
Ltd.
Canadian Locker Company, Ltd.       Dominion of Canada       100% (2)
American Locker Security Systems    Virgin Islands           100% (1)
International


(1)   Owned by American Locker Security Systems, Inc.
(2)   Owned by American Locker Company of Canada, Ltd.