Form 10QSB
period 1998-03-31
AMERICAN LOCKER GROUP INC
filed 1998-04-22
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF  THE  EXCHANGE ACT FOR THE
      TRANSITION PERIOD FROM           TO
                             ---------    ---------

Commission file number   0-439
                         ------

                         AMERICAN LOCKER GROUP INCORPORATED
       (Exact name of small business issuer as specified in its charter)


         DELAWARE                                  16-0338330
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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements.
Yes   / X /   No  /   /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   /   /   No  /   /           Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: April 20, 1998

                     Common Stock $1.00 par value - 604,693

Transitional Small Business Disclosure (check one) Yes   /  /   No   / X /

Part I - Financial Information
Item 1 - Financial Statements

              American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                    MARCH 31,       DECEMBER 31,
                                                      1998              1997
                                                      ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                         $   964,693    $   1,154,045
  Accounts and notes receivable,
    less allowance for doubtful accounts
    (1998 $427,187; 1997 $423,733)                    4,990,343        4,519,710
  Inventories                                         4,324,754        3,636,528
  Prepaid expenses                                      123,174           89,656
  Prepaid federal, state and foreign
    income taxes                                         32,515           32,515

  Deferred income taxes                                 576,861          576,861
                                                       --------       ----------
Total current assets                                 11,012,340       10,009,315

Property, plant and equipment:
  Land                                                      500              500
  Buildings                                             511,935          511,649
  Machinery and equipment                             8,031,669        8,004,338
                                                     ----------        ---------
                                                      8,544,104        8,516,487
  Less allowances for depreciation and
    amortization                                      7,445,982        7,267,199
                                                     ----------        ---------
                                                      1,098,122        1,249,288

Deferred income taxes                                     5,122            5,122
                                                       --------        ---------
Total assets                                      $  12,115,584     $ 11,263,725
                                                    ===========       ==========


              American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                   MARCH 31,        DECEMBER 31,
                                                     1998              1997
                                                     ----              ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Demand note payable                           $           0     $     850,000
  Accounts payable:
    Trade                                           2,152,636           737,467
    Related party                                     318,864           434,565
                                                     --------           -------
                                                    2,471,500         1,172,032
  Commissions, salaries, wages
     and taxes thereon                                213,394           330,956

  Other accrued expenses                              171,301           435,232
  Current portion of long-term debt                   663,000           663,000
                                                     --------         ---------
Total current liabilities                           3,519,195         3,451,220

Long-term obligations:
  Long-term debt                                    2,265,250         2,431,000
  Pension benefits                                    322,521           322,521
  Postretirement benefits                             139,839           139,839
                                                     --------          --------
                                                    2,727,610         2,893,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares -- 4,000,000
    Issued and outstanding shares -- 604,695
    in 1998 and  601,445  in 1997                     604,695           601,445
  Other capital                                        10,563                 0
  Retained earnings                                 5,396,676         4,466,780
  Foreign currency translation adjustment            (143,155)         (149,080)
                                                    ---------         ---------
Total stockholders' equity                          5,868,779         4,919,145
                                                   ----------         ---------
Total liabilities and stockholders' equity       $ 12,115,584      $ 11,263,725
                                                  ===========        ==========



See accompanying notes.

             American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                               THREE MONTHS ENDED MARCH 31,
                                                   1998              1997
                                                   ----              ----

Net sales                                     $   9,789,657    $    5,283,597
Cost of products sold                             6,743,057         3,665,672
                                                  ---------         ---------
                                                  3,046,600         1,617,925
Selling, administrative and
  general expenses                                1,492,741         1,200,640
                                                  1,553,859           417,285

Interest income                                      16,838             7,209
Other (expense) income--net                          64,863            30,768
Interest expense                                    (66,668)          (30,533)
                                                   --------          --------
Income before income taxes                        1,568,892           424,729
Income taxes                                        638,996           200,923
                                                   --------           -------
Net Income                                     $    929,896      $    223,806
                                                   ========           =======


Earnings per share of common stock:
  Basic                                        $        1.54     $        .28
                                                   ========           =======
  Diluted                                              1.47               .27
                                                   ========           =======
Dividends per share of common stock:           $       0.00      $       0.00
                                                   ========           =======



See accompanying notes.

              American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                  THREE MONTHS ENDED MARCH 31,
                                                     1998            1997
                                                     ----            ----
OPERATING ACTIVITIES
Net income                                         $    929,896     $   223,806
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                     170,560         148,596
      Loss (gain) on disposition of property,
      plant and equipment                                     0             998
      Change in assets and liabilities:
        Accounts and notes receivable                  (470,633)        763,607
        Inventories                                    (688,226)       (453,413)
        Prepaid expenses                                (33,518)         59,060
        Accounts payable and accrued expenses           917,975        (216,968)
                                                        -------        --------
Net cash provided by operating activities               826,054         525,686

INVESTING ACTIVITIES
Purchase of property, plant and equipment              (19,394)         (26,504)
Net cash used in investing activities                  (19,394)         (26,504)

FINANCING ACTIVITIES
Net (repayment) borrowings under line of credit       (850,000)        (275,000)
Debt repayment                                        (165,750)        (150,000)
Common stock purchased and retired                           0          (46,680)
Stock options exercised                                 13,813                0
New cash used in financing activities               (1,001,937)        (471,680)
Effect of exchange rate changes on cash                  5,925           (8,420)
                                                     ---------        ---------
Net increase (decrease) in cash                       (189,352)          19,082
Cash and cash equivalents at beginning of year       1,154,045        1,229,222
                                                     ---------        ---------
Cash and cash equivalents at end of year           $   964,693     $  1,248,304
                                                     =========        =========

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                    $     66,668      $    30,533
                                                        ======           ======
      Income Taxes                                $    325,092      $    56,605
                                                       =======           ======

See accompanying notes.

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


3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding on a basic and diluted basis. Diluted earnings per share includes the impact of the common stock equivalents which would arise from the exercise of stock options during the periods. Basic and diluted weighted average shares outstanding were 603,937 (798,415 in 1997) and 633,691 (817,778 in 1997) respectively at March 31,
   1998.


4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                              MARCH 31,           DECEMBER 31,
                                                1998                 1997
                                                ----                 ----

                     Raw materials           $1,716,984             $1,041,732
                     Work-in-process          1,488,297              1,559,037
                     Finished goods           1,953,290              1,869,576
                                              ---------              ---------
                                             $5,158,571             $4,470,345

                     Less allowance to
                     reduce carrying
                     value to LIFO
                     basis                      833,817                833,817
                                             $4,324,754             $3,636,528
                                             ==========             ==========

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

              American Locker Group Incorporated and Subsidiaries


LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at March 31, 1998 was $7,493,145, up $935,050 over working capital of $6,558,095 at December 31, 1997. The ratio of current assets to current liabilities was 3.13 to 1 at March 31, 1998, as compared to a ratio of 2.90 to 1 at December 31, 1997. Cash provided by operations was $826,054 during the first three months of 1998, compared to $525,686 provided by operating activities for the same period in 1997. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

FIRST THREE MONTHS 1998 VS FIRST THREE MONTHS 1997

First quarter 1998 sales were $9,789,657 compared to $5,283,597 in the first quarter of 1997. This was an increase of $4,506,060 or 85.3%. Plastic locker sales to the United States Postal Service (USPS) in the first quarter were $6,705,999 compared to $3,006,417 during the same period in 1997. Cluster Box Units (CBU's) accounted for $6,133,693 of this year's first quarter plastic locker sales versus $2,141,458 the same period in 1997. Sales of Outdoor Parcel Lockers (OPL's) were $572,306 compared to $864,959 in the first quarter of 1997, a decline of $292,653 or 33.8%. This decline was anticipated and previously disclosed as all three model CBU's have parcel compartments built in. Sales of metal, mechanical and electronic lockers were $3,083,658 in the first quarter this year, an increase of $806,478 or 35.4% over last year's $2,277,180.

The growth in sales of CBU's, $3,992,235 or 186.4% over last year's first quarter, is directly related to the implementation of USPS procurement policy that limits purchase of NDCBU's (the steel predecessor to plastic or aluminum CBU's) in relation to the new CBU's and the Company's ability to maintain its dominant market share position. As previously reported, the USPS has extended the Company's national contract through April 14, 1999. Terms of the contract extension were finalized on April 14, 1998 and established prices and minimum quantities for the period April 15, 1998 through October 15, 1998.

Under this contract extension, the Company extended lower prices on CBUs in return for guaranteed minimum shipments of 15,000 CBU's. However, the USPS stipulated that the minimum quantity, 15,000 CBU's, must be shipped by August 1, 1998. Therefore, second quarter CBU shipments will increase significantly compared to first quarter shipments. After August 1, the USPS may purchase additional CBU's at the prices established in the contract extension, however it is not obligated beyond the 15,000 unit minimum scheduled for delivery prior to August 1, 1998. The price concessions granted to the USPS will be partially offset by price concessions obtained from our vendor base as well as gains in efficiency due to the increased volume.

The Company has been advised that the two CBU competitors, each with an aluminum CBU, also received one-year contract extensions. The Company believes that its CBU pricing is competitive and that its CBU product line continues to represent the best value when all factors, including price, quality of design and construction, long term durability and service are considered.

Consolidated costs of products sold as a percentage of sales was 68.9% during the first quarter of 1998 compared to 69.4% in the first quarter of 1997. Increased gross margins are directly related to increased sales volumes although tempered by previous price concessions.

Selling, general and administrative costs for the first quarter of 1998 compared to the same period in 1997 ($1,492,741 - 1998; $1,200,640 - 1997), increased
24.3%. Selling, general and administrative costs represented 15.2% of sales in the first quarter of 1998, down from 22.7% of sales for the same period in 1997.

Interest income increased to $16,838 in the first quarter of 1998 compared to $7,209 in the same period of 1997 due to higher balances available for overnight investment and improvements in daily cash management procedures.

Interest expense of $66,668 in the first quarter of 1998 increased $36,135 from 1997 due to an increase in the average balance outstanding under the Company's term loan agreements.

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

Part II

Item 1.  Legal Proceedings

As previously reported, four female employees of the Company have alleged in suits entitled Derr et al v. American Locker Group, Inc., 94-CV-0515S(M), (US District Court for Western District of New York) that they were the victims of sex discrimination in their terminations and/or compensation and seeking unspecified damages. The Company has filed an answer denying all charges. On March 25, 1998, the Court granted summary judgment in favor of the Company and dismissed the claims of three of the four plaintiffs. The appeal period with respect to the dismissals has not expired. The Company intends to vigorously defend against the claims of the remaining plaintiff.

Item 5.  Other Information

As previously reported, the Company has been advised that it no longer meets the continued listing requirements of NASDAQ because the number of shares of common stock of the Company held by non-affiliates is less than the required minimum and because, at the time of notification by NASDAQ, fewer than two market makers made a market in common stock of the Company. The Company has filed an appeal with NASDAQ and has advised NASDAQ that it would consider undertaking a stock dividend or stock split to cause the Company to meet NASDAQ' s requirements regarding public float if NASDAQ provided a waiver period to accomplish such split or dividend and a waiver period to locate one or more additional market makers. Subsequent to the filing of this appeal, the Company has been advised that an additional market maker is at this time making a market in the Company's stock. The Company is awaiting notification from NASDAQ regarding this appeal and it is expected that, assuming a favorable ruling is received from NASDAQ and the Company obtains confirmation that the additional market maker intends to continue to serve as a market maker, the Board of Directors of the Company will consider the stock split or stock dividend at its next scheduled meeting on May 19, 1998.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 10 Material Contracts U. S. Postal Service Contract Modification #M07 to #072368-96-B-0741, dated April 14, 1998.

           Exhibit 27 Financial Data Schedule dated March 31, 1998.

      (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

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


Date: APRIL 22, 1998

                                  EXHIBIT INDEX



                                                                PRIOR FILING OR
                                                                SEQUENTIAL PAGE
EXHIBIT NO.                                                     NO. HEREIN
-----------                                                     ----------------

10                U. S. Postal Service Contract
                  Modification #M07 to #072368-9B-0741, dated
                  April 14, 1998

 27               Financial Data Schedule