Form 10QSB
period 1998-06-30
AMERICAN LOCKER GROUP INC
filed 1998-07-23
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR
( )   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE  ACT FOR THE
      TRANSITION PERIOD FROM           TO
                             ---------   --------

Commission file number  0-439


                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                 16-0338330
    (State or other                   (IRS Employer Identification Number)
jurisdiction of incorporation
 or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: July 20, 1998

                    Common Stock $1.00 par value - 2,418,772
Transitional Small Business Disclosure (check one)   Yes  /   /     No / X /

See accompanying notes.

Part I - Financial Information

Item 1 - Financial Statements

             American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                  June 30,     December 31,
                                                    1998           1997
                                                    ----           ----
Assets
Current assets:
   Cash and cash equivalents                      $1,108,707    $1,154,045
   Accounts and notes receivable, less
     allowance for doubtful accounts
     (1998 $70,673; 1997 $423,733)                 5,949,834     4,519,710
   Inventories                                     5,840,756     3,636,528
   Prepaid expenses                                  211,918        89,656
   Prepaid federal, state and
    foreign income taxes                                   0        32,515
   Deferred income taxes                             576,861       576,861
                                                     -------       -------
Total current assets                              13,688,076    10,009,315

Property, plant and equipment:
   Land                                                  500           500
   Buildings                                         390,721       511,649
   Machinery and equipment                         8,097,046     8,004,338
                                                   ---------     ---------
                                                   8,488,267     8,516,487

   Less allowances for depreciation and
     amortization                                  7,446,829     7,267,199
                                                   ---------     ---------
                                                   1,041,438     1,249,288

Deferred income taxes                                 85,122         5,122
                                                      ------         -----

Total assets                                     $14,814,636   $11,263,725
                                                  ==========    ==========


             American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                  June 30,     December 31,
                                                    1998           1997
                                                    ----           ----
Liabilities and stockholders' equity
 Current liabilities:
   Demand note payable                              $750,000      $850,000
   Accounts payable:
     Trade                                         2,659,666       737,467
     Related party                                   247,510       434,565
                                                     -------       -------
                                                   2,907,176     1,172,032
   Commissions, salaries, wages
     and taxes thereon                               204,096       330,956

   Other accrued expenses                            413,963       435,232
   Current portion of long-term debt                 663,000       663,000
                                                     -------       -------
Total current liabilities                          4,938,235     3,451,220

Long-term obligations:
   Long-term debt                                  2,099,500     2,431,000
   Pension benefits                                  522,521       322,521
   Postretirement benefits                           139,839       139,839
                                                     -------       -------
                                                   2,761,860     2,893,360

Stockholders' equity:
   Common stock, $1 par value:
     Authorized shares -- 4,000,000
     Issued and outstanding shares --
      2,418,772 in 1998 and 2,405,780
      in 1997                                      2,418,772     2,405,780
   Other capital                                      36,067             0
   Retained earnings                               4,829,004     2,662,445
   Foreign currency translation adjustment          (169,302)     (149,080)
                                                    ---------     ---------
Total stockholders' equity                         7,114,541     4,919,145
Total liabilities and stockholders' equity       $14,814,636   $11,263,725


See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                 Six Months Ended June 30,
                                                    1998           1997
                                                    ----           ----

Net sales                                        $21,394,533   $13,006,573
Cost of products sold                             14,701,805     9,054,907
                                                  ----------     ---------
                                                   6,692,728     3,951,666
Selling, administrative and general
 expenses                                         3,170,805     2,620,542
                                                  ---------     ---------
                                                   3,521,923     1,331,124

Interest income                                       36,131        15,346
Other (expense) income--net                          131,883        74,397
Interest expense                                    (130,723)      (60,787)
                                                    ---------      --------
Income before income taxes                         3,559,214     1,360,080
Income taxes                                       1,382,910       582,301
                                                   ---------       -------
Net Income                                        $2,176,304      $777,779
                                                   =========       =======


Earnings per share of common stock:
   Basic                                               $0.90         $0.24
                                                        ====          ====
   Diluted                                              0.86          0.24
                                                        ====          ====
Dividends per share of common stock:                   $0.00         $0.00
                                                       =====         =====

See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                Three Months Ended June 30,
                                                    1998           1997
                                                   ----           ----

Net Sales                                        $11,604,876    $7,722,976
Cost of products sold                              7,958,748     5,389,235
                                                   ---------     ---------
                                                   3,646,128     2,333,741
Selling, administrative and general expenses       1,678,064     1,419,902
                                                   1,968,064       913,839


Interest income                                       19,293         8,137
Other (expense) income--net                           67,020        43,629
Interest expense                                     (64,055)      (30,254)
                                                     --------      --------
Income before income taxes                         1,990,322       935,351
Income taxes                                         743,914       381,378
                                                     -------       -------
Net Income                                        $1,246,408      $553,973
                                                   =========       =======


Earnings per share of common stock:
   Basic                                               $0.52          $0.17
                                                        ====           ====
   Diluted                                              0.49           0.17
                                                        ====           ====
Dividends per share of common stock:                   $0.00           0.00
                                                        ====           ====


See accompanying notes.


             American Locker Group Incorporated and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                 Six Months Ended June 30,
                                                    1998           1997
                                                    ----           ----
Operating activities
Net income                                        $2,176,304      $777,779
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   344,259       296,317
     Loss (gain) on disposition of property,
      plant and equipment                                  0           992
     Deferred income taxes (credits)                 (80,000)            0
     Pension benefits                                200,000             0
     Change in assets and liabilities:
      Accounts and notes receivable               (1,430,124)     (843,229)
      Inventories                                 (2,204,228)       84,939
      Prepaid expenses                              (122,262)       58,242
      Accounts payable and accrued expenses        1,612,615       274,326
      Prepaid income taxes                            32,515             0
                                                      ------             -
Net cash provided by operating activities            529,079       649,366

Investing activities
Purchase of property, plant and equipment           (136,410)      (95,962)
Proceeds from sale of property, plant
 and equipment                                           0           208
                                                         -           ---
Net cash used in investing activities               (136,410)      (95,754)


Financing activities
Net (repayment) borrowings under line of credit     (100,000)   (1,125,000)
Debt repayment                                      (331,500)     (300,000)
Common stock purchased and retired                       (98)      (59,711)
Stock options exercised                               13,813             0
                                                      ------             -
New cash used in financing activities               (417,785)   (1,484,711)
Effect of exchange rate changes on cash              (20,222)       (6,397)
                                                     --------       -------
Net increase (decrease) in cash                      (45,338)     (937,496)
Cash and cash equivalents at
 beginning of period                               1,154,045     1,229,222
                                                   ---------     ---------
Cash and cash equivalents at end of period        $1,108,707      $291,726
                                                   =========       =======

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                       $130,723       $60,787
                                                     =======        ======
     Income Taxes                                 $1,247,592      $453,556
                                                   =========       =======



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


3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods.

   The Company instituted a four-for-one stock distribution whereby three additional shares were distributed on June 25, 1998 for every one share outstanding on the June 4, 1998 record date. All share and per-share amounts in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect this distribution and the total shares now outstanding and subject to option. After accounting for the stock distribution, basic and diluted weighted average shares outstanding were 2,417,261 (3,188,518 in 1997) and 2,544,943 (3,264,662 in 1997) for the six
   month period ended June 30, 1998, respectively.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.



                                              June 30,              December 31,
                                                1998                    1997
                                                ----                    ----

                     Raw materials           $2,302,070               $1,041,732
                     Work-in-process          1,760,569                1,559,037
                     Finished goods           2,611,934                1,869,576
                                              ---------               ----------
                                             $6,674,573               $4,470,345

                     Less allowance to
                      reduce carrying
                      value to LIFO           (833,817)                  833,817
                      basis                  ---------                   -------
                                             $5,840,756               $3,636,528
                                             ==========               ==========


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                American Locker Group Incorporated and Subsidiaries


LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital, or the excess of current assets over current liabilities, at June 30, 1998 was $8,749,841, up $2,191,746 over working capital of $6,558,095 at December 31, 1997. The increased working capital resulted primarily from profitable operations during the first six months of 1998. The ratio of current assets to current liabilities was 2.8 to 1 at June 30, 1998, as compared to a ratio of 2.9 to 1 at December 31, 1997. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

FIRST SIX MONTHS 1998 VS FIRST SIX MONTHS 1997

Sales for the first six months of 1998 of $21,394,533 were up $8,387,960 or 64.5% compared to sales of $13,006,573 during the same period in 1997. Plastic locker sales to the United States Postal Service (USPS) accounted for $7,599,194 of increased sales and totaled $15,072,663 compared to $7,473,469 during the first half of 1997. Cluster Box Units (CBU's) sales were $13,983,872 compared to $5,488,958 during the first half of 1997. Sales of Outdoor Parcel Lockers (OPL's) were $1,088,791 compared to $1,984,511 in the first six months of 1997, a decline of $895,720 or 45.1%. This decline was anticipated and previously disclosed as all three model CBU's have parcel compartments built in thereby reducing the demand for separate parcel lockers.

The growth in sales of CBU's, $8,494,914 or 154.8% over last year's first six months, is directly related to the implementation of USPS procurement policy that limits purchase of NDCBU's (the steel predecessor to plastic or aluminum CBU's) in relation to the new CBU's and the Company's ability to maintain its dominant market share position. As previously reported, the USPS has extended the Company's national contract through April 14, 1999. Terms of the contract extension were finalized on April 14, 1998 and established prices and minimum quantities for the period April 15, 1998 through October 15, 1998.

Under this contract extension, the Company extended lower prices on CBUs in return for guaranteed minimum shipments of 15,000 CBU's. However, the contract extension stipulated that the minimum quantity, 15,000 CBU's, must be shipped by August 1, 1998. The Company increased production rates and inventories on its CBU product line in order to meet the contract extension stipulation. As of June 30, 1998, the Company has shipped approximately 6,800 CBU's against the 15,000 unit minimum, leaving a balance of approximately 8,200 CBU's to ship against the minimum. Through continuing discussions with the USPS, the Company anticipates that all the remaining 8,200 CBU's will be shipped in the Company's third quarter. By way of comparison, approximately 6,600 and 8,600 CBU's were shipped in the first and second quarters of 1998, respectively. After completion of the 15,000 minimum, the USPS may purchase additional CBU's at the prices established in the contract extension, however it is not obligated beyond the 15,000 unit minimum.

Contract terms for the period October 16, 1998 through April 14, 1999 will be negotiated prior to October 16, 1998. The Company believes that its CBU pricing is competitive and that its CBU product line continues to represent the best value when all factors, including quality of design and construction, long term durability and service are considered.

All other sales, metal and electronic were $6,321,870 for the first six months of 1998 compared to $5,533,104 for the first six months of 1997. This increase of $788,766 or 14.3% relates to a general increase in demand across all markets served by the Company.

Cost of products sold as a percentage of sales was 68.7% during the first six months of 1998 compared to 69.6% in the first quarter of 1997. Increased gross margins are directly related to increased sales volumes although tempered by previous price concessions.

Selling, general and administrative costs for the first six months of 1998 increased $550,263 over the same period in 1997 due to increased freight, legal, and pension expenses. Selling, general and administrative expense as a percent of sales was 14.8% down from 20.1% during the first six months of 1997. The decrease as a percentage of sales relates primarily to increased sales volume.

Other income-net of $131,883 in the first half of 1998 was up $57,486 from the same period in 1997.

Interest expense in the first half of 1998 increased $69,936 from the same period in 1997 as a result of higher outstanding debt.


SECOND QUARTER 1998 VS SECOND QUARTER 1997

Second quarter sales were $11,604,876 up $3,881,900 or 50.3% from the same period in 1997. Plastic locker sales of $8,366,664 were up 87.3% or $3,899,612 over 1997's second quarter. Sales of other products, metal and electronic lockers, were $3,238,212 during the second quarter of 1998, 0.5% lower than 1997's.

Cost of products sold as a percentage of sales was 68.6% during the second quarter of 1998 down from 69.8% during the second quarter of 1997.

Selling, administrative and general expenses as a percent of net sales was 14.5% during the second quarter of 1998 compared to 18.4% in the second quarter of 1997.

Other income-net of $67,020 in the second quarter of 1998 was up slightly from $43,629 in the second quarter 1997.

Interest expense in the second quarter of $64,055 increased from $30,254 in the second quarter of 1997.

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



Part II


Item 1.  Legal Proceedings

As previously reported, four female employees of the Company have alleged in suits entitled DERR ET AL V. AMERICAN LOCKER GROUP, INC., 94-CV-0515S(M), (US District Court for Western District of New York) that they were the victims of sex discrimination in their terminations and/or compensation and seeking unspecified damages. On March 25, 1998, the Court granted summary judgment in favor of the Company and dismissed the claims of three of the four plaintiffs. The appeal period with respect to the dismissals has expired. On June 4, 1998, the Company entered into a settlement with the remaining plaintiff whereby the Company agreed to pay a monetary sum of $400,000 in full settlement of all claims of the remaining plaintiff. The amount of such settlement was fully reserved on the books of the Company.


Item 5.  Other Information

As previously reported, on June 25, 1998, the Company distributed stock certificates to implement the stock dividend declared on May 19, 1998 pursuant to which holders of common stock on June 4, 1998 (the "Record Date") received three additional shares of Company common for each share of Company common stock held by such holder on the Record Date. As a result of such distribution, the Company has been advised by NASDAQ that it now satisfies the minimum public float requirements of NASDAQ. In addition, the Company has been advised that in the period of time following such share distribution on June 25, 1998 it has satisfied the NASDAQ requirement that at least two market makers make a market in the Company common stock. So long as the Company continues to meet NASDAQ listing criteria, it is expected that the Company will remain listed on the NASDAQ National Market List.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

            Exhibit 10.1 Second Amendment dated May 19, 1998 to Agreement dated as of May 21, 1996 between American Locker Group Incorporated and Edward F. Ruttenberg.

            Exhibit 10.2 Fifth Amendment dated May 19, 1998 to Manufacturing Agreement dated December 28, 1989 between American Locker Security Systems, Inc. and Signore, Inc.

            Exhibit 27.1  Financial Data Schedule dated June 30, 1997

            Exhibit 27.2  Financial Data Schedule dated June 30, 1998

      (b)  Reports on Form 8-K

         On May 20, 1998, the Company filed a Report on Form 8-K with respect to the declaration of the stock distribution to holders of record on June 4, 1998 described in Item 5 above.

                                S I G N A T U R E






 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERICAN LOCKER GROUP INCORPORATED
                                    (Registrant)




                                    /S/HAROLD J. RUTTENBERG
                                    --------------------------------------------
                                    Harold J. Ruttenberg Chairman, Chief
                                    Executive Officer, Treasurer and Principal
                                    Accounting Officer







Date: JULY 23, 1998

                                  EXHIBIT INDEX


                                                              Prior Filing
                                                              or Sequential
              Exhibit No.           Exhibit Index             Page No. Herein
              -----------           -------------             ----------------

              10.1        Second Amendment dated May 19,
                          1998 to Agreement dated as of
                          May 21, 1996 between American
                          Locker Group Incorporated and
                          Edward F. Ruttenberg

              10.2        Fifth Amendment dated May 19,
                          1998 to Manufacturing Agreement
                          dated December 28, 1989 between
                          American Locker Security Systems,
                          Inc. and Signore, Inc.

              27.1        Financial Data Schedule dated
                          June 30, 1997

              27.2        Financial Data Schedule dated
                          June 30, 1998

                          SECOND AMENDMENT TO AGREEMENT


            This Second Amendment made as of May 19, 1998, to Agreement dated May 21, 1996 between AMERICAN LOCKER GROUP INCORPORATED (the "Company") and EDWARD F. RUTTENBERG ("Mr. .Ruttenberg")

            WHEREAS, the Company and Mr. Ruttenberg are parties to an Agreement dated May 21, 1996, as amended, (the "Agreement"); and

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

                  2. Section 1.5 is hereby amended and restated as follows:

                     "Term" shall mean the period from the date hereof through June 30, 1999.

                  3. Section 3.1 is hereby  amended to delete the phrase "$4,170 per month" and to insert in lieu thereof the phrase "$5,417 per month."

                  4. Except as expressly  provided  herein,  the Agreement shall remain unamended and in full force and effect.

            WITNESS the due execution hereof.



                              AMERICAN LOCKER GROUP INCORPORATED

                              By  /s/ Harold J. Ruttenberg
                                 -------------------------------------
                              Title: Chairman, Chief Executive Officer
                                     and Treasurer

                                 /s/ Edward Ruttenberg
                                 -------------------------------------
                                         Edward F. Ruttenberg

                  FIFTH AMENDMENT TO MANUFACTURING AGREEMENT


            This Fifth Amendment made as of May 19, 1998, to Manufacturing Agreement dated December 29, 1989 between SIGNORE, INC., a Delaware corporation ("Seller") and AMERICAN LOCKER SECURITY SYSTEMS, INC., a Delaware corporation ("Buyer").

            WHEREAS, Seller and Buyer are parties to a Manufacturing Agreement dated December 29, 1989, as amended by the First Amendment to Manufacturing Agreement dated as of May 3, 1995, as further amended by the Second Amendment to Manufacturing Agreement dated as of March 15, 1996, as further amended by the Third Amendment to Manufacturing Agreement dated as of May 21, 1996 and as further amended by the Fourth Amendment to Manufacturing Agreement dated as of May 20, 1997 (such Manufacturing Agreement, as so amended, the "Amended Agreement"); and

            WHEREAS, Seller and Buyer wish to make certain amendments to the Amended Agreement.

            NOW, THEREFORE, for good and valuable consideration and intending to be legally bound hereby, Seller and Buyer agree as follows:


            1. All defined terms used herein shall have the definitions set forth in the Amended Agreement.

            2. Buyer and Seller acknowledge that as of December 31, 1997, the Remaining Inventory Value of Locker Inventory (as defined in
                  Section 3(f) of the Amended Agreement) was $1,301,339.19. In accordance with the provisions of Section 3(f) of the Amended Agreement, Buyer has paid to Seller the sum of $41,753.19, receipt of which is acknowledged by Seller.


            Such $41,753.19 payment is calculated as follows:

            Actual Inventory 12/31/97                            $1,301,339.19
            Remaining Inventory Value 1/1/97                      1,259,586.00
                                                                 -------------
            Payment Due from Buyer to Seller                   $     41,753.19
                                                               ===============


            3. Buyer and Seller agree that Locker Inventory determined on a pro forma basis as of December 31, 1997 as if all payments required under Section 2 hereof had been made as of that date was $1,301,339.19 (i.e. Remaining Locker Inventory as of January 1, 1997 of $1,259,586 plus the $41,753.19 payment made by Buyer under Section 2 hereof).


            4. Except as expressly provided herein, the Amended Agreement shall remain unamended and in full force and effect.

            WITNESS the due execution hereof.

                                          SIGNORE, INC.


                                          By  /s/ Alexander Ditonto
                                             ----------------------------------
                                          Title: Chairman and Chief Executive
                                                 Officer


                                          AMERICAN LOCKER SECURITY SYSTEMS, INC.


                                          By  /s/ Harold J. Ruttenberg
                                             ---------------------------------
                                          Title: Chairman, Chief Executive
                                                 Officer and
                                                 Treasurer