Form 10QSB
period 1998-09-30
AMERICAN LOCKER GROUP INC
filed 1998-10-29
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR
(  )  TRANSITION REPORT  UNDER SECTION  13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
      TRANSITION PERIOD FROM           TO
                             ---------    ---------

Commission file number 0-439

                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

         DELAWARE                                   16-0338330
     (State of other                     (IRS Employer Identification Number)
 jurisdiction of incorporation
  or organization)

                      608 ALLEN STREET, JAMESTOWN, NY 14701
                    (Address of principal executive offices)


                                 (716) 664-9600
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: October 29, 1998

                    Common Stock $1.00 par value - 2,422,772

Transitional Small Business Disclosure (check one) Yes /   /       No  / X /

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                               September 30,   December 31,
                                                                   1998            1997
                                                                   ----            ----
Assets
Current assets:
  Cash and cash equivalents                                    $ 3,514,026     $ 1,154,045
  Accounts and notes receivable, less allowance for
    doubtful accounts (1998 $65,584;
    1997 $423,733)                                               6,331,008       4,519,710
  Inventories                                                    3,214,334       3,636,528
  Prepaid expenses                                                 220,420          89,656
  Prepaid federal, state and foreign income taxes                        0          32,515
  Deferred income taxes                                            576,861         576,861
                                                               -----------     -----------
Total current assets                                            13,856,649      10,009,315

Property, plant and equipment:
  Land                                                                 500             500
  Buildings                                                        389,179         511,649
  Machinery and equipment                                        8,272,802       8,004,338
                                                               -----------     -----------
                                                                 8,662,481       8,516,487
  Less allowances for depreciation and
    amortization                                                 7,573,729       7,267,199
                                                               -----------     -----------
                                                                 1,088,752       1,249,288

Deferred income taxes                                              145,122           5,122
                                                               -----------     -----------

Total assets                                                   $15,090,523     $11,263,725
                                                               ===========     ===========




               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                           September 30,    December 31,
                                                               1998             1997
                                                               ----             ----
Liabilities and stockholders' equity
Current liabilities:
  Demand note payable                                      $         0      $   850,000
  Accounts payable:
    Trade                                                    1,279,265          737,467
    Related party                                              237,323          434,565
                                                           -----------      -----------
                                                             1,516,588        1,172,032
  Commissions, salaries, wages and taxes thereon               174,501          330,956
  Other accrued expenses                                     1,635,087          435,232
  Current portion of long-term debt                            663,000          663,000
                                                           -----------      -----------
Total current liabilities                                    3,989,176        3,451,220

Long-term obligations:
  Long-term debt                                             1,933,750        2,431,000
  Pension benefits                                             660,021          322,521
  Postretirement benefits                                      139,839          139,839
                                                           -----------      -----------
                                                             2,733,610        2,893,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued and outstanding shares --- 2,422,772
    in 1998 and 2,405,780 in 1997                            2,422,772        2,405,780
  Other capital                                                 84,617                0
  Retained earnings                                          6,062,511        2,662,445
  Foreign currency translation adjustment                     (202,163)        (149,080)
                                                           -----------      -----------
Total stockholders' equity                                   8,367,737        4,919,145
                                                           -----------      -----------
Total liabilities and stockholders' equity                 $15,090,523      $11,263,725
                                                           ===========      ===========

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                   Three Months Ended September 30,
                                                         1998            1997
                                                         ----            ----

Net sales                                            $15,422,935     $ 6,906,402
Cost of products sold                                 11,317,491       4,862,030
                                                     -----------     -----------
                                                       4,105,444       2,044,372
Selling, administrative and general expenses           2,113,731       1,303,113
                                                     -----------     -----------
                                                       1,991,713         741,259

Interest income                                           24,667          16,856
Other income--net                                        104,600          26,210
Interest expense                                         (62,016)        (42,367)
                                                     -----------     -----------
Income before income taxes                             2,058,964         741,958
Income taxes                                             825,457         318,071
                                                     -----------     -----------
Net Income                                           $ 1,233,507     $   423,887
                                                     ===========     ===========


Earnings per share of common stock:
  Basic                                                   $ 0.51          $ 0.15
                                                            ====            ====
  Diluted                                                   0.48            0.14
                                                            ====            ====
Dividends per share of common stock:                      $ 0.00          $ 0.00
                                                            ====            ====

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                   Nine Months Ended September 30,
                                                        1998             1997
                                                        ----             ----

Net sales                                           $36,817,468       $19,912,975
Cost of products sold                                26,019,296        13,916,937
                                                    -----------       -----------
                                                     10,798,172         5,996,038
Selling, administrative and general expenses          5,284,536         3,923,655
                                                    -----------       -----------
                                                      5,513,636         2,072,383

Interest income                                          60,798            32,202
Other income--net                                       236,483           100,607
Interest expense                                       (192,739)         (103,154)
                                                    -----------       -----------
Income before income taxes                            5,618,178         2,102,038
Income taxes                                          2,208,367           900,372
                                                    -----------       -----------
Net Income                                          $ 3,409,811       $ 1,201,666
                                                    ===========       ===========


Earnings per share of common stock:
  Basic                                                  $ 1.41            $ 0.39
                                                         ======            ======
  Diluted                                                  1.34              0.38
                                                         ======            ======
Dividends per share of common stock:                     $ 0.00            $ 0.00
                                                         ======            ======


See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                           Nine Months Ended September 30,
                                                                1998             1997
                                                                ----             ----

Operating activities
Net                                                         $ 3,409,811      $ 1,201,666
income
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                             518,785          446,740
      Loss (gain) on disposition of property,
        plant and equipment                                           0              490
      Deferred income taxes (credits)                          (140,000)               0
      Pension benefits                                          337,500                0
      Change in assets and liabilities:
        Accounts and notes receivable                        (1,811,298)        (558,025)
        Inventories                                             422,194         (396,901)
        Prepaid expenses                                       (130,764)          52,859
        Accounts payable and accrued expenses                 1,387,956          795,032
        Prepaid income taxes                                     32,515                0
                                                            -----------      -----------
Net cash provided by operating activities                     4,026,699        1,541,861

Investing activities
Purchase of property, plant and equipment                      (367,896)        (154,033)
Proceeds from sale of property, plant and                             0            3,913
   equipment                                                -----------      -----------
Net cash used in investing activities                          (367,896)        (150,120)

Financing activities
Payment under long-term debt agreement                         (850,000)        (405,250)
Additional long-term borrowing                                        0        2,365,000
Net repayment under line of credit                             (497,250)      (1,125,000)
Common stock purchased and retired                                  (98)      (2,509,845)
Stock options exercised                                         101,609                0
                                                            -----------      -----------
New cash used in financing activities                        (1,245,739)      (1,675,095)
Effect of exchange rate changes on cash                         (53,083)          (6,369)
                                                            -----------      -----------
Net increase (decrease) in cash                               2,359,981         (289,723)
Cash and cash equivalents at beginning of period              1,154,045        1,229,222
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $ 3,514,026      $   939,499
                                                            ===========      ===========

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                              $   192,739      $   103,154
                                                            ===========      ===========
      Income Taxes                                          $ 2,068,604      $   641,938
                                                            ===========      ===========


See accompanying notes.


Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries


 1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of the Company, include all adjustments, consisting of normal recurring ccruals, considered necessary for a fair presentation of such condensed financial statements. The condensed financial statements do not include all information and footnotes normally associated with statements of results of operations, financial condition, and cash flows prepared in conformity with generally accepted accounting principles.


2. Provision for income taxes is based upon the estimated annual effective tax rate.


3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods.

    The Company instituted a four-for-one stock distribution whereby three new shares were distributed on June 25, 1998 for every one share outstanding on the June 4, 1998 record date. All share and per-share amounts in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect this distribution as have the total shares now outstanding and subject to option. After accounting for the stock distribution, basic and diluted weighted average shares outstanding were 2,419,098 (3,080,639 in 1997) and 2,549,251 (3,170,696 in 1997) for the nine month periods ended September 30, 1998, respectively.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.




                                            SEPTEMBER 30,           December 31,
                                                 1998                   1997
                                                 ----                   ----

          Raw materials                    $ 1,732,707               $ 1,041,732
          Work-in-process                    1,709,294                 1,559,037
          Finished goods                       606,150                 1,869,576
                                           -----------               -----------
                                           $ 4,048,151               $ 4,470,345

          Less allowance to
           reduce carrying
           value to LIFO
           basis                             (833,817)                 (833,817)
                                           -----------               -----------
                                           $ 3,214,334               $ 3,636,528
                                           ===========               ===========

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries


LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital, or the excess of current assets over current liabilities, at September 30, 1998 was $9,867,473, up $3,309,378 over working capital of $6,558,095 at December 31, 1997. The increased working capital resulted primarily from profitable operations during the first nine months of 1998. The ratio of current assets to current liabilities was 3.5 to 1 at September 30, 1998, as compared to a ratio of 2.9 to 1 at December 31, 1997. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

FIRST NINE MONTHS 1998 VS FIRST NINE MONTHS 1997

Sales for the first nine months of 1998 of $36,817,468 were up $16,904,493 or 84.9% compared to sales of $19,912,975 during the same period in 1997. Plastic locker sales to the United States Postal Service (USPS) accounted for $16,207,670 of increased sales and totaled $28,063,445 compared to $11,855,775 during the first nine months of 1997. Cluster Box Unit (CBUs) sales were $26,499,711 compared to $8,780,580 during the first nine months of 1997. Sales of Outdoor Parcel Lockers (OPLs) were $1,563,734 compared to $3,075,195 in the first nine months of 1997, a decline of $1,511,461 or 49.2%. This decline was anticipated and previously disclosed as all three model CBUs have parcel compartments built in thereby reducing the demand for separate parcel lockers.

The growth in sales of CBUs, $17,719,131 or 201.8% over last year's first nine months, is directly related to the implementation of USPS procurement policy that limits purchase of NDCBUs (the steel predecessor to plastic or aluminum
CBUs) in relation to the new CBUs and the Company's ability to maintain its dominant market share position. As previously reported, the USPS has extended the Company's national contract through April 14, 1999. Terms of the contract extension were finalized on April 14, 1998 and established prices and minimum quantities for the period April 15, 1998 through October 15, 1998.

Under this contract extension, the Company extended lower prices on CBUs in return for guaranteed minimum shipments of 15,000 CBUs. However, the contract extension stipulated that the minimum quantity, 15,000 CBUs, be shipped by August 1, 1998. The Company increased production rates and inventories on its CBU product line in order to meet the contract extension stipulation. As of June 30, 1998, the Company had shipped approximately 6,800 CBUs against the 15,000 unit minimum, leaving a balance of approximately 8,200 CBUs to ship against the minimum. The Company shipped all remaining 8,200 units during the third quarter thereby completing the 15,000 unit stipulation. The Company also received orders for an additional 5,700 CBUs, above and beyond the 15,000 minimum, which were shipped by September 30, 1998. CBU shipments by quarter were 6,600, 8,600 and 13,700 for the first, second and third quarters of 1998, respectively. Third quarter CBU shipments were positively affected by the Company's ability to deliver the 15,000 unit minimum, plus the additional 5,700 units within the USPS Just-In-Time (JIT) delivery requirement of 14 days.

Contract terms for the period October 15, 1998 through April 14, 1999 have been finalized with the USPS. The Company lowered its CBU prices approximately 1/3 of a percent (.33%) and the contracted minimum quantity for the period is one unit. The contract minimum is solely a legal minimum and is not indicative of USPS requirements. For Postal Fiscal Year 1999, the Company plans to allocate its resources and invest in CBU inventory to be in a position to continue to make timely shipments to satisfy possible USPS requirements on a level commensurate with past order history. Total demand is influenced by a number of factors over which the Company has no control, including but not limited to: Postal budgets, policies, and financial performance, domestic new housing starts, and the weather as these units are installed outdoors. As previously reported, the CBU is a modernization of the NDCBU and is now favored by USPS procurement policy. Also, the centralized delivery program, of which the CBU is an integral part, is a delivery cost reduction program for the USPS.

The Company believes that its CBU pricing is competitive and that its CBU product line continues to represent the best value when all factors, including quality of design and construction, long term durability and service are considered.

All other sales, metal and electronic were $8,754,023 for the first nine months of 1998 compared to $8,057,200 for the first nine months of 1997. This increase of $696,823 or 8.6% relates to a general increase in demand across all markets served by the Company.

Cost of products sold as a percentage of sales was 70.7% during the first nine months of 1998 compared to 69.9% in the first nine months of 1997. Decreased gross margins are directly related to product mix and CBU price concessions.

Selling, general and administrative costs for the first nine months of 1998 increased $1,360,881 over the same period in 1997 due to increased pension, compensation, freight, interest and legal expenses. Two extraordinary items accounted for approximately $678,000 of the $1,360,881 increase in S,G, & A expense. On July 1, Roy J. Glosser, President and Chief Operating Officer was granted and exercised stock appreciation rights (SAR's) which resulted in $328,000 of additional compensation expense during the third quarter. The Company also provided the full valuation of $350,000 for the supplemental executive retirement program (SERP) for Harold J. Ruttenberg, Chairman and Chief Executive Officer. Selling, general and administrative expense as a percent of sales was 14.4% down from 19.7% during the first nine months of 1997. The decrease as a percentage of sales relates to increased sales volume.

Other income - net of $236,483 in the first nine months of 1998 was up $135,876 from the same period in 1997.

Interest expense in the first nine months of 1998 increased $89,585 from the same period in 1997 as a result of higher outstanding debt.


THIRD QUARTER 1998 VS THIRD QUARTER 1997

Third quarter sales were $15,422,935 up $8,516,533 or 123.3% from the same period in 1997. Plastic locker sales of $12,990,782 were up 196.4% or $8,608,476 over 1997's third quarter sales of $4,382,306. Sales of other products, metal and electronic lockers, were $2,432,153 during the third quarter of 1998, 3.6% or $91,943 lower than 1997's third quarter.

Cost of products sold as a percentage of sales was 73.4% during the third quarter of 1998 compared to 70.4% during the third quarter of 1997.

Selling, administrative and general expenses as a percent of net sales was 13.7% during the third quarter of 1998 compared to 18.9% in the third quarter of 1997.


Other income - net of $104,600 in the third quarter of 1998 was up from $26,210 in the third quarter 1997.

Interest expense in the third quarter of $62,016 increased from $42,367 in the third quarter of 1997.


YEAR 2000 PROJECT UPDATE

The Year 2000 (Y2K) issue relates to the fact that many computers, computer programs, and embedded microchips support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999. The Company is aware of the issues and has actively pursued corrective action since late 1996. Following is a project status update as of September 30, 1998.

 A.  Assessment

     Assessment of the Company's Information Technology (IT) systems was completed in 1997. Based on results of the assessment, the Company determined that complete replacement of its IT system was the best course of action.

     Assessment of the Company's non-IT systems with embedded microchips (security systems, telephones, etc.) began in the first quarter of 1998 and is 75% complete based on labor hours expended. Assessment is scheduled for completion by December 31, 1998.

 B.  Renovation

     Renovation by replacement of the Company's IT system is proceeding on schedule. New IT software that is certified Y2K compliant has been purchased, installed, and modeled using actual Company data. The new IT system runs on a new Novell network of personal computers that is also certified Y2K compliant. Total project expenditures through September 3, 1998 were $120,000 for hardware, software, and implementation consulting fees. This represents over 50% of the total projected project cost.

     To date, no non-IT systems have been identified that require renovation.

 C.  Validation

     Validation and final testing of the new IT system is scheduled to begin with full-scale Company financial data starting December 1, 1998 and continue through the first quarter of 1999.

 D.  Implementation

     Final implementation of the new IT system is scheduled for the first quarter 1999, depending on validation results. However, our current IT system will run parallel until the new system is completely validated.

 E.  Third Party Assessment


     The Company surveyed its entire vendor base during the third quarter of 1998. Final results will be compiled during the fourth quarter 1998. However, the Company has verified that its major vendors are working towards Y2K compliance and that reasonable contingency plans are in place to allow the Company's production of its products to continue. Also, the Company as normal policy, maintains adequate inventory of all but the most expensive components (those supplied by vendors noted above) to safeguard against short term interruptions. No single customer's failure to address the Y2K issue, other than the United States Postal Service (USPS), would have a material effect on the Company.

RISKS

The United States Postal Service (USPS) is the only customer that independently could have a material effect on the operations and financial condition of the Company. However, through information available to the public on the USPS internet home page the Company has verified that the Y2K issue is a high priority project for the USPS and therefore risk of interruption in business relations with the Company should be reduced. The Company believes that full implementation of the new IT system and completion of its Y2K project as scheduled should reduce the possibility of significant interruptions of normal operations.

The forward looking statements contained in the Year 2000 Project Update should be read in conjunction with the Company's disclosures under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


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


Part II

Item 1.  Legal Proceedings

In September 1998, the Company was named as an additional defendant in several cases pending in state court in Massachusetts. The plaintiffs in each such case assert that a former division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.




Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 27.1  Financial Data Schedule dated September 30, 1998

           Exhibit 27.2  Financial Data Schedule dated September 30, 1997


      (b)  Reports on Form 8-K

           On August 15, 1998, the Company filed a Report on Form 8-K announcing the death of Harold J. Ruttenberg, Chairman, Chief Executive Office and Treasurer.

           On September 3, 1998, the Company filed a Report on Form 8-K announcing the appointment by the Board of Directors of Edward F. Ruttenberg as Chairman and Chief Executive Officer, Roy J. Glosser as Treasurer in addition to President and Chief perating Officer and Wayne L. Nelson as Principal Accounting Officer.

                                S I G N A T U R E






 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERICAN LOCKER GROUP INCORPORATED
                                     (Registrant)




                                      /s/ Edward F. Ruttenberg
                                      ------------------------------------------
                                      Edward F. Ruttenberg
                                      Chairman and Chief Executive Officer










Date:  OCTOBER 29, 1998

                                  EXHIBIT INDEX



                                                                 Prior Filing
                                                                 or Sequential
              EXHIBIT NO.           EXHIBIT INDEX                Page NO. HEREIN
              -----------           -------------                ---------------

                27.1         Financial Data Schedule dated            15
                             September 30, 1998

                27.2         Financial Data Schedule dated            16
                             September 30, 1997