Form 10KSB
period 1998-12-31
AMERICAN LOCKER GROUP INC
filed 1999-03-18
CIK 8855

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 1998

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________
                          Commission file number 0-439

                       American Locker Group Incorporated
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                               16-0338330
--------------------------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

    608 Allen Street, Jamestown, New York                      14701-3966
--------------------------------------------------------------------------------
    Address of principal executive offices)                     (Zip Code)

Issuer's  telephone number  1-716-664-9600
                           -----------------------------------------------------
Securities  registered under Section 12(b) of the Exchange Act:

Title of each class              Name of each exchange on which registered

      NONE
---------------------------      -----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $1.00 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $45,011,327.

     Issuers aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 11, 1999: $19,020,798.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,498,772 shares common stock ($1.00 par value) as of March 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 13, 1999, are incorporated by reference into Part III.

     Transitional Small Business Disclosure Form (check one): / / Yes /X/ No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

American Locker Group Incorporated (the "Company") is engaged primarily in the sale and rental of lockers. This includes coin, key and electronically controlled checking lockers and related locks and plastic centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic centralized mail and parcel distribution lockers are sold to the United States Postal Service ("USPS") for use in centralized mail and parcel delivery in new housing and industrial developments, as well as replacement of older style lockers in existing locations.

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

The Company has developed a polycarbonate all-weather parcel locker for the United States Postal Service, and has shipped over 151,000 of the units from March 1989 through March 5, 1999. Cluster Box Units, i.e. (combination letter box - CBU), are plastic parcel and letter units for the United States Postal Service which have been approved and field tested. In November 1994, the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. Type One and Type Two CBUs are approved and included in the current contract. As of March 5, 1999, Cluster Box Units with aggregate invoice prices in excess of $70,000,000 have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by The Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the United States Postal Service.

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

RAW MATERIALS

Present sources of supplies and raw materials incorporated into the Company's metal and plastic lockers and locks are generally considered to be adequate and are currently available in the market place. The Company's supplier of polycarbonate plastic which is used in the parcel lockers and CBUs entered this market in March 1992 and is presently supplying this raw material which meets strict specifications imposed by the United States Postal Service. In the event the present supplier declines to continue to supply this material, the Company would be required to seek an alternate source of supply.

The Company's metal lockers are manufactured by Signore Inc. pursuant to the Manufacturing Agreement, except for the locks which are manufactured by ALSSI.

PATENTS

The Company owns a number of patents, none of which it considers material to the conduct of its business.

EMPLOYEES

The Company actively employed 135 individuals as of December 31, 1998, in its businesses of whom 47 are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

RESEARCH AND DEVELOPMENT

The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $17,081, $48,735, and $44,634 in 1998, 1997 and 1996, respectively, for such activity in its continuing businesses, which does not include new product development costs.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

Based on the information available to it, the Company believes that it is in compliance with present federal, state and local environmental laws and regulations.

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

GENERAL

Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

During 1998, 1997 and 1996, one customer, the United States Postal Service, accounted for 76.9%, 69.2% and 61.8% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                  YEAR FIRST
                                                                    ASSUMED
    NAME                  AGE     OFFICE HELD WITH COMPANY         POSITION
--------------------------------------------------------------------------------

Edward F. Ruttenberg        52    Chairman of the Board and          1998
                                  Chief Executive Officer

Roy J. Glosser              38    President, Chief Operating         1996
                                  Officer and Treasurer

Mr. E.F. Ruttenberg has been employed in his positions since September, 1998. Prior to that date he served as Vice Chairman of the Company. Mr. Glosser assumed his position as President and Chief Operating Officer in May 1996 and became Treasurer in September 1998. Prior to that date, Mr. Glosser served as Vice President - Operations of the Company since 1995 and has been employed by the Company since 1992 in operations and product development.

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

Jamestown, NY        American Locker Security          30,200*       Assembly and
                       Systems, Inc.                                  Warehouse

Pittsburgh, PA       Executive Office                     500*       Office space

Ellicottville, NY    American Locker Security          12,800        Lock manufactur-
                       Systems, Inc. - Lock Shop                      ing service and
                                                                      repair

Toronto, Ontario     Canadian Locker Company, Ltd.      4,000*       Coin-operated
                                                                      lockers and
                                                                      locks

Toronto, Ontario     Canadian Locker Company, Ltd.      3,000*       Warehouse

                                                       ------
                                     TOTAL             87,500
                                                       ======

The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 1999 through 2001.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, four female former employees of the Company alleged in suits entitled Derr et al. v. American Locker Group, Inc., 94-CV-0515S(M), (US District Court for Western District of New York) that they were the victims of sex discrimination in their terminations and/or compensation and sought unspecified damages. As previously disclosed, the Court granted summary judgement in favor of the Company and dismissed the claims of three of the four plaintiffs on March 25, 1998. On June 4, 1998, the Company entered into a settlement with the remaining plaintiff whereby the Company paid a monetary sum of $400,000 in full settlement of all claims of the remaining plaintiff. The amount of the settlement had previously been accrued on the books of the Company

In September 1998 and subsequent months, the Company was named as an additional defendant in 32 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1998.

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

                                PER COMMON SHARE
                                  MARKET PRICE

                                                             DIVIDEND
     1997                  HIGH             LOW              DECLARED
     ----                  ----             ----             --------

First Quarter            $  3.50          $ 3.25               $0.00
Second Quarter              3.56            2.8125              0.00
Third Quarter               6.00            3.00                0.00
Fourth Quarter              7.00            4.57                0.00
                                                               -----
Total                                                          $0.00
                                                              ======

                                                             DIVIDEND
     1998                  HIGH             LOW              DECLARED
     ----                  ----             ----             --------

First Quarter            $12.75           $ 6.188              $0.00
Second Quarter            39.00           11.50                 0.00
Third Quarter             37.75           10.50                 0.00
Fourth Quarter            30.75           18.00                 0.00
                                                               -----
Total                                                          $0.00
                                                              ======

As of March 12, 1999, the Company had 1,386 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 4 to the financial statements included in Item 7 of this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

In 1998, consolidated sales of $45,011,327 increased 54% over 1997 sales of $29,295,327. Income before income taxes rose 106% to $7,103,364 compared to $3,454,508 in 1997. Sales of the Company's plastic lockers to the United States Postal Service (USPS) increased 76% from $19,112,209 in 1997 to $33,610,788 in 1998. Revenues from the Company's other non-plastic locker products increased 12% from $10,183,324 in 1997 to $11,400,539 in 1998.

Consolidated cost of sales as percentage of sales remained at 70.0% in 1998 compared to 70.0% in 1997. Gross margin gains due to higher volume efficiencies on Cluster Box Units (CBUs) were offset by price concessions to the USPS.

The Company's present contract with the USPS covers all three types of CBUs and the Outdoor Parcel Locker (OPL). The contract was originally awarded March 27, 1996, for a period of one year. The USPS exercised two one-year options to extend the contract to mid-April 1998 and mid-April 1999 respectively. During 1998 the Company delivered approximately 34,000 CBUs (all three types combined) and approximately 8,000 OPLs. The USPS has instituted and maintained a procurement policy since October 1997 that strictly limits purchase of NDCBUs (the steel predecessor to plastic or aluminum CBUs) in relation to the new CBUs. Shipments of CBUs increased dramatically in 1998 due to execution of this policy and the Company's ability to maintain its market share position.

The USPS has advised the Company that it will exercise the third of four one year options extending the contract to mid-April 2000. Prices and quantities under the contract renewal have not been finalized and are subject to negotiation. The USPS has also notified its procurement offices nationwide that effective mid-September 1999 all NDCBUs will be decertified. This policy when instituted will eliminate the purchase and installation of NDCBUs. This notice was also sent to all three CBU vendors, including our two competitors, both of whom produce NDCBUs and CBUs. The Company does not produce NDCBUs. The Company believes its CBU product line continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Selling, administrative and general expenses of $6,608,376 during 1998 increased 29% from the $5,119,905 in 1997. Two unusual items accounted for approximately $727,000 of the $1,488,471 increase in selling, administrative and general expenses. On July 1, 1998, Roy J. Glosser, President and Chief Operating Officer was granted and exercised stock appreciation rights (SARs) which resulted in $327,000 of additional compensation expense. The Company also expensed $400,000 to provide for the full valuation of the supplemental executive retirement program (SERP) for Harold J. Ruttenberg, former Chairman and Chief Executive Officer. The remainder of the increase in selling, administrative and general expense includes increased costs for compensation, selling expenses, freight, and legal expenses. The previously disclosed settlement with the remaining plaintiff of Derr et al v. American Locker Group Inc., 94-CV-05155(M), for a monetary sum of $400,000 was fully reserved and had no effect on the Company's results of operations in 1998.

Interest income increased to $102,826 in 1998 compared to $51,270 in 1997 due to improvements in daily cash management procedures and higher balances available for overnight investment. Total other income was $322,742 in 1998 as compared to other expense of $56,762 in 1997.

Interest expense increased to $231,875 in 1998 from $181,678 recorded in 1997. The increase in interest expense relates to higher average outstanding debt in 1998. However, in October 1998 the Company retired $1,813,421 of debt related to the repurchase of a large block of Company stock in 1997.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

In 1997 consolidated sales of $29,295,533 increased 30% over 1996 sales of $22,517,589. Income before income taxes rose 90% to $3,454,508 compared to $1,819,184 in 1996. Sales of the Company's plastic lockers to the United States Postal Service (USPS) increased 51% from $12,658,767 in 1996 to $19,112,209 in 1997. Revenues from the Company's other non-plastic locker products increased 3% from $9,858,822 in 1996 to $10,183,324 in 1997.

Consolidated cost of sales as a percentage of sales decreased slightly to 70.0% in 1997 from 70.1% in 1996. Gross margin gains due to higher volume efficiencies on Cluster Box Units (CBUs) were mostly offset by price concessions to the USPS.

As stated earlier, the Company's present contract with the USPS covers all three types of CBUs and the Outdoor Parcel Locker (OPL). The contract was awarded March 27, 1996 for a period of one year expiring April 14, 1997. On April 16, 1997 the USPS exercised the first of four one-year options to extend the contract to April 14, 1998. During 1997 the Company delivered approximately 16,000 CBUs (all three types combined) and approximately 16,000 OPLs. As previously announced, the USPS instituted procurement policy that strictly limits purchase of NDCBUs (the steel predecessor to plastic or aluminum CBUs) in relation to the new CBUs. Fourth quarter 1997 CBU shipments increased dramatically due to execution of this policy and the Company's ability to maintain its dominant market share position.

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

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.94 to 1 and 2.90 to 1 at the end of 1998 and 1997, respectively. Working capital, or the excess of current assets over current liabilities, was $9,117,071 at December 1998 and $6,558,095 at December 31, 1997. The increase in working capital resulted primarily from the increased business activity with the USPS. In 1998 the Company's operations generated $3,787,098 of cash. Principally, operating cash was utilized, to retire long-term debt of $1,813,421, to meet scheduled debt payments, to pay down the line of credit and to purchase equipment. The Company also has a $3,000,000 line-of-credit available to assist in satisfying future operating cash needs, if required. However, the Company anticipates that it will generate positive cash flow from operations in 1999.

At December 31, 1998, the outstanding balance of the remaining term loan was $733,333, payable at $16,667 per month plus interest.

The Company's policy is to maintain modern equipment and adequate capacity. During 1998, 1997 and 1996, the Company expended $537,000, $520,000, and
$234,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations. In addition, 1999 capital expenditures are also expected to be financed from operations.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge),
(2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. This new standard must be adopted for year 2000 financial reporting. At this time, management does not believe that the pronouncement will impact the Company's financial statements.

YEAR 2000 PROJECT UPDATE

The Year 2000 (Y2K) issue relates to the fact that many computers, computer programs, and embedded microchips support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999. The Company is aware of the issues and has actively pursued corrective action since late 1996. Following is a project status update as of December 31, 1998.

A.   Assessment

     Assessment of the Company's Information Technology (IT) systems was completed in 1997. Based on results of the assessment, the Company determined that complete replacement of its IT system was the best course of action.

     Assessment of the Company's non-IT systems with embedded microchips (security systems, telephones, etc.) began in the first quarter of 1998 and is now complete. No systems required renovation and none are critical to the Company's production process.

B.   Renovation

     Renovation by replacement of the Company's IT system is proceeding on schedule. New IT software that is certified Y2K compliant has been purchased, installed, and modeled using actual Company data. The new IT system is running on a new Novell network of personal computers that is also certified Y2K compliant.

     Total project expenditures through December 31, 1998 were $150,000 for hardware, software, and implementation consulting fees. This represents over 60% of the total projected project cost.

C.   Validation

     Validation and final testing of the new IT system has commenced with full-scale Company data starting January 1, 1999 and will continue through the first quarter of 1999.

D.   Implementation

     Final implementation of the new IT system is scheduled for the second quarter 1999, depending on validation results. However, our current IT system will run parallel until the new system is completely validated.

E.   Third Party Assessment

     The Company surveyed its entire vendor base during the third quarter of 1998. Final results were compiled during the fourth quarter 1998. The Company has verified that its major vendors are working towards Y2K compliance and that reasonable contingency plans are in place to allow the Company's production of its products to continue. Also, the Company as normal policy, maintains adequate inventory of all but the most expensive components (those supplied by vendors noted above) to safeguard against short term interruptions. The Company has also built and will maintain a large inventory of completed CBUs in order to ensure on-time deliveries to the USPS in spite of any Y2K related interruptions in production. No single customer's failure to address the Y2K issue, other than the United States Postal Service (USPS), would have a material effect on the Company.

WORST CASE RISKS AND CONTINGENCY PLANS

In 1998, the Company's contract with the United States Postal Service (USPS) accounted for over 70% of the Company's revenues. Any interruption or slowing of USPS orders or payments as a result of Y2K related issues would have a material adverse effect on the Company's results of operations, liquidity, and/or financial condition. However, through communication with the USPS and assessment of USPS representations related to their Y2K project status, the Company does not anticipate Y2K related interruptions in USPS orders or payments.

In the event that a Y2K related slowdown or stoppage in USPS orders does occur, the Company has a contingency plan whereby CBU inventory levels would be reduced and orders for incoming materials would be delayed or cancelled in order to free working cash. The Company's $3,000,000 line of credit, as well as other financial instruments, may be utilized if necessary.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Report of Independent Auditors


Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/Ernst & Young, LLP



Buffalo, New York
February 17, 1999


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                  DECEMBER 31,
                                                             1998              1997
                                                         ------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                               $ 1,188,007      $ 1,154,045
  Accounts and notes receivable, less allowance
   for doubtful accounts of $216,062 in 1998 and
   $438,784 in 1997                                         4,062,802        4,519,710
  Inventories                                               6,312,131        3,636,528
  Prepaid expenses                                            150,808           89,656
  Prepaid federal, state and foreign                                0           32,515
   income taxes
  Deferred income taxes                                       501,477          576,861
                                                          -----------      -----------
Total current assets                                       12,215,225       10,009,315

Property, plant and equipment:
  Land                                                            500              500
  Buildings                                                   388,795          511,649
  Machinery and equipment                                   8,408,983        8,004,338
                                                          -----------      -----------
                                                            8,798,278        8,516,487
  Less allowances for depreciation and
   amortization
                                                            7,681,632        7,267,199
                                                          -----------      -----------
                                                            1,116,646        1,249,288

Deferred income taxes                                         137,645            5,122
                                                          -----------      -----------

Total assets                                             $ 13,469,516     $ 11,263,725
                                                          ===========      ===========



                                                                          DECEMBER 31
                                                                    1998              1997
                                                               -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Demand note payable                                          $          0       $    850,000
  Accounts payable                                                1,574,809          1,172,032
  Commissions, salaries, wages and taxes thereon                    639,822            330,956
  Other accrued expenses                                            600,582            435,232
  Federal, state and foreign income taxes payable                    82,941                  0
  Current portion of long-term debt                                 200,000            663,000
                                                               ------------       ------------
Total current liabilities                                         3,098,154          3,451,220

Long-term obligations:
  Long-term debt                                                    533,333          2,431,000
  Pension  and other benefits                                       573,973            462,360
                                                               ------------       ------------
                                                                  1,107,306          2,893,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued and outstanding shares --- 2,422,772
    in 1998 and 2,405,780 in 1997                                 2,422,772          2,405,780
  Other capital                                                      74,867                  0
  Retained earnings                                               6,976,987          2,662,445
  Foreign currency translation adjustment                          (210,570)          (149,080)
                                                               ------------       ------------
Total stockholders' equity                                        9,264,056          4,919,145
                                                               ------------       ------------



Total liabilities and stockholders' equity                     $ 13,469,516       $ 11,263,725
                                                               ============       ============


SEE ACCOMPANYING NOTES.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                        YEAR ENDED DECEMBER 31
                                                1998            1997              1996
                                           -----------------------------------------------

Net sales                                  $ 45,011,327     $ 29,295,533      $ 22,517,589
Cost of products sold                        31,493,280       20,533,950        15,791,956
                                           -----------------------------------------------
                                             13,518,047        8,761,583         6,725,633
Selling, administrative and
  general expenses                            6,608,376        5,119,905         4,989,497
                                           -----------------------------------------------
                                              6,909,671        3,641,678         1,736,136

Interest income                                 102,826           51,270            43,270
Other (expense) income - net                    322,742          (56,762)          248,605
Interest expense                               (231,875)        (181,678)         (208,827)
                                           -----------------------------------------------
Income before income taxes                    7,103,364        3,454,508         1,819,184
Income taxes                                  2,788,822        1,342,033           674,352
                                           -----------------------------------------------
Net income                                 $  4,314,542     $  2,112,475      $  1,144,832
                                           ===============================================



Earnings per share of common stock:
  Basic                                          $ 1.78           $  .72           $  .35
                                           ==============================================
  Diluted                                        $ 1.70           $  .70           $  .35
                                           ==============================================

Dividends per share of common stock:             $ 0.00           $ 0.00           $ 0.00
                                           ==============================================


SEE ACCOMPANYING NOTES.


                                        American Locker Group Incorporated and Subsidiaries

                                          Consolidated Statements of Stockholders' Equity

                                                                                                ACCUMULATED
                                                                                                   OTHER            TOTAL
                                               COMMON            OTHER           RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                                STOCK           CAPITAL          EARNINGS          INCOME           EQUITY
                                            ----------------------------------------------------------------------------------
Balance at January 1, 1996                   $ 3,274,500      $ 1,258,805      $    44,476      $  (113,715)     $ 4,464,066
  Comprehensive income:
      Net income                                                        -        1,144,832                -        1,144,832
      Other comprehensive income:
      Foreign currency translation                                      -                -             (872)            (872)
                                                                                                                  ----------
  Total comprehensive income                                                                                       1,143,960
  Common stock purchased
      and retired (74,404 shares)                (74,404)        (175,475)               -                -         (249,879)
                                             --------------------------------------------------------------------------------
Balance at December 31, 1996                   3,200,096        1,083,330        1,189,308         (114,587)       5,358,147
  Comprehensive income:
      Net income                                       -                -        2,112,475                -        2,112,475
      Other comprehensive income:
      Foreign currency translation                                                                  (34,493)         (34,493)
                                                                                                                  ----------
  Total comprehensive income                                                                                       2,077,982
  Common stock purchased
      and retired (794,316 shares)             (794,316)       (1,083,330)        (639,338)               -       (2,516,984)
                                             --------------------------------------------------------------------------------
Balance at December 31, 1997                  2,405,780                 -        2,662,445         (149,080)       4,919,145
  Comprehensive income:
      Net income                                      -                 -        4,314,542                -        4,314,542
      Other comprehensive income:
      Foreign currency translation                    -                 -                -          (61,490)         (61,490)
                                                                                                                  ----------
  Total comprehensive income                                                                                       4,253,052
  Common stock issued (17,000 shares)            17,000             8,063                -                -           25,063
  Tax benefit of exercised
      stock options                                   -            66,894                -                -           66,894
  Common stock purchased and retired
   (8 shares)                                        (8)              (90)               -                -              (98)
                                             --------------------------------------------------------------------------------
Balance at December 31, 1998                $ 2,422,772       $    74,867      $ 6,976,987      $  (210,570)     $ 9,264,056
                                             ================================================================================


SEE ACCOMPANYING NOTES.



                         American Locker Group Incorporated and Subsidiaries

                                Consolidated Statements of Cash Flows


                                                                YEAR ENDED DECEMBER 31
                                                       1998              1997              1996
                                                   -----------------------------------------------

OPERATING ACTIVITIES
Net income                                         $ 4,314,542       $ 2,112,475       $ 1,144,832
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization                       646,379           600,632           622,392
   Loss (gain) on disposition of
     property, plant and equipment                       1,265               490           (20,224)
   Deferred income tax credits                         (57,139)           (7,467)         (124,245)
   Pension and other benefits                          311,613            58,040            46,106
   Change in assets and liabilities:
     Accounts and notes receivable                     438,478        (1,164,644)          461,028
     Inventories                                    (2,675,794)         (296,860)         (564,015)
     Prepaid expenses                                  (62,058)            7,603            46,090
     Accounts payable and accrued expenses             687,462           154,526          (280,424)
     Income taxes                                      182,350            (3,529)         (859,005)
                                                   -----------------------------------------------
Net cash provided by operating activities            3,787,098         1,461,266           472,535

INVESTING ACTIVITIES
Purchase of property, plant and equipment             (536,819)         (520,358)         (234,621)
Proceeds from sale of property, plant and
equipment                                                9,426             3,702            43,104
                                                   -----------------------------------------------
Net cash used in investing activities                 (527,393)         (516,656)         (191,517)

FINANCING ACTIVITIES
Net repayment under line of credit                    (850,000)         (275,000)         (275,000)
Long-term debt borrowings                                    -         3,315,000         1,000,000
Long-term debt repayments                           (2,360,667)         (600,000)
Common stock issued                                     25,063                 -                 -
Common stock purchased and retired                         (98)         (249,879)
                                                   -----------------------------------------------
Net cash used in financing activities               (3,185,702)         (997,984)         (124,879)
Effect of exchange rate changes on cash                (40,041)          (21,803)           (7,404)
                                                   -----------------------------------------------
Net (decrease) increase in cash                         33,962           (75,177)          148,735
Cash and cash equivalents at beginning
  of year                                            1,154,045         1,229,222         1,080,487
                                                   -----------------------------------------------
Cash and cash equivalents at end of year           $ 1,188,007       $ 1,154,045       $ 1,229,222
                                                   ===============================================
Supplemental cash flow information:
  Cash paid during the year for:
   Interest                                        $   240,600       $   172,953       $   208,827
                                                   ===============================================

   Income taxes paid                               $ 2,665,587       $ 1,345,562       $ 1,650,823
                                                   ===============================================

SEE ACCOMPANYING NOTES.



               American Locker Group Incorporated and Subsidiaries
                         Notes to Consolidated Financial

                                December 31, 1998


1. BASIS OF PRESENTATION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. Less than five percent of the Company's revenues are derived from sales to distributors. No distributor stocks a material inventory of the Company's products and no distributor has the right of return.

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

EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, under SFAS 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options resulting in an increase in outstanding shares.

FOREIGN CURRENCY

The assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at current exchange rates. Revenue and expense accounts are translated at weighted average exchange rates prevailing during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's borrowings also approximate fair value.

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation  plan in  accordance  with the  intrinsic  value  based  method  of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost for stock options is recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain  items  in  the  December  31,  1997  financial   statements  have  been
reclassified to conform to the December 31, 1998 presentation.


3. INVENTORIES

Inventories consist of the following:

                                                              DECEMBER 31
                                                          1998          1997
                                                     --------------------------

Finished products                                    $  1,763,210   $ 1,041,732
Work-in-process                                         2,023,542     1,559,037
Raw materials                                           2,985,888     1,869,576
                                                     --------------------------
                                                        6,772,640     4,470,345
Less allowance to reduce to LIFO basis                   (460,509)     (833,817)
                                                     --------------------------
Net inventories                                      $  6,312,131   $ 3,636,528
                                                     ==========================



               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


4. DEBT

Long-term debt consists of the following:

                                                              DECEMBER 31
                                                          1998          1997
                                                      --------------------------
Note payable to bank, unsecured, payable through
  August 31, 2002 at $16,667 per month plus
  interest at prime plus .15% (7.90% at
  December 31, 1998)                                  $  733,333     $  933,333
Note payable to bank, unsecured, with interest at
  prime plus .25%                                              -      2,160,667
                                                      --------------------------
Total long-term debt                                     733,333      3,094,000
Less current portion                                     200,000        663,000
                                                      --------------------------
Long-term portion                                     $  533,333     $2,431,000
                                                      ==========================

The credit agreement underlying the note payable to bank requires the maintenance of certain levels of net worth and working capital and requires the maintenance of a certain current ratio and ratio of liabilities to net worth. In addition, the credit agreement has restrictions on the payment of dividends. The Company was in compliance with these covenants at December 31, 1998.

Required principal payments on long-term obligations in each of the years through final maturity are as follows:
                           1999           $ 200,000
                           2000             200,000
                           2001             200,000
                           2002             133,333

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate. There were no borrowings outstanding under the line of credit at December 31, 1998. The weighted average interest rate on short-term borrowings outstanding during the year was 8.5%, 8.5%, and 8.3%, in 1998, 1997 and 1996, respectively.

5. OPERATING LEASES

The  Company   leases   several   operating   facilities   and  vehicles   under
non-cancelable operating leases. Future minimum lease payments consist of the following at December 31, 1998:

                    1999                  $  291,000
                    2000                     282,000
                    2001                     254,000
                                          ----------
                                          $  827,000
                                          ==========

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


5. OPERATING LEASES (CONTINUED)

Rent expense amounted to approximately $252,000, $360,000, and $351,000, in 1998, 1997 and 1996, respectively.


6. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

                                         1998           1997            1996
                                    --------------------------------------------

United States                        $ 7,055,116     $ 3,475,062    $ 1,802,858
Foreign income (loss)                     48,248         (20,554)        16,326
                                    --------------------------------------------
                                     $ 7,103,364     $ 3,454,508    $ 1,819,184
                                    ============================================

Significant components of the provision for income taxes are as follows:

                                         1998           1997            1996
                                    --------------------------------------------
Current:
  Federal                            $ 2,431,419    $ 1,162,327    $   670,960
  State                                  390,548        199,227        118,437
  Foreign                                 23,954        (12,054)         9,200
                                    --------------------------------------------
Total current                        $ 2,845,921      1,349,500        798,597

Deferred:
  Federal                                (48,569)        (6,347)      (105,608)
  State                                   (8,570)        (1,120)       (18,637)
                                    --------------------------------------------
                                         (57,139)        (7,467)      (124,245)
                                    ============================================
                                     $ 2,788,782    $ 1,342,033    $   674,352
                                    ============================================


The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                                1998        1997        1996
                                            ------------------------------------

Statutory income tax rate                        34%         34%         34%
State and foreign income taxes                    4           3           4
Other permanent differences                       1           2          (1)
                                            ------------------------------------
                                                 39%         39%         37%
                                            ====================================


               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


6. INCOME TAXES (CONTINUED)

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

                                                             1998        1997
                                                          ----------------------

Deferred tax liabilities:
  Property, plant and equipment                           $ 139,422   $ 161,203
  Prepaid expenses and other                                 91,036      28,899
                                                          ----------------------
  Total deferred tax liabilities                            230,458     190,102

Deferred tax assets:
  Postretirement benefits                                    61,936      62,336
  Pension costs                                             253,654     129,009
  Allowance for doubtful accounts                            84,360     173,278
  Accrued expenses                                          105,102      71,094
  Other employee benefits                                    34,256      47,205
  Inventory costs                                           330,272     274,303
  Other                                                           -      14,860
                                                          ----------------------
Total deferred tax assets                                   869,580     772,085
                                                          ----------------------
Net deferred tax assets                                   $ 639,122   $ 581,983
                                                          ======================

Current deferred tax asset                                $ 501,477   $ 576,861
Long-term deferred tax asset (liability)                    137,645       5,122
                                                          ----------------------
                                                          $ 639,122   $ 581,983
                                                          ======================

The Company does not provide deferred taxes for amounts that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted was approximately $750,000 at December 31, 1998. If such dividends were to be remitted, foreign tax credits available under present law would reduce the amount of U.S. taxes payable.

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


7. PENSION PLAN

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

The following table sets forth the changes in benefit obligation, changes in net assets, and the funded status recognized in the consolidated balance sheet at December 1998 and 1997.

                                        PENSION BENEFITS               OTHER BENEFITS
                                      1998           1997           1998           1997
                                  --------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at
   beginning of year              $ 2,089,481    $ 1,764,414     $  133,302     $  126,430
  Service cost                        142,888        155,750          1,332          1,517
  Interest cost                       134,961        129,881          4,594          7,180
  Actuarial loss (gain)                92,463        135,313        (61,644)         1,825
  Benefits paid                      (336,007)       (95,877)        (5,300)        (3,650)
                                  --------------------------------------------------------
Benefit obligation at end
  of year                           2,123,786      2,089,481         72,284        133,302

CHANGE IN PLAN ASSETS
  Fair value of plan assets
   at beginning of year             1,911,849      1,876,393              -              -
  Actual return on plan assets        126,330        131,333              -              -
  Employer contribution               123,037              -          5,300          3,650
  Benefits paid                      (336,007)       (95,877)        (5,300)        (3,650)
                                  --------------------------------------------------------
Fair value of plan assets at
  end of year                       1,825,209      1,911,849              -              -

Funded status                        (298,577)      (177,632)       (72,284)      (133,302)

Unrecognized net transition
  asset                              (423,015)      (529,056)             -              -
Unrecognized net actuarial
  loss (gain)                         457,665        381,049        (64,350)        (6,537)
Unrecognized prior service
  cost                                  2,693          3,118              -              -
                                  --------------------------------------------------------
Accrued benefit cost              $  (261,234)    $ (322,521)    $ (136,634)    $ (139,839)
                                  ========================================================


               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)

7. PENSION PLAN (CONTINUED)

COMPONENTS OF NET PERIODIC BENEFIT COST

                                            PENSION BENEFITS           OTHER BENEFITS
                                           1998          1997         1998        1997
                                      ---------------------------------------------------
Service cost                          $   142,888    $  155,750    $   1,332    $  1,517
Interest cost                             134,961       129,881        4,594       7,180
Expected return on plan assets           (121,896)     (133,645)           -           -
Amortization of unrecognized net
  transition asset                       (106,041)     (106,041)           -           -
Net actuarial loss (gain)                  11,413         4,461       (3,830)     (1,488)
Amortization of prior service cost            425           425            -           -
                                      ---------------------------------------------------

Net periodic benefit cost             $    61,750    $   50,831    $   2,096    $  7,209
                                      ===================================================

WEIGHTED AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31
   Discount rate                            6.75%         7.00%        6.75%       7.00%
   Expected return on plan assets           7.00%         7.25%        7.00%       7.25%
   Rate of compensation increase            4.75%         5.00%        4.75%       8.00%

The changes in the actuarial assumptions in 1998 resulted in an increase of approximately $80,000 to the benefit obligation at December 31, 1998.

Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. During 1998, the Company, as a result of the death of its chief executive officer, recorded expense of approximately $400,000 in accordance with the plan provisions, which provides for monthly payments to the former executive's widow for the remainder of her life. Based upon actuarial calculations, the projected liability under the plan is approximately $376,000 at December 31, 1998 and is recorded as other accrued expenses and pension and other benefits in the consolidated balance sheets.


8. CAPITAL STOCK AND STOCK OPTIONS

The Certificate of Incorporation authorizes 4,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock.

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


8. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

In 1988, the Company adopted the American Locker Group Incorporated 1988 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall be not less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock option, the option price shall be payable to the Company in cash, or at the discretion of the committee, in shares of common stock valued at the fair market value on the date of payment, or a combination thereof. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock
Option-Executive Compensation Committee. During 1998, the Company recorded approximately $327,000 of expense related to stock appreciation rights that were granted and exercised. At December 31, 1998, 1997 and 1996, there were no stock appreciation rights outstanding under this plan.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:   risk-free  interest  rates  of  6.0%;  dividend  yields  of  0.0;
volatility factors of the expected market price of the Company's common stock of
 .37; and a weighted-average expected life of the option of 5 years. If the fair value based method accounting provisions of Statement 123 had been adopted, net income for 1997 would have been $2,069,635 and basic and diluted earnings per share would have been $.71 and $.69, respectively per share. The 1998 and 1996 net income and earnings per share would not have been impacted, since no stock options were granted in either of those years, and the options granted in 1997, vested immediately.

The per share fair value of the options granted in 1997 using these assumptions was $1.19.

A summary of the activity in the Company's Employee Option Plan and related information for the years ended December 31 follows:

               American Locker Group Incorporated and Subsidiaries
              Notes to Consolidate Financial Statements (Continued)

8. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

                               1998               1997               1996
                       ---------------------------------------------------------
                                  Weighted           Weighted           Weighted
                                  Average            Average            Average
                                  Exercise           Exercise           Exercise
                        Options    Price    Options  Price     Options    Price
                       ---------------------------------------------------------

Outstanding -
  beginning of year     162,000   $1.55     102,000  $ .81     102,000  $ .81

Exercised and
  Surrendered          (29,000)    2.03           -      -           -      -
Granted                       -       -      60,000   2.81           -      -
                       =========================================================
Outstanding -
  end of year           133,000   $1.45     162,000  $1.55     102,000  $ .81
                       =========================================================


The exercise prices for options outstanding as of December 31, 1998 were as follows: $0.719 - 76,000 shares, $1.063 - 13,000 shares, and $2.813 - 44,000 shares. The weighted-average remaining contractual life of those options is 3.19 years.


9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                             1998          1997          1996
                                       -----------------------------------------

Numerator:
   Net income                            $4,314,542    $ 2,112,475   $ 1,144,832
Denominator:
  Denominator for basic earnings per
   share - weighted average shares
   outstanding                            2,420,078      2,909,788     3,232,408

  Effect of dilutive securities:
   Employee stock options                   122,606         90,340        75,468
                                       -----------------------------------------

  Denominator for diluted earnings
   per share - weighted average
   shares out- standing and assumed
   conversions                            2,542,684      3,000,128     3,307,876
                                       =========================================
Basic earnings per share                 $     1.78      3,000,128     3,307.876
                                       =========================================
Diluted earnings per share               $     1.70    $       .70   $       .35
                                       =========================================


               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


10. GEOGRAPHIC AND CUSTOMER CONCENTRATION DATA

The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") in 1998. In accordance with SFAS No. 131, the Company operates in one line of business, sale and rental of lockers. This includes coin and key electronically controlled checking lockers and locks and sale of plastic centralized mail and parcel distribution lockers.

The Company sells to customers in the United States, Canada and other foreign locations. Net sales from external customers are as follows:

                                1998               1997                  1996
                          ------------------------------------------------------
United States customers      $41,735,153       $26,170,616           $19,707,039
Foreign customers              3,276,174         3,124,917             2,810,550
                          ------------------------------------------------------
                             $45,011,327       $29,295,533           $22,517,589
                          ======================================================

Sales to the U.S. Postal Service represented 76.9%, 69.2% and 61.8% of net sales in 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, the Company had secured receivables from customers under time payment arrangements totaling $76,000 and $181,000, respectively. At December 31, 1998, the Company had unsecured trade receivables from customers considered to be distributors of $330,000 (including a United Kingdom distributor of $231,000) and from governmental agencies of $2,290,000. At December 31, 1997, the Company had unsecured trade receivables from customers considered to be distributors of $311,000 (including a United Kingdom distributor of $188,000) and from governmental agencies of $2,381,000.

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

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                     1998
                              --------------------------------------------------
                                              THREE MONTHS ENDED
                                MARCH 31     JUNE 30    SEPTEMBER    DECEMBER 31
                                                           30
                              --------------------------------------------------

Net sales                      $9,789,657  $11,604,876  $15,422,935   $8,913,859
                              ==================================================

Gross profit                   $3,046,600  $ 3,646,128  $ 4,105,444   $2,719,875
                              ==================================================

Net income                     $ 9 29,896  $ 1,246,408  $ 1,233,507   $  904,536
                              ==================================================

Earnings per share - Basic     $      .38  $      .52   $       .51   $      .37
                              ==================================================
Earnings per share - Diluted   $      .37  $      .49   $       .48   $      .36
                              ==================================================


                                                     1997
                              --------------------------------------------------
                                              THREE MONTHS ENDED
                                 MARCH 31     JUNE 30    SEPTEMBER   DECEMBER 31
                                                            30
                              --------------------------------------------------

Net sales                      $5,283,597  $7,722,976   $6,906,402    $9,382,558
                              ==================================================

Gross profit                   $1,617,925  $2,333,741   $2,044,312    $2,765,545
                              ==================================================

Net income                     $  223,806  $  553,973   $  423,887    $  910,809
                              ==================================================

Earnings per share - Basic     $      .07  $      .17   $      .15    $      .33
                              ==================================================
Earnings per share - Diluted   $      .07  $      .17   $      .14    $      .32
                              ==================================================


The Company's accounting practice for interim periods provides for possible accounting adjustments at year end. In 1998 such adjustments resulted in increasing fourth quarter pretax income by $240,000 for inventory costs, decreasing fourth quarter pretax income by $150,000 for accounts receivable allowances, increasing fourth quarter pretax income by $74,000 for liability reserves and decreasing net income by $98,000 for income tax expense. In 1997 such adjustments resulted in increasing fourth quarter pretax income by $177,000 for inventory costs, increasing net income by $58,000 for income tax expense, and decreasing fourth quarter pretax income by $58,000 for pension costs. In 1996 such adjustments resulted in increasing fourth quarter pretax income by $104,000 for inventory costs, increasing net income by $159,000 for income tax expense, and decreasing fourth quarter pretax income by $48,000 for pension costs and receivable reserves.

               American Locker Group Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


12. RELATED PARTIES

One Director of the Company is a Stockholder and Director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $235,000, $114,000 and $90,000 of fabricated parts from Rollform of Jamestown, Inc. in 1998, 1997 and 1996, respectively, at prices that the Company believes are at arms length.

13. CONTINGENCIES

During  1998,   the  Company  was  named  a  defendant  in  two  separate  legal proceedings.

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

In September 1998 and subsequent months, the Company was named as an additional defendant in 32 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures during 1998 or 1997.


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

           (b) Reports on Form 8-KSB filed in the fourth quarter of 1998 - None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN LOCKER GROUP INCORPORATED


                            /s/Edward F. Ruttenberg
                       -----------------------------------
                              Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /s/Wayne L. Nelson
                       -----------------------------------
                                 Wayne L. Nelson
              Principal Accounting Officer and Assistant Secretary

                                 March 18, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                       DATE
---------                             -----                       ----

/s/Edward F. Ruttenberg               Chairman, Chief             March 18, 1999
-----------------------------         Executive Officer and
Edward F. Ruttenber                   Director

/s/Roy J. Glosser                     President, Chief            March 18, 1999
-----------------------------         Operating Officer,
Roy J. Glosser                        Treasurer and Director

/s/Alan H. Finegold                   Director                    March 18, 1999
-----------------------------
Alan H. Finegold

/s/Thomas Lynch IV                    Director                    March 18, 1999
-----------------------------
Thomas Lynch, IV

/s/James E. ruttenberg                Director                    March 18, 1999
-----------------------------
James E. Ruttenberg

/s/Jeffrey C. Swoveland               Director                    March 18, 1999
-----------------------------
Jeffrey C. Swoveland

/s/Donald I. Dussing, Jr.             Director                    March 18, 1999
----------------------------
Donald I. Dussing, Jr.

                                  EXHIBIT INDEX
                                                       PRIOR FILING OR
                                                       SEQUENTIAL PAGE
EXHIBIT NO.                                            NO. HEREIN
-----------                                            ----------------
 3.1              Certificate of Incorporation of      Exhibits to Form 10-K
                  American Locker Group Incorporated   for Year ended
                                                       December 31, 1980

 3.2              Amendment to Certificate of          Form 10-C filed May 6,
                  Incorporation changing name of       1985
                  company
 3.3              Amendment to Certificate of          Exhibit to Form 10-K for
                  Incorporation limiting liability     year ended December 31,
                  of Directors and Officers            1987

 3.4              By-laws of American Locker Group     Exhibit to Form 10-K for
                  Incorporated as amended and          year ended December 31,
                  restated                             1985

 3.5              Amendment to By-laws of American     Exhibit to Form 10-K for
                  Locker Group Incorporated dated      year ended December 31,
                  January 15, 1992                     1991

 3.6              Amendment to Bylaws dated            Page
                  March 3, 1999                             -------

10.1              American Locker Group                Exhibit to Form 10-K for
                  Incorporated 1988 Stock Incentive    year ended December 31,
                  Plan                                 1988

10.2              First Amendment dated March 28,      Exhibit to Form 10-K for
                  1990 to American Locker Group        year ended December 31,
                  Incorporated  1988 Stock             1989
                  Incentive Plan

10.3              Form of Indemnification Agreement    Exhibit to Form 10-K for
                  between American Locker Group        year ended December 31,
                  Incorporated  and its directors      1987
                  and officers

10.4              Corporate Term Loan Agreement        Exhibit to Form 10-K for
                  between American Locker Group        year ended December 31,
                  Incorporated and Manufacturers       1991
                  and Traders Trust Company
                  covering $2,400,000 loan

10.5              Approved Line of Credit from         Exhibit to Form 10-K for
                  Manufacturers and Traders Trust      year ended December 31,
                  Company to American Locker Group     1990
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
                  Loan to $1,800,000]

10.8              Employment Agreement between         Exhibit to Form 10-GSB
                  American Locker Group                for quarter ended June
                  Incorporated and  Roy J. Glosser     30, 1996

10.8              Amendment dated as of March 3,       Page
                  1999 to Employment Agreement              -----
                  between American Locker Group
                  Incorporated and Roy J. Glosser

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

10.18             Fifth Amendment to Manufacturing     Exhibit to Form 10-QSB
                  Agreement dated May 19, 1998         for quarter ended
                  between American Locker Security     June 30, 1998
                  Systems, Inc. and Signore, Inc.

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

10.20             Modification MO7 to USPS Contract    Exhibit to Form 10-QSB
                  #072368-96-B-0741, dated             for quarter ended
                  April 14, 1998 regarding prices      March 31, 1998
                  and minimum quantities

10.21             Form of American Locker Group        Exhibit 10.21 to Form
                  Incorporated Supplemental            10QSB for year ending
                  Executive Retirement Benefit Plan    December 31, 1998

22.1              List of Subsidiaries                 Page
                                                            ------
27.1              1998 Financial Data Schedule         Page
                                                            ------
27.2              1997 Financial Data Schedule         Page
                  (Restated)                                ------
27.3              1996 Financial Data Schedule         Page
                  (Restated)                                ------

                                   EXHIBIT 3.6



Article II, Section 2 of the Bylaws of the Company is has been amended and restated as follows:

                  Section 2. The Annual Meetings of  Stockholders  shall be held on a date in May each year designated by the Board of Directors, at which they shall elect by a plurality vote a Board of Directors and transact such other business as may properly be brought before the meeting.

                                  EXHIBIT 10.6

                          FIRST AMENDMENT TO AGREEMENT


            This First Amendment made as of this 3rd day of March, 1999, to Employment Agreement dated May 21, 1996, is made between American Locker Group Incorporated, a Delaware corporation (the "Company") and ROY J. GLOSSER, an individual residing in Jamestown, New York (the "Executive").

                                   WITNESSETH:

            WHEREAS, the Company and the Executive are parties to an Employment Agreement dated May 21, 1996 (the "Agreement").

            WHEREAS, the parties hereto wish to amend the Agreement to extend the term of the Agreement and to make certain other changes as set forth herein.

            NOW THEREFORE, for good and valuable consideration and intending to be bound hereby, the parties hereto agree as follows:

                  1.    Section 2   of   the  Agreement  is  amended  to  delete
                        "June 30, 1999"   and   to   insert  in   lieu   thereof
                        "June 30, 2002";

                  2. Section 3(a) is amended to delete "$8,334" and to insert in lieu thereof "$13,125";

                  3. Section 9 of the Agreement is amended to add the following sentence at the end of Section 9:

                              For purposes of the immediately preceding sentence, transfers by the Estate of Harold J. Ruttenberg to members of Mr. Harold J. Ruttenberg's family or trusts for the benefit of Mr. Harold J. Ruttenberg's family shall not be considered in determining if a sale or exchange of a majority of the outstanding shares of the Company entitled to vote in the election of directors has occurred.

                  4. Except as expressly set forth herein, the Agreement shall remain unamended and in full force and effect.

            WITNESS the due execution hereof.


                                    COMPANY:

                                    AMERICAN LOCKER GROUP INCORPORATED

                                    By:    /s/Edward F. Ruttenberg
                                        ---------------------------------------
                                    Title: Chairman and Chief Executive Officer


                                    EXECUTIVE:

                                    /s/Roy J. Glosser
                                    -----------------------------
                                    Roy J. Glosser

                        EXHIBIT 22.1 LIST OF SUBSIDIARIES

The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:

                                                               Percentage of
NAME                                 JURISDICTION OF           Voting SECURITIES
                                     ORGANIZATION              OWNED
----                                 ---------------           -----------------

American Locker Security Systems,    Delaware                  100%
Inc.
American Locker Company, Inc.        Delaware                  100%
American Locker Company of Canada,   Dominion of Canada        100% (1)
Ltd.
Canadian Locker Company, Ltd.        Dominion of Canada        100% (2)
American Locker Security Systems     Virgin Islands            100% (1)
International

(1)   Owned by American Locker Security Systems, Inc.
(2)   Owned by American Locker Company of Canada, Ltd.