Form 10-Q
period 1999-03-31
AMERICAN LOCKER GROUP INC
filed 1999-05-06
CIK 8855

SECURITIES AND EXCHANGE COMMISSION DRAFT
                              Washington, DC 20549
                                    FORM 10-Q

                                   (Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR
( )   TRANSITION REPORT UNDER  SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR  THE
      TRANSITION PERIOD FROM         TO
                             ------      ------
Commission file number  0-439
                      ----------------------------------------------------------


                       American Locker Group Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                           16-0338330
------------------------------               -----------------------------------
(Sate of other jurisdiction of              (IRS Employer Identification number)
incorporation or organization)

                      608 Allen Street, Jamestown, NY 14701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (716)664-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements. Yes  X    No
                                                          ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No       Not Applicable
                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: April 27, 1999

                    Common Stock $1.00 par value - 2,498,772

Part I - Financial Information

Item 1 - Financial Statements


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                MARCH 31,           December 31,
                                                   1999                 1998
                                               -------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                    $  1,195,484         $  1,188,007
  Accounts and notes receivable,
   less allowance for doubtful
   accounts (1999 $219,136; 1998
   $216,062)                                      3,894,296            4,062,802
  Inventories                                     6,230,968            6,312,131
  Prepaid expenses                                  108,990              150,808
  Prepaid federal, state and foreign
   income taxes                                     773,941                    0
  Deferred income taxes                             501,477              501,477
                                               ------------         ------------
Total current assets                             12,705,156           12,215,225

Property, plant and equipment:
  Land                                                  500                  500
  Buildings                                         389,720              388,795
  Machinery and equipment                         8,533,747            8,408,983
                                               ------------         ------------
                                                  8,923,967            8,798,278
  Less allowances for depreciation and
    Amortization                                  7,818,986            7,681,632
                                               ------------         ------------
                                                  1,104,981            1,116,646

Deferred income taxes                               137,645              137,645
                                               ------------         ------------

Total assets                                   $ 13,947,782         $ 13,469,516
                                               ============         ============



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                              MARCH 31,             December 31,
                                                1999                    1998
                                             ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Demand note payable                        $          0           $          0
  Accounts payable                              1,409,393              1,574,809
  Commissions, salaries, wages and
   taxes thereon                                  142,998                639,822
  Other accrued expenses                          671,536                600,582
  Federal, state and foreign income taxes
   thereon                                              0                 82,941
  Current portion of long-term debt               200,000                200,000
                                            -------------           ------------
Total current liabilities                       2,423,927              3,098,154

Long-term obligations:
  Long-term debt                                  483,323                533,333
  Pension benefits                                625,030                573,973
                                            -------------           ------------
                                                1,108,353              1,107,306

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued and outstanding shares
    --- 2,498,772 in 1999 and 2,422,772
    in 1998                                     2,498,772              2,422,772
  Other capital                                   538,492                 74,867
  Retained earnings                             7,568,794              6,976,987
  Accumulated other comprehensive loss          (190,556)              (210,570)
                                             ------------           ------------
l stockholders' equity                         10,415,502             9,264,056
                                             ------------           ------------
Total liabilities and stockholders' equity   $ 13,947,782           $ 13,469,516
                                             ============           ============





See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income




                                                 THREE MONTHS ENDED MARCH 31,
                                                    1999               1998
                                               -------------      --------------

Net sales                                      $   7,857,688      $    9,789,657
Cost of products sold                              5,533,975           6,743,057
                                               -------------      --------------
                                                   2,323,713           3,046,600
Selling, administrative and general expenses       1,381,526           1,492,741
                                               -------------      --------------
                                                     942,187           1,553,859

Interest income                                       13,053              16,838
Other (expense) income--net                           66,800              64,863
Interest expense                                    (26,122)            (66,668)
                                               -------------      --------------
Income before income taxes                           995,913           1,568,892
Income taxes                                         404,111             638,996
                                               -------------      --------------
Net Income                                     $     591,807      $      929,896
                                               =============      ==============

Earnings per share of common stock:
  Basic                                                 0.24      $         0.38
                                               =============      ==============
  Diluted                                               0.23                0.37
                                               =============      ==============
Dividends per share of common stock:           $        0.00      $         0.00
                                               =============      ==============




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                   THREE MONTHS ENDED MARCH 31,
                                                        1999            1998
                                                   ------------     ------------
Operating activities
Net Income                                         $    591,807     $    929,896
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     112,228          170,560
      Gain on disposition of property, plant and
       equipment                                          (202)                0
      Pension and other benefits                         51,057                0
      Change in assets and liabilities:
        Accounts and notes receivable                   168,506        (470,633)
        Inventories                                      81,163        (688,226)
        Prepaid expenses                                 41,818         (33,518)
        Accounts payable and accrued expenses         (674,227)          917,975
        Income taxes                                  (288,941)                0
                                                   ------------     ------------
Net cash provided by operating activities                83,209          826,054

INVESTING ACTIVITIES
Purchase of property, plant and equipment             (100,361)         (19,394)
                                                   ------------     ------------
Net cash used in investing activities                 (100,361)         (19,394)

FINANCING ACTIVITIES
Net repayment under line of credit                            0        (850,000)
Debt repayment                                         (50,010)        (165,750)
Common stock issued                                      54,625           13,813
                                                   ------------     ------------
Net cash provided by (used in) financing
 activities                                               4,615      (1,001,937)
Effect of exchange rate changes on cash                  20,014            5,925
                                                   ------------     ------------
Net increase (decrease) in cash                           7,477        (189,352)
Cash and cash equivalents at beginning of period      1,188,007        1,154,045
                                                   ------------      -----------

Cash and cash equivalents at end of period         $  1,195,484    $    964,693
                                                   ============    =============

Supplemental cash flow information:
 Cash paid during the period for:
      Interest                                     $     21,881    $      66,658
                                                                   $
                                                   ============    =============
      Income Taxes                                 $    758,000          325,092
                                                   ============    =============




See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. Provision for income  taxes is based  upon  the estimated  annual   effective
   tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,463,216 (2,415,748 in 1998) and 2,545,823 (2,534,764 in
   1998) respectively at March 31, 1999.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.



                                              MARCH 31,             December 31,
                                                1999                     1998
                                             ----------             ------------

                     Raw materials           $2,169,818               $1,763,210
                     Work-in-process          1,726,406                2,023,542
                     Finished goods           2,795,253                2,985,888
                                             ----------               ----------
                                             $6,691,477               $6,772,640

                     Less allowance to
                      reduce carrying
                      value to LIFO
                      basis                     460,509                  460,509
                                             ----------               ----------
                                             $6,230,968               $6,312,131
                                             ==========               ==========



5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $611,821 and $935,821 for the three months ended March 31, 1999 and March 31, 1998 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries



FIRST THREE MONTHS 1999 VS FIRST THREE MONTHS 1998

First quarter 1999 sales were $7,857,688 compared to $9,789,657 in the first quarter of 1998. This was a decrease of $1,931,969 or 19.7%. Plastic locker sales to the United States Postal Service (USPS) in the first quarter were $5,401,781 compared to $6,705,999 during the same period in 1998. Cluster Box Units (CBUs) accounted for $5,007,972 of this year's first quarter plastic locker sales versus $6,133,693 the same period in 1998. Sales of Outdoor Parcel Lockers (OPLs) were $393,809 compared to $572,306 in the first quarter of 1998, a decline of $178,497 or 31.2%. This decline was anticipated and previously disclosed as all three model CBUs have built-in parcel compartments. Sales of metal, mechanical and electronic lockers were $2,455,907 in the first quarter this year, a decrease of $627,751 or 20.4% over last year's $3,083,658.

The decline in sales of CBUs relates to fewer units in total purchased by the USPS compared to last year's first quarter and also to lower selling prices per unit. The Company has maintained its dominant market share position and USPS procurement policy continues to limit purchase of NDCBUs (the steel predecessor to plastic or aluminum CBUs) in relation to the new CBUs. However, USPS accumulation of CBU inventories in the third quarter of 1998 and USPS operating losses associated with deferring a postal rate increase for six months resulted in lower CBU purchases in the fourth quarter of 1998 and first quarter of 1999. Based on current information available to the Company, the Company believes that the long term outlook for CBU volumes remains favorable in light of continued USPS commitment to the CBU and its operating cost reduction benefits. Also, the USPS has announced that effective September 15, 1999 it will discontinue purchase of NDCBUs and decertify the unit for further installations. Therefore, total CBU volumes are expected to be positively effected by replacement of older NDCBU installations.

 As previously reported, the USPS has extended the Company's national contract through April 14, 2000. Terms of the extension were finalized on April 14, 1999 and set prices and minimum quantities for the period through April 14, 2000. The Company lowered prices on CBUs by approximately one-third of one percent (0.33%). The contract minimum quantity is one and is solely a legal minimum, not indicative of USPS requirements. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: Postal budgets, policies, financial performance, domestic new housing starts, and the weather as these units are installed outdoors. The CBU is a modernization of the NDCBU (which the USPS has purchased for 20 years) and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery.

The two CBU competitors, each with an aluminum CBU, also received one-year contract extensions. The Company has maintained its dominant market share position and believes our CBU prices are competitive. The Company believes its CBU product line continues to represent the best value when all factors, including price, quality of design and construction, long term durability and service are considered.

Consolidated costs of products sold as a percentage of sales was 70.4% during the first quarter of 1999 compared to 68.9% in the first quarter of 1998. Decreased gross margins are directly related to decreased sales volumes and previous price concessions, as partially offset by cost reduction efforts of the Company.

Selling, general and administrative costs for the first quarter of 1999 compared to the same period in 1998 ($1,381,526 - 1999; $1,492,741 - 1998), decreased
7.5%. Selling, general and administrative costs represented 17.6% of sales in the first quarter of 1999, up from 15.2% of sales for the same period in 1998.

Interest income was $13,053 in the first quarter of 1999 compared to $16,838 in the first quarter of 1998.

Interest expense of $26,122 in the first quarter of 1999 decreased $40,546 from 1998 due to a decrease in the balance outstanding under the Company's term loan agreements.

LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at March 31, 1999 was $10,281,229, up $1,164,158 over working capital of $9,117,071 at December 31, 1998. The ratio of current assets to current liabilities was 5.24 to 1 at March 31, 1999, as compared to a ratio of 3.94 to 1 at December 1998. Cash provided by operations was $83,209 during the first three months of 1999, compared to $826,054 provided by operating activities for the same period in 1998. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

YEAR 2000 PROJECT UPDATE

The Year 2000 (Y2K) issue relates to the fact that many computers, computer programs, and embedded microchips support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999. The Company is aware of the issues and has actively pursued corrective action since late 1996. Following is a project status update as of March 31, 1999.

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

   Total project expenditures through March 31, 1999 were $180,000 for hardware, software, and implementation consulting fees. This represents over 70% of the total projected project cost.

C. Validation

   Validation and final testing of the new IT system has commenced with full-scale Company data starting January 1, 1999 and is currently 80% complete.

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


Part II

Item 1.  Legal Matters

In September 1998 and subsequent months, the Company was named as an additional defendant in 32 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit  10   Material   Contracts  U.S.  Postal   Service  Contract
            Modification #M010 to #072368-96-B-0741, dated April 14, 1999.

        (b) Exhibit 27.1 Financial Data Schedule dated March 31, 1999.

        (c) Exhibit  27.2  Financial   Data    Schedule   dated   March 31, 1998
            (Restated).

        (d) The  Company  did not  file any  reports  on  Form  8-K   during the
            three months ended March 31, 1999.

                                S I G N A T U R E






In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AMERICAN LOCKER GROUP INCORPORATED
                                                      (Registrant)





                                            /s/Edward F. Ruttenberg
                                            ----------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer











Date:  May 6, 1999