Form 10-Q
period 1999-06-30
AMERICAN LOCKER GROUP INC
filed 1999-08-10
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
           OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
      OR
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT  FOR THE
           TRANSITION PERIOD FROM           TO
                                  ---------    ---------

Commission file number   0-439
                      ----------------------------------------------------------
                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

        DELAWARE                                          16-0338330
----------------------------------          ------------------------------------
(Sate of other jurisdiction                 (IRS Employer Identification Number)
of  incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: July 29, 1998

                    Common Stock $1.00 par value - 2,280,468
Transitional Small Business Disclosure (check one) Yes        No   X
                                                      -----      ----

Part I - Financial Information

Item 1 - Financial Statements

              American Locker Group Incorporated and Subsidiaries

                           Consolidted Balance Sheets

                                                     JUNE 30,       December 31,
                                                      1999             1998
                                                     ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $1,605,662       $1,188,007
 Accounts and notes receivable, less
  allowance for doubtful accounts
  (1999 $221,723; 1998 $216,062)                       5,048,297       4,062,802
 Inventories                                            5,710,091       6,312,131
 Prepaid expenses                                        149,059         150,808
 Prepaid federal, state and foreign income taxes         223,107               0
 Deferred income taxes                                   501,477         501,477
                                                     ---------------------------
Total current assets                                  13,237,693      12,215,225

Property, plant and equipment:
 Land                                                        500             500
 Buildings                                               390,487         388,795
 Machinery and equipment                               9,347,715       8,408,983
                                                     ---------------------------
                                                       9,738,702       8,798,278
Less allowances for depreciation and
 amortization                                          7,983,562       7,681,632
                                                     ---------------------------
                                                       1,755,140       1,116,646

Deferred income taxes                                    137,645         137,645
                                                     ---------------------------
Total assets                                         $15,130,478     $13,469,516
                                                     ===========================



                          Consolidated Balance Sheets


                                                     JUNE 30,       December 31,
                                                      1999             1998
                                                     ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $2,368,113     $1,574,809
 Commissions, salaries, wages and taxes thereon           110,755        639,822
 Other accrued expenses                                   851,148        600,582
 Federal, state and foreign income taxes payable                0         82,941
 Current portion of long-term debt                        200,004        200,000
                                                      --------------------------
Total current liabilities                               3,530,020      3,098,154

Long-term obligations:
 Long-term debt                                         1,933,322        533,333
 Pension benfits                                          612,529        573,973
                                                      --------------------------
                                                        2,545,851      1,107,306



Stockholders' equity:
 Common stock, $1 par value:
  Authorized shares --- 4,000,000
  Issued shares - 2,498,768 (2,287,468 outstanding)
  in 1999 and 2,422,772 (2,422,772 outstanding)
  in 1998                                               2,498,768      2,422,772
 Other capital                                           538,455         74,867
 Retained earnings                                      8,480,340      6,976,987
 Treasury stock at cost (211,300 shares)               (2,288,531)             0
 Accumulated other comprehensive loss                    (174,425)      (210,570)
                                                      --------------------------
Total stockholders' equity                              9,054,607      9,264,056
                                                      --------------------------
Total liabilities and stockholders' equity            $15,130,478    $13,469,516




See accompanying notes.





              American Locker Group Incorporated and Subsidiaries

                       Consolidated Statements of Income



                                                     SIX MONTHS ENDED JUNE 30,
                                                          1999             1998
                                                     ---------------------------

Net sales                                            $17,886,811     $21,394,533
Cost of products sold                                 12,672,550      14,701,805
                                                     ---------------------------
                                                       5,214,261       6,692,728
Selling, administrative and general expenses           2,825,737       3,170,805
                                                     ---------------------------
                                                       2,388,524       3,521,923

Interest income                                           29,341          36,131
Other income--net                                        128,452         131,883
Interest expense                                         (36,632)      (130,723)
                                                     ---------------------------
Income before income taxes                             2,509,685       3,559,214
Income taxes                                           1,006,332       1,382,910
                                                     ---------------------------
Net Income                                            $1,503,353      $2,176,304
                                                     ===========================


Earnings per share of common stock:
 Basic                                                     $0.61           $0.90
                                                     ===========================
 Diluted                                                   $0.60           $0.86
                                                     ===========================
Dividends per share of common stock:                       $0.00           $0.00
                                                     ===========================



See accompanying notes.



              American Locker Group Incorporated and Subsidiaries

                       Consolidated Statements of Income



                                                     THREE MONTHS ENDED JUNE 30,
                                                          1999             1998
                                                     ---------------------------

Net sales                                            $10,029,123     $11,604,876
Cost of products sold                                  7,138,575       7,958,748
                                                     ---------------------------
                                                       2,890,548       3,646,128
Selling, administrative and general expenses           1,444,211       1,678,064
                                                     ---------------------------
                                                       1,446,337       1,968,064

Interest income                                           16,288          19,293
Other income--net                                         61,652          67,020
Interest expense                                         (10,510)        (64,055)
                                                      --------------------------
Income before income taxes                              1,513,767      1,990,322
Income taxes                                              602,221        743,914
                                                      --------------------------
Net Income                                              $911,546      $1,246,408


Earnings per share of common stock:
 Basic                                                     $0.37           $0.52
                                                      ==========================
 Diluted                                                   $0.37           $0.49
                                                      ==========================
Dividends per share of common stock:                       $0.00           $0.00
                                                      ==========================




See accompanying notes.




              American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                     SIX MONTHS ENDED JUNE 30,
                                                          1999             1998
                                                     ---------------------------

OPERATING ACTIVITIES
Net Income                                           $1,503,353       $2,176,304
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      253,666          344,259
     Deferred income taxes (credits)                          0          (80,000)
     Change in assets and liabilities:
        Accounts and notes receivable                  (985,495)      (1,430,124)
        Inventories                                     602,040       (2,204,228)
        Prepaid expenses                                  1,749         (122,262)
        Accounts payable and accrued expenses           431,866        1,612,615
        Pension benefits                                 38,556          200,000
        Prepaid income taxes                            261,893           32,515
                                                     ---------------------------
Net cash provided by operating activities             2,107,628          529,079


INVESTING ACTIVITIES
Purchase of property, plant and equipment              (892,164)        (136,410)
                                                     ---------------------------
Net cash used in investing activities                  (892,164)        (136,410)


FINANCING ACTIVITIES
Net repayment under line of credit                            0         (100,000)
Additional long term borrowings                       1,500,000                0
Debt repayment                                         (100,007)        (331,500)
Common stock purchased and retired                          (41)             (98)
Common stock purchased for treasury                  (2,288,531)               0
Proceeds from exercise of stock options                  54,625           13,813
                                                     ---------------------------
Net cash used in financing activities                  (833,954)        (417,785)
Effect of exchange rate changes on cash                  36,145          (20,222)
                                                     ---------------------------
Net increase (decrease) in cash                         417,655          (45,338)
Cash and cash equivalents at beginning of period      1,188,007        1,154,045
                                                     ---------------------------
Cash and cash equivalents at end of period           $1,605,662       $1,108,707
                                                     ===========================
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                          $36,632         $130,723
                                                     ===========================
      Income Taxes                                     $801,424       $1,247,592

See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,449,184 (2,417,261 in 1998) and 2,503,856 (2,544,943 in
   1998) respectively for the six month period ending June 30, 1999.

   During the quarter  ended June 30,  1999,  the  Company paid   $2,288,531  to
   purchase  211,300   shares of common  stock.  These  shares  are  recorded as
   treasury stock at June 30, 1999.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                              MARCH 31,             December 31,
                                                1999                    1998
                                              ---------             ------------

                     Raw materials           $2,170,165
                     Work-in-process          1,723,736              $1,763,210
                     Finished goods           2,276,699               2,023,542
                                             ----------              ----------
                                             $6,170,600               2,985,888

                     Less allowance to                               $6,772,640
                      reduce carrying
                      value to LIFO
                      basis                    (460,509)               (460,509)
                                             -----------             -----------
                                             $5,710,091              $6,312,131
                                             ==========              ===========


5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,539,498 and $2,156,082 for the six months ended June 30, 1999 and June 30, 1998 respectively.

6. The Company entered into a new term loan during June 1999, which provides for borrowings up to $3 million at the Bank's prevailing Prime Rate. Interest only payments are due monthly through July 2000, principal is payable over a five year term beginning in August 2000. The outstanding balance of this loan is $1,500,000 at June 30, 1999.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST SIX MONTHS 1999 VS FIRST SIX MONTHS 1998

Sales for the first six months of 1999 of $17,886,811 were down $3,507,722 or 16.4% compared to sales of $21,394,533 during the same period in 1998. Plastic locker sales to the United States Postal Service (USPS) totaled $12,670,563 compared to $15,072,663 during the first half of 1998. Cluster Box Units (CBUs) sales were $12,015,401 compared to $13,983,872 during the first half of 1998. Sales of Outdoor Parcel Lockers (OPLs) were $655,162 compared to $1,088,791 in the first six months of 1998.

The decline in sales of CBUs relates to fewer units in total purchased by the USPS compared to last year's first six months and also to lower selling prices per unit. The Company has maintained its dominant market share position and USPS procurement policy continues to limit purchase of NDCBUs (the steel predecessor to plastic or aluminum CBUs) in relation to the new CBUs. However, USPS accumulation of CBU inventories in the third quarter of 1998 and USPS operating losses associated with deferring a postal rate increase for six months resulted in lower CBU purchases in the fourth quarter of 1998 and first six months of 1999. Based on current information available to the Company, the Company believes that the long term outlook for CBU volumes remains favorable in light of continued USPS commitment to the CBU and its operating cost reduction benefits. Also, the USPS has announced that effective September 15, 1999 it will discontinue purchase of NDCBUs and decertify the unit for further installations. Therefore, long term CBU volumes are expected to be positively effected by replacement of older NDCBU installations.

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

All other sales, metal and electronic were $5,216,248 for the first six months of 1999 compared to $6,321,870 for the first six months of 1998. This decrease of $1,105,622 or 17.5% relates to a general decrease in demand across all markets served by the Company.

Cost of products sold as a percentage of sales was 70.8% during the first six months of 1999 compared to 68.7% in the first six months of 1998. Decreased gross margins are directly related to decreased sales volumes, resulting in certain fixed costs being allocated to reduced sales.

Selling, general and administrative costs for the first six months of 1999 decreased $345,068 over the same period in 1998. Selling, general and administrative expense as a percent of sales was 15.8% compared to 14.8% during the first six months of 1998. The increase as a percentage of sales relates primarily to decreased sales volume.

Interest expense in the first half of 1999 was $36,632 compared to $130,723 in the same period in 1998. This decrease is due to lower average outstanding debt during 1999 versus 1998.

SECOND QUARTER 1999 VS SECOND QUARTER 1998

Second quarter sales were $10,029,123 down $1,575,753 or 13.6% from the same period in 1998. Plastic locker sales of $7,268,782 were down 13.1% or $1,097,882 over 1998's second quarter. Sales of other products, metal and electronic lockers, were $2,760,341 during the second quarter of 1999, 14.8% lower than 1998.

Cost of products sold as a percentage of sales was 71.2% during the second quarter of 1999 up from 68.6% during the second quarter of 1998.

Selling, administrative and general expenses as a percent of net sales was 14.4% during the second quarter of 1999 compared to 14.5% in the second quarter of 1998.

Interest expense in the second quarter of $10,510 decreased from $64,055 in the second quarter of 1998 due to lower average outstanding debt during 1999 versus 1998.

LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at June 30, 1999 was $9,707,673, down $573,556 from working capital of $10,281,229 at March 31, 1999. The ratio of current assets to current liabilities was 3.75to 1 at June 30, 1999, as compared to a ratio of 3.94 to 1 at December 31. 1998. Cash provided by operations was $2,107,628 during the first six months of 1999, compared to $529,079 provided by operating activities for the same period in 1998. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations.

As previously announced, the Company repurchased approximately 211,000 shares of Company common stock in private and open market transactions during the quarter ended June 30, 1999. The purchase of the shares was funded by working capital and a new $3,000,000 term loan facility with the Company's primary bank lender. At present, $1,500,000 of the $3,000,000 facility has been drawn.

YEAR 2000 PROJECT UPDATE

The Year 2000 (Y2K) issue relates to the fact that many computers, computer programs, and embedded microchips support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999. The Company is aware of the issues and has actively pursued corrective action since late 1996. Following is a project status update as of June 30, 1999.

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

B. Renovation

   Renovation by replacement of the Company's IT system is proceeding on schedule. New IT software that is certified Y2K compliant has been purchased, installed, and is operational on a Novell network of personal computers. Novell has advised its customers that further upgrade is necessary to assure Y2K compliance. The Company will complete its testing and determine whether to upgrade Novell or convert to Windows NT.

   Total project expenditures through June 30, 1999 were $205,000 for hardware, software, and implementation consulting fees. This represents over 80% of the total projected project cost.

C. Validation

   Validation and final testing of the new IT system commenced with full-scale Company data starting January 1, 1999 and is completed. Testing of the current Novell network will be completed in the third quarter.

D. Implementation

   Final implementation of the new IT system is completed, subject to a possible second upgrade of the Novell network or conversion to Windows NT as described above.

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

Worst Case Risks and Contingency Plans

In the first six months of 1999, the Company's contract with the United States Postal Service (USPS) accounted for over 70% of the Company's revenues. Any interruption or slowing of USPS orders or payments as a result of Y2K related issues would have a material adverse effect on the Company's results of operations, liquidity, and/or financial condition. However, through communication with the USPS and assessment of USPS representations related to their Y2K project status, the Company does not anticipate Y2K related interruptions in USPS orders or payments.

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



Part II

Item 1.  Legal Matters

In September 1998 and subsequent months, the Company was named as an additional defendant in 50 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is de minimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.


Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 1999, the stockholders of the Company at the annual meeting of stockholders approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the "Plan") with a vote of 1,651,967 shares for adoption of the Plan, 338,933 against adoption of the Plan and 19,120 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit 10.1 American Locker Group Incorporated 1999 Stock Incentive Plan

(b)   Exhibit 10.2  Amendment   Agreement  dated  June 9, 1999 between  American
      Locker Group Incorporated and Manufacturers and Traders Trust Company

(c)   Exhibit 10.3 Sixth Amendment dated as of  May 13,  1999  to  Manufacturing
      Agreement  as  of  December 29, 1999  between  American  Locker   Security
      Systems, Inc. and Signore Inc.

(d)   Exhibit 27.1 Financial Data Schedule dated June 30, 1999.

(e) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                S I G N A T U R E






In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERICAN LOCKER GROUP INCORPORATED
                                              (Registrant)


                                    /s/Edward F. Ruttenberg
                                    --------------------------------------------
                                    Edward F. Ruttenberg
                                    Chairman and Chief Executive Officer















Date:       August 10, 1999
     ---------------------------------

                                  EXHIBIT INDEX

            .

                                                                Prior Filing
                                                                or Sequential
             EXHIBIT NO.            EXHIBIT INDEX              Page NO. HEREIN

                10.1      American Locker Group Incorporated
                          1999 Stock Incentive Plan


                10.2     Amendment Agreement dated June 9,
                         1999 between American Locker
                         Group Incorporated and
                         Manufacturers and Traders Trust
                         Company


                10.3     Sixth Amendment dated as of May 13,
                         1999 to Manufacturing Agreement as
                         of December 29, 1999 between American
                         Locker Security Systems, Inc. and
                         Signore, Inc.


                27.1     Financial Data Schedule dated
                         June 30, 1999