Form 10-Q
period 1999-09-30
AMERICAN LOCKER GROUP INC
filed 1999-11-01
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
      OR
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE  ACT FOR THE
      TRANSITION PERIOD FROM           TO
                             ---------    ---------

Commission file number     0-439
                       ---------------------------------------------------------

                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

         DELAWARE                                          16-0338330
-------------------------------             ------------------------------------
(State of other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: October 26, 1999

                    Common Stock $1.00 par value - 2,277,118
Transitional Small Business Disclosure (check one) Yes        No   X
                                                       ----       ----

Part I - Financial Information

Item 1 - Financial Statements


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                              SEPTEMBER 30,        December 31,
                                                                   1999                1998
                                                              ---------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $2,303,113         $1,188,007
   Accounts and notes receivable, less allowance for
    doubtful accounts (1999 $220,799; and 1998
    $216,062)                                                   3,084,584          4,062,802
   Inventories                                                  6,075,948          6,312,131
   Prepaid expenses                                               180,144            150,808
   Prepaid federal, state and foreign                             195,866                  0
income taxes
   Deferred income taxes                                          501,477            501,477
                                                               --------------------------------
Total current assets                                           12,341,132         12,215,225

Property, plant and equipment:
   Land                                                               500                500
   Buildings                                                      390,715            388,795
   Machinery and equipment                                      9,299,983          8,408,983
                                                               --------------------------------
                                                                9,691,198          8,798,278
Less allowances for depreciation and
  amortization                                                  8,079,198          7,681,632
                                                               ---------------------------------
                                                                1,611,759          1,116,646

Deferred income taxes                                             137,645            137,645
                                                               ---------------------------------

Total assets                                                   $14,090,536        $13,469,516
                                                               =================================





                           Consolidated Balance Sheets


                                                         SEPTEMBER 30,          December 31,
                                                             1999                  1998
                                                         --------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $823,501           $1,574,809
   Commissions, salaries, wages and taxes thereon             120,802              639,822
   Other accrued expenses                                     984,265              600,582
   Federal, state and foreign income taxes payable                  0               82,941
   Current portion of long-term debt                          200,004              200,000
                                                            ------------------------------
Total current liabilities                                   2,128,572            3,098,154


Long-term obligations:
   Long-term debt                                           1,883,321              533,333
   Pension benefits                                           595,021              573,973
                                                            ------------------------------
                                                            2,478,342            1,107,306

Stockholders' equity:
Common stock, $1 par value:
   Authorized shares --- 4,000,000
   Issued shares - 2,498,768 (2,277,118
   outstanding) in 1999 and 2,422,772
   (2,422,772) outstanding) in 1998                         2,498,768             2,422,772
   Other capital                                              538,455                74,867
   Retained earnings                                        8,982,499             6,976,987
   Treasury stock at cost (221,650 shares)                 (2,367,966)                    0
   Accumulated other comprehensive loss                      (168,134)             (210,570)
                                                          ---------------------------------
Total stockholders' equity                                  9,483,622             9,264,056
                                                          ---------------------------------
Total liabilities and stockholders' equity                $14,090,536           $13,469,516
                                                          =================================


See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1999              1998
                                                                  ---------------------------------

Net sales                                                         $25,648,174      $36,817,468
Cost of products sold                                              18,106,204       26,019,296
                                                                  ---------------------------------
                                                                    7,541,970       10,798,172
Selling, administrative and general expenses                        4,273,570        5,284,536
                                                                  ---------------------------------
                                                                    3,268,400        5,513,636


Interest income                                                        57,290           60,798
Other income--net                                                     195,374          236,483
Interest expense                                                      (89,590)        (192,739)
                                                                  ---------------------------------
Income before income taxes                                          3,431,474        5,618,178
Income taxes                                                        1,425,962        2,208,367
                                                                  =================================
Net Income                                                         $2,005,512       $3,409,811
                                                                  =================================



Earnings per share of common stock:
      Basic                                                             $0.84            $1.41
                                                                  =================================
      Diluted                                                           $0.82            $1.34
                                                                  =================================
Dividends per share of common stock:                                    $0.00            $0.00
                                                                  =================================








See accompanying notes.






               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1999           1998
                                                                  ---------------------------------

Net sales                                                         $7,761,363      $15,422,935
Cost of products sold                                              5,433,654       11,317,491
                                                                  ---------------------------------
                                                                   2,327,709        4,105,444
Selling, administrative and general expenses                       1,447,833        2,113,731
                                                                  ---------------------------------
                                                                     879,876        1,991,713


Interest income                                                       27,949           24,667
Other income--net                                                     66,917          104,600
Interest expense                                                     (52,958)         (62,016)
                                                                  ---------------------------------
Income before income taxes                                           921,784        2,058,964
Income taxes                                                         419,625          825,457
                                                                  =================================
Net Income                                                          $502,159       $1,233,507
                                                                  =================================



Earnings per share of common stock:
      Basic                                                            $0.22            $0.51
                                                                  =================================
      Diluted                                                          $0.22            $0.48
                                                                  =================================
Dividends per share of common stock:                                   $0.00            $0.00
                                                                  =================================








See accompanying notes.



               American Locker Group Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      1999             1998
                                               ---------------------------------

OPERATING ACTIVITIES
Net Income                                        $2,005,512          $3,409,811
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   426,065             518,785
     Deferred income taxes (credits)                       0           (140,000)
     Change in assets and liabilities:
         Accounts and notes receivable               978,218         (1,811,298)
         Inventories                                 236,183             422,194
         Prepaid expenses                           (29,336)           (130,764)
         Pension benefits                             21,048             337,500
         Accounts payable and accrued expenses      (886,645)          1,387,956
         Prepaid income taxes                        206,193              32,515
                                                  ------------------------------
Net cash provided by operating activities          2,957,238           4,026,699


INVESTING ACTIVITIES
Purchase of property, plant and equipment           (921,178)          (367,896)
                                                  ------------------------------
Net cash used in investing activities               (921,178)          (367,896)


FINANCING ACTIVITIES
Net repayment under line of credit                         0           (497,250)
Additional long term borrowings                    1,500,000                   0
Debt repayment                                      (150,008)          (850,000)
Common stock purchased and retired                       (41)               (98)
Common stock purchased for treasury               (2,367,966)                  0
Proceeds from exercise of stock options               54,625             101,609
                                                  ------------------------------
Net cash used in financing activities                963,390)        (1,245,739)
Effect of exchange rate changes on cash               42,436            (53,083)
                                                  ------------------------------
Net increase (decrease) in cash                    1,115,106           2,359,981
Cash and cash equivalents at beginning of
period                                             1,188,007           1,154,045
                                                  ==============================
Cash and cash equivalents at end of period        $2,303,113          $3,514,026
                                                  ==============================
Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                        $89,590            $192,739
                                                  ==============================
     Income Taxes                                 $1,195,233          $2,068,604
                                                  ==============================

See accompanying notes.



Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,393,062 (2,419,098 in 1998) and 2,437,573 (2,549,251 in
   1998) respectively for the nine month period ending September 30, 1999.

   During the third quarter ended September 30, 1999 the Company paid $79,435 to purchase 10,350 shares of common stock. During the first nine months ended September 30, 1999, the Company paid $2,367,966 to purchase 221,650 shares of common stock. These shares are recorded as treasury stock at September 30, 1999.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                              SEPTEMBER 30,         December 31,
                                                  1999                  1998

                     Raw materials             $2,049,446             $1,763,210
                     Work-in-process            1,641,580              2,023,542
                     Finished goods             2,845,431              2,985,888
                                               ----------             ----------
                                               $6,536,457             $6,772,640

                     Less allowance to
                     reduce value to
                     LIFO basis                (460,509)               (460,509)
                                               ----------             ----------
                                               $6,075,948             $6,312,131
                                               ==========             ==========

5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $2,047,948 and $3,356,728 for the nine months ended September 30, 1999 and September 30, 1998 respectively.

   The Company entered into a new term loan during June 1999, which provides for borrowings up to $3,000,000 at an interest rate at the bank's prevailing prime rate. Interest only payments are due monthly through July 2000, principal is payable over a five year term beginning in August 2000. The outstanding balance on this term loan is $1,500,000 at September 30, 1999.

6. The Company entered into a new term loan during June 1999, which provides for borrowings up to $3,000,000 at an interest rate at the bank's prevailing prime rate. Interest only payments are due monthly through July 2000, principal is payable over a five year term beginning in August 2000. The outstanding balance on this term loan is $1,500,000 at September 30, 1999.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST NINE MONTHS 1999 VS FIRST NINE MONTHS 1998

Sales for the first nine months of 1999 of $25,648,174 were down $11,169,294 or 30.3% compared to sales of $36,817,468 during the same period in 1998. Plastic locker sales to the United States Postal Service (USPS) totaled $18,358,941 compared to $28,063,445 during the first nine months of 1998. Cluster Box Units
(CBUs) sales were $17,426,827 compared to $26,499,711 during the first nine months of 1998.

The decline in sales of CBUs relates to fewer units in total purchased by the USPS compared to last year's first nine months and also to lower selling prices per unit. The Company has maintained its dominant market share position. However, USPS accumulation of CBU inventories in the third quarter of 1998 and USPS operating losses associated with deferring a postal rate increase for six months resulted in lower CBU purchases in the fourth quarter of 1998 and first nine months of 1999. Based on current information available to the Company, the Company believes that the long term outlook for CBU volumes remains favorable in light of continued USPS commitment to the CBU and its operating cost reduction benefits. Also effective September 15, 1999, the USPS had announced that it discontinued the purchase of NDCBUs. The CBU is a modernization of the NDCBU (which the USPS has purchased for 20 years) and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. Therefore, long term CBU volumes are expected to be positively effected by replacement of older NDCBU installations.

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

All other sales, metal and electronic were $7,289,233 for the first nine months of 1999 compared to $8,754,023 for the first nine months of 1998. This decrease of $1,464,790 or 16.7% relates to a general decrease in demand across all markets served by the Company.

Cost of products sold as a percentage of sales was 70.6% during the first nine months of 1999 compared to 70.7% in the first nine months of 1998.

Selling, general and administrative costs for the first nine months of 1999 decreased $1,010,966 over the same period in 1998. Selling, general and administrative expense as a percent of sales was 16.7% compared to 14.4% during the first nine months of 1998. The increase as a percentage of sales relates primarily to decreased sales volume.

Interest expense in the first nine months of 1999 was $89,590 compared to $192,739 in the same period in 1998. This decrease is due to lower average outstanding debt during 1999 versus 1998.

THIRD QUARTER 1999 VS THIRD QUARTER 1998

Third quarter sales of $7,761,363 were down $7,661,572 or 49.7% from the same period in 1998. Plastic locker sales of $5,688,378 were down 56.2% or $7,302,404 over 1998's third quarter. Sales of other products, metal and electronic lockers, were $2,072,985 during the third quarter of 1999, 14.8% lower than 1998.

Cost of products sold as a percentage of sales was 70.0% during the third quarter of 1999 down from 73.4% during the third quarter of 1998.

Selling, administrative and general expenses as a percent of net sales was 18.7% during the third quarter of 1999 compared to 13.7% in the third quarter of 1998.

Interest expense in the third quarter of $52,958 decreased from $62,016 in the third quarter of 1998 due to lower average outstanding debt during 1999 versus 1998.

LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to have adequate resources and liquidity to maintain and expand its operations. Working capital at September 30, 1999 was $10,212,560, up $504,887 from working capital of $9,707,673 at June 30, 1999. The ratio of current assets to current liabilities was 5.79 to 1 at September 30, 1999, as compared to a ratio of 3.94 to 1 at December 31. 1998. Cash provided by operations was $2,957,238 during the first nine months of 1999, compared to $4,026,699 provided by operating activities for the same period in 1998. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures will be provided principally from cash generated from future operations. The Company also has availability under its $3,000,000 term loan facility.

As previously announced, the Company repurchased approximately 211,000 shares of Company common stock in private and open market transactions during the quarter ended June 30, 1999. The Company repurchased approximately 10,350 shares of Company common stock in private and open market transactions during the third quarter ended September, 30, 1999. The purchase of the shares was funded by working capital and a new $3,000,000 term loan facility with the Company's primary bank lender. At present, $1,500,000 of the $3,000,000 facility has been drawn.

YEAR 2000 PROJECT UPDATE

The Year 2000 (Y2K) issue relates to the fact that many computers, computer programs, and embedded microchips support only two digits to specify a year in the date field. Therefore, if not corrected, these systems may fail or create erroneous results in dealing with matters which refer to dates after December 31, 1999. The Company is aware of the issues and has actively pursued corrective action since late

1996. Following is a project status update as of September 30, 1999.

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

B. Renovation

   Renovation by replacement of the Company's IT system is proceeding on schedule. New IT software that is certified Y2K compliant has been purchased, installed, and is operational on a Novell network of personal computers. Novell has now advised its customers that the version in use by the Company is Y2K compliant.

   Total project expenditures through September 30, 1999 were $230,000 for hardware, software, and implementation consulting fees. This represents over 90% of the total projected project cost.

C. Validation

   Validation and final testing of the new IT system commenced with full-scale Company data starting January 1, 1999 and is completed.

D. Implementation

   Final implementation of the new IT system is completed.

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

Worst Case Risks and Contingency Plans

In the first nine months of 1999, the Company's contract with the United States Postal Service (USPS) accounted for over 70% of the Company's revenues. Any interruption or slowing of USPS orders or payments as a result of Y2K related issues would have a material adverse effect on the Company's results of operations, liquidity, and/or financial condition. However, through communication with the

USPS and assessment of USPS  representations  related to
their  Y2K  project  status,   the  Company  does  not  anticipate  Y2K  related
interruptions in USPS orders or payments.

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

Part II

Item 1.  Legal Matters

In September 1998 and subsequent months, the Company was named as an additional defendant in over 50 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is de minimis. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27.1 Financial Data Schedule dated September 30, 1999.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                S I G N A T U R E






 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AMERICAN LOCKER GROUP INCORPORATED
                                                        (Registrant)



                                            /s/ Edward F. Ruttenberg
                                            ----------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer













Date:  November 1, 1999
       ---------------------------

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

                                September 30, 1999