Form 10-K
period 1999-12-31
AMERICAN LOCKER GROUP INC
filed 2000-03-23
CIK 8855

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

          [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

             [ ] Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from        to
                                                              -------    -------

                          Commission file number 0-439

                       American Locker Group Incorporated

--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                  Delaware                       16-0338330
--------------------------------------------------------------------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

     608 Allen Street, Jamestown, New York        14701-3966
--------------------------------------------------------------------------------
   (Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code) 1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

    None
                                       -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $1.00 Per Share

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X No   .
                 --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2000, the Registrant had outstanding 2,282,718 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $9,493,106, based on the closing price per share of Common Stock on this date of $7.25 as reported on the NASDAQ. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant and other persons reporting beneficial ownership of 5% or more of Common Stock pursuant to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 16, 2000, are incorporated by reference into Part III.

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

One of the Company's subsidiaries is a party to a Manufacturing Agreement with Signore, Inc., formerly a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The Agreement, which became effective January 1, 1990, has been extended and now is for a term expiring April 30, 2000. The Agreement provides that the cost to the Company for these services be equal to Signore's standard cost divided by 80%.

Business Segment Information

The Company, including its foreign subsidiary, is engaged in one business: sale and rental of coin and key or electronically controlled checking lockers and locks and the sale of plastic centralized mail and parcel distribution lockers.

The Company has developed a range of products to support the United States Postal Service (USPS) Centralized Delivery program. Outdoor Parcel Lockers
(OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 155,000 OPLs to the USPS. Cluster Box Units (CBUs) are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. Type One and Type Two CBUs are approved and included in the current contract. As of March 5, 2000, Cluster Box Units with aggregate invoice prices in excess of $90,000,000 have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by The Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the United States Postal Service.

The checking lockers are fabricated by Signore Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI. The Company has developed a coin operated baggage cart system and is operating the system at one major Canadian airport, one major United States airport and has sold several cart systems for use in US airports.

Additional   information  with  respect  to  business  segment  data,  including significant customers, is disclosed in Note 12 of the financial statements included in Item 8 of this Form 10-K.

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

Employees

The Company and its subsidiaries actively employed 137 individuals on a full-time basis as of December 31, 1999, in its businesses of whom 47 are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

Dependence on Material Customer

During 1999, 1998, and 1997, one customer, the United States Postal Service, accounted for 74.3%, 76.9%, and 69.2% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

Research and Development

The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $26,403, $17,081, and $48,735, in 1999, 1998, and 1997, respectively, for such activity in its continuing businesses, which does not include new product development costs.

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

Executive Officers of the Company

                                                                      YEAR FIRST
                                                                        ASSUMED
      NAME             AGE       OFFICE HELD WITH COMPANY              POSITION

--------------------------------------------------------------------------------

Edward F. Ruttenberg   53        Chairman of the Board and                  1998
                                 Chief Executive Officer

Roy J. Glosser         39        President, Chief Operating                 1996
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

There are no arrangements or understandings pursuant to which any of the officers were elected as officers, except for an employment contract between the Company and Roy J. Glosser and an employment contract between the Company and Edward F. Ruttenberg. Except as provided in such employment contracts, all officers hold office for one year and until their successors are elected and qualified; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the majority of the Board of Directors.

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

Jamestown, NY              American Locker Security              30,200*              Assembly and
                             Systems, Inc.                                            Warehouse

Pittsburgh, PA             Executive Office                         500*              Office space

Ellicottville, NY          American Locker Security              12,800               Lock manufacturing
                             Systems, Inc. - Lock Shop                                service and repair

Toronto,                   Canadian Locker Company, Ltd.          4,000*              Coin-operated lockers
  Ontario                                                                             and locks

Toronto,
  Ontario                  Canadian Locker Company, Ltd.          3,000*              Warehouse

                                                                 -------
                                                   TOTAL         87,500
                                                                 =======


The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 2000 through 2001.

ITEM 3. LEGAL PROCEEDINGS

In September 1998 and subsequent months, the Company was named as an additional defendant in 67 cases pending in state court in Massachusetts and one case pending in Federal court. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 1999.

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



                                PER COMMON SHARE
                                  MARKET PRICE


                                                                                        DIVIDEND
   1998                             HIGH                      LOW                       DECLARED
   ----                             ----                      ----                      --------

First Quarter                       $12.75                    $ 6.188                    $0.00
Second Quarter                       39.00                     11.50                      0.00
Third Quarter                        37.75                     10.50                      0.00
Fourth Quarter                       30.75                     18.00                      0.00
                                                                                         -----
Total                                                                                    $0.00
                                                                                         =====

     1999                           HIGH                      LOW                       DECLARED
     ----                           ----                      ----                      --------

First Quarter                       $26.00                    $13.25                     $0.00
Second Quarter                       14.25                      6.375                     0.00
Third Quarter                         9.62                      5.25                      0.00
Fourth Quarter                        8.75                      5.125                     0.00
                                                                                         -----
Total                                                                                    $0.00
                                                                                         =====



As of March 14, 2000, the Company had 1,350 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 4 to the financial statements included in Item 8 of this Form 10-K.

ITEM 6. ELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.



                                                           1999          1998          1997          1996          1995
                                                           ----          ----          ----          ----          ----
Sales                                                   $34,950,104   $45,011,327   $29,295,533   $22,517,589   $23,677,940

Income before income taxes                                4,395,208     7,103,364     3,454,508     1,819,184     2,747,478

Income taxes                                              1,771,407     2,788,822     1,342,033       674,352       956,909

Net income                                                2,623,801     4,314,542     2,112,475     1,144,832     1,790,569

Earnings per share - basic (2)                                 1.11          1.78          0.72          0.35          0.53

Earnings per share - diluted (2)                               1.09          1.70          0.70          0.35          0.52

Weighted average common shares
    outstanding - basic (2)                               2,363,338     2,420,078     2,909,788     3,232,408     3,381,424

Weighted average common shares
    outstanding - diluted (2)                             2,402,108     2,542,684     3,000,128     3,307,876     3,442,328

Dividends declared                                             0.00          0.00          0.00          0.00          0.00

Interest expense                                            153,861       231,875       181,678       208,827       166,289

Depreciation expense                                        636,047       646,379       600,632       622,392       404,006

Expenditures for property, plant and equipment            1,915,139       536,819       520,358       234,621     1,232,604

YEAR-END POSITION
Total assets                                             15,179,069    13,469,516    11,263,725    10,020,078    10,106,185

Long-term debt, including current portion                 2,034,324       733,333     3,094,000     1,300,000       900,000

Stockholders' equity                                     10,107,210     9,264,056     4,919,145     5,358,147     4,464,066

Stockholders' equity per share of common stock (1)             4.44          3.82          2.04          1.67          1.36
(2)

Common shares outstanding at year-end (2)                 2,277,118     2,422,772     2,405,780     3,200,096     3,274,500

Number of employees                                             137           135           120           134           137


(1) Based on shares outstanding at year-end.

(2) All years presented have been restated to reflect the impact of a four-for-one stock distribution during 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1999 Compared to 1998

Consolidated sales in 1999 totaled $34,950,000, a 22% decrease from sales of $45,011,000 in 1998. Income before income taxes in 1999 declined 38% to $4,395,000 compared to $7,103,000 in 1998. Sales of the Company's plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 23% to $25,969,000 in 1999 from $33,611,000 in 1998. Revenues from the Company's other locker products, primarily the sale and rental of metal coin and key electronically controlled lockers, decreased 23% to $8,442,000 in 1999 from $11,038,000 in 1998. During 1999, the Company expanded its luggage cart business for airport terminals by commencing service at the Detroit Metropolitan Airport. The luggage cart business generated revenue of approximately $539,000 in 1999 compared to $362,000 in 1998.

The decline in sales of plastic lockers resulted from a decline in the total number of CBUs sold to the USPS in 1999 as compared to 1998 and also to lower selling prices per unit. As a result of the USPS accumulation of CBU inventories in 1998 and the USPS operating losses associated with deferring a postal rate increase, the USPS purchased fewer CBUs in 1999. The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. Despite the decline in CBU orders received by the Company in 1999, the Company has maintained its dominant share of the CBU market.

The Company's present contract with the USPS covers all three types of CBUs and the Outdoor Parcel Locker (OPL). The contract was originally awarded March 27, 1996 and the USPS has exercised three one-year options which have extended the contract to mid-April 2000. The USPS has advised the Company that it will exercise the fourth one year option which will extend the contract to mid-April 2001. Prices and quantities under the anticipated contract renewal have not been finalized and are subject to negotiation. Effective September 15, 1999, the USPS announced it had discontinued the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs). The CBU is a modernization of the NDCBU which the USPS had purchased for over 20 years and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. Therefore, a positive impact to long-term CBU volume is anticipated as a result of replacement of older NDCBUs. The Company believes its CBU product line continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Sales of the Company's other locker products decreased due to a general decrease in demand across all markets served by the Company as well as increased competition.

The Company is addressing the decline in volume in its other locker products through several initiatives. The Company has introduced a new plastic coin operated locker designed for high corrosion environments. In addition, the Company is reviewing and redesigning its international distribution methods, in an effort to increase international sales activity. The Company also plans to increase its efforts to further penetrate the airport luggage cart market during 2000.

Consolidated cost of sales as a percentage of sales increased to 71.8% in 1999 compared to 70.0% in 1998. The increase was the result of the lower unit sales of the Company's products, primarily the CBUs, as well as CBU price concessions.

Selling, administrative and general expenses of $5,652,000 during 1999 decreased 14% from $6,608,000 in 1998. The decrease is primarily the result of two unusual 1998 expenses. In 1998, Roy J. Glosser, President and Chief Operating Officer was granted and exercised stock appreciation rights which resulted in $327,000 of additional compensation expense. The Company also expensed $400,000 to provide for the entire obligation under the supplemental executive retirement program (SERP) as a result of the death of the former chairman and chief executive officer of the Company. The remaining decrease in 1999 compared to 1998 is due to lower selling expenses as a result of the decrease in sales volume.

Interest expense decreased to $154,000 in 1999 from $232,000 in 1998. The decrease in 1999 is due to lower average outstanding debt during 1999 as compared to 1998. The increase in long-term debt at December 31, 1999 compared to December 31, 1998 is due to the Company entering into a term loan during June 1999 which increased long-term debt by $1,500,000.

Results of Operations - 1998 Compared to 1997

In 1998, consolidated sales of $45,011,000 increased 54% over 1997 sales of $29,296,000. Income before income taxes increased 106% to $7,103,000 in 1998 compared to $3,455,000 in 1997. Sales of the Company's plastic lockers to the United States Postal Service (USPS) increased 76% to $33,611,000 in 1998 from $19,112,000 in 1997. Revenues from the Company's other non-plastic locker products increased 12% to $11,401,000 in 1998 from $10,183,000 in 1997.

During 1998 the Company delivered approximately 34,000 CBUs (all three types combined) and approximately 8,000 OPLs. The USPS instituted and maintained a procurement policy as of October 1997 that limited the purchase of NDCBUs (the steel predecessor to plastic or aluminum CBUs) in relation to the new CBUs. As stated above, in September 1999, the USPS entirely discontinued the purchase of NDCBUs. Shipments of CBUs by the Company increased dramatically in 1998 due to execution of the policy limiting the purchase of NDCBUs and the Company's ability to maintain its dominant market share position.

Consolidated cost of sales as a percentage of sales was consistent at 70.0% in 1998 and 1997. Gross margin gains due to higher volume efficiencies on Cluster Box Units (CBUs) were offset by price concessions to the USPS.

Selling, administrative and general expenses of $6,608,000 during 1998 increased 29% from the $5,120,000 in 1997. The two unusual items described above, accounted for approximately $727,000 of the $1,488,000 increase in selling, administrative and general expenses. The remainder of the increase in selling, administrative and general expense includes increased costs for compensation, selling expenses, freight, and legal expenses. The previously disclosed settlement with the remaining plaintiff of Derr et al v. American Locker Group Inc., 94-CV-05155(M), for a monetary sum of $400,000 was fully reserved and had no effect on the Company's results of operations in 1998.

Interest income increased to $103,000 in 1998 compared to $51,000 in 1997 due to improvements in daily cash management procedures and higher balances available for overnight investment.

Interest expense increased to $232,000 in 1998 from $182,000 in 1997. The increase in interest expense relates to higher average outstanding debt in 1998. However, in October 1998 the Company retired $1,813,000 of debt related to the repurchase of a large block of Company stock in 1997.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 4.68 to 1 and 3.94 to 1 at December 31, 1999 and 1998, respectively. Working capital, or the excess of current assets over current liabilities was $9,973,000 and $9,117,000 at December 31, 1999 and 1998, respectively. The increase in working capital resulted primarily from operations. In 1999, the Company's operations generated $4,994,000 of cash.

In June 1999 the Company entered into a new term loan, which provides for borrowing up to $3,000,000. The Company may draw under this facility until June 30, 2000. The Company borrowed $1,500,000 under this facility during 1999, and used the proceeds, together with cash from operations, to repurchase 221,650 shares of common stock of the Company for $2,367,000.

The Company's policy is to maintain modern equipment and adequate capacity. During 1999, 1998 and 1997, the Company expended $1,915,000, $537,000, and
$520,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations.

The Company expects that cash generated from operations in 2000 will be adequate to fund the needs for working capital, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs.

Impact of Inflation and Changing Prices

Although inflation has been low in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time. Specifically, the Company does have the ability to modify its contract with the USPS regarding sales prices in the event of a significant price increase for materials subject however to competitive situations. In respect to its other products, both steel and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices.

The Company intends to seek ways to control the administrative overhead necessary to successfully run the business. By controlling these costs, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

The Company has used the LIFO method of accounting for its inventories since 1974. This method matches current costs with current revenues and during an inflationary period, reduces reported income but improves cash flow due to a reduction of taxes based on income.

Interest Rate Risks

The interest rate on the Company's long-term debt is based upon the prime interest rate; accordingly the Company is exposed to interest rate risk. Based upon the Company's outstanding long-term debt at December 31, 1999, a 1% increase in interest rates would result in an increase to interest expenses of approximately $20,000.

Effect of New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. This new standard must be adopted for year 2001 financial reporting. At this time, management does not believe that the pronouncement will impact the Company's financial statements.

Year 2000

The Company did not experience any disruptions, internally or externally, from Year 2000 issues. The total expenditures for Year 2000 issues, mainly hardware, software and implementation consulting fees, were approximately $250,000.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required is reported under "Impact of Inflation and Changing Prices" and "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York
February 15, 2000






               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                        December 31

                                                                                 1999                 1998
                                                                        --------------------------------------------

Assets
Current assets:

   Cash and cash equivalents                                               $     3,285,983       $     1,188,007
   Accounts and notes receivable, less allowance for
     doubtful accounts of $222,000 in 1999 and $216,000 in1998
                                                                                 3,814,185             4,062,802
   Inventories                                                                   4,973,269             6,312,131
   Prepaid expenses                                                                125,581               150,808
   Deferred income taxes                                                           481,163               501,477
                                                                        --------------------------------------------
Total current assets                                                            12,680,181            12,215,225

Property, plant and equipment:
   Land                                                                                500                   500
   Buildings                                                                       390,953               388,795
   Machinery and equipment                                                      10,309,324             8,408,983
                                                                        --------------------------------------------
                                                                                10,700,777             8,798,278
   Less allowance for depreciation                                              (8,290,534)           (7,681,632)
                                                                        --------------------------------------------
                                                                                 2,410,243             1,116,646

Deferred income taxes                                                               88,645               137,645








                                                                        --------------------------------------------
Total assets                                                               $    15,179,069       $    13,469,516
                                                                        ============================================





                                                                                       December 31

                                                                                1999                  1998
                                                                        --------------------------------------------

Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                        $     1,410,948       $     1,574,809
   Commissions, salaries, wages and taxes thereon                                  311,172               639,822
   Other accrued expenses                                                          610,947               600,582
   Federal, state and foreign income taxes payable                                  49,432                82,941
   Current portion of long-term debt                                               325,000               200,000
                                                                        --------------------------------------------
Total current liabilities                                                        2,707,499             3,098,154


Long-term obligations:
   Long-term debt                                                                1,708,324               533,333
   Pension and other benefits                                                      656,036               573,973
                                                                        --------------------------------------------
                                                                                 2,364,360             1,107,306



Stockholders' equity:
   Common stock, $1 par value:
     Authorized shares-- 4,000,000
     Issued  shares -- 2,498,768 -1999 and 2,422,772 - 1998
     Outstanding shares -- 2,277,118 - 1999,
        2,422,772 - 1998                                                         2,498,768             2,422,772
   Other capital                                                                   538,455                74,867
   Retained earnings                                                             9,600,788             6,976,987
   Treasury stock at cost (221,650 shares)                                      (2,367,966)                    -
   Accumulated other comprehensive income                                         (162,835)             (210,570)
                                                                        --------------------------------------------
Total stockholders' equity                                                      10,107,210             9,264,056
                                                                        --------------------------------------------


Total liabilities and stockholders' equity                                 $    15,179,069       $    13,469,516
                                                                        ============================================




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                                          Year ended December 31
                                                                1999               1998               1997
                                                         -----------------------------------------------------------

Net sales                                                 $     34,950,104   $     45,011,327  $      29,295,533
Cost of products sold                                           25,099,003         31,493,280         20,533,950
                                                         -----------------------------------------------------------
                                                                 9,851,101         13,518,047          8,761,583
Selling, administrative and general expenses                     5,652,262          6,608,376          5,119,905
                                                         -----------------------------------------------------------
                                                                 4,198,839          6,909,671          3,641,678

Interest income                                                     96,057            102,826             51,270
Other income (expense) - net                                       254,173            322,742            (56,762)
Interest expense                                                  (153,861)          (231,875)          (181,678)
                                                         -----------------------------------------------------------
Income before income taxes                                       4,395,208          7,103,364          3,454,508
Income taxes                                                     1,771,407          2,788,822          1,342,033
                                                         -----------------------------------------------------------
Net income                                                $      2,623,801   $      4,314,542      $   2,112,475
                                                         ===========================================================




Earnings per share of common stock:

   Basic                                                             $1.11             $ 1.78             $  .72
                                                         ===========================================================
   Diluted                                                           $1.09             $ 1.70             $  .70
                                                         ===========================================================

Dividends per share of common stock:                                 $0.00             $ 0.00              $0.00
                                                         ===========================================================


See accompanying notes.






               American Locker Group Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                                       Accumulated
                                                                                                          Other            Total
                                        Common           Other          Retained        Treasury      Comprehensive    Stockholders'
                                        Stock           Capital         Earnings         Stock           Income            Equity
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1996        $     3,200,096  $    1,083,330  $     1,189,308   $         -   $     (114,587)   $   5,358,147
  Comprehensive income:
     Net income                                   -               -        2,112,475             -                 -       2,112,475
     Other comprehensive income:
       Foreign currency translation               -               -                -             -          (34,493)        (34,493)
  Total comprehensive income                                                                                               2,077,982
  Common stock purchased and
     retired (794,316 shares)             (794,316)     (1,083,330)        (639,338)             -                 -     (2,516,984)
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1997
                                          2,405,780               -        2,662,445             -         (149,080)       4,919,145

  Comprehensive income:
     Net income                                   -               -        4,314,542             -                 -       4,314,542
     Other comprehensive income:
       Foreign currency translation               -               -                -             -          (61,490)        (61,490)
  Total comprehensive income                                                                                               4,253,052
  Common stock issued (17,000 shares)        17,000           8,063                -             -                 -          25,063
  Tax benefit of exercised stock
  options                                         -          66,894                -             -                 -          66,894
  Common stock purchased and
     retired (8 shares)                         (8)            (90)                -             -                 -            (98)
                                   -------------------------------------------------------------------------------------------------
  Balance at December 31, 1998            2,422,772          74,867        6,976,987             -         (210,570)       9,264,056

  Comprehensive income:
     Net income                                   -               -        2,623,801             -                 -       2,623,801
     Other comprehensive income:
       Foreign currency translation               -               -                -             -            47,735          47,735
  Total comprehensive income                                                                                               2,671,536
  Common stock issued (76,000 shares)        76,000        (21,375)                -             -                 -          54,625
  Tax benefit of exercised stock
  options                                         -         485,000                -             -                 -         485,000
  Common stock purchased for
     treasury (221,650 shares)                    -               -                -   (2,367,966)                 -     (2,367,966)
  Common stock purchased and retired
     (4 shares)                                 (4)            (37)                -             -                 -            (41)
                                   -------------------------------------------------------------------------------------------------
  Balance at December 31, 1999      $     2,498,768  $      538,455  $     9,600,788  $(2,367,966)   $     (162,835)   $  10,107,210
                                   =================================================================================================

See accompanying notes.



                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31
                                                                    1999              1998             1997
                                                              ------------------------------------------------------

Operating activities

Net income                                                       $   2,623,801     $   4,314,542    $   2,112,475
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                      630,047           646,379          600,632
     Loss on disposition of property, plant and equipment                    -             1,265              490
     Deferred income taxes (credits)                                    69,314           (57,139)          (7,467)
     Pension and other benefits                                         84,863           311,613           58,040
     Change in assets and liabilities:
       Accounts and notes receivable                                   263,872           438,478       (1,164,644)
       Inventories                                                   1,338,862        (2,675,794)        (296,860)
       Prepaid expenses                                                 25,805           (62,058)           7,603
       Accounts payable and accrued expenses                          (493,590)          687,462          154,526
       Income taxes                                                    451,491           182,350           (3,529)
                                                              ------------------------------------------------------
Net cash provided by operating activities                            4,994,465         3,787,098        1,461,266

Investing activities

Purchase of property, plant and equipment                           (1,915,139)         (536,819)        (520,358)
Proceeds from sale of property, plant and equipment                          -             9,426            3,702
                                                              ------------------------------------------------------
Net cash used in investing activities                               (1,915,139)         (527,393)        (516,656)

Financing activities

Net repayment under line of credit                                           -          (850,000)        (275,000)
Long-term debt borrowings                                            1,500,000                 -        3,315,000
Long-term debt payments                                               (200,000)       (2,360,667)      (1,521,000)
Common stock issued                                                     54,625            25,063                -
Common stock purchased for treasury                                 (2,367,966)                -                -
Common stock purchased and retired                                         (41)              (98)      (2,516,984)
                                                              ------------------------------------------------------
Net cash used in financing activities                               (1,013,382)       (3,185,702)        (997,984)
Effect of exchange rate changes on cash                                 32,032           (40,041)         (21,803)
                                                              ------------------------------------------------------
Net increase (decrease) in cash                                      2,097,976            33,962          (75,177)
Cash and cash equivalents at beginning of year                       1,188,007         1,154,045        1,229,222
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                         $   3,285,983     $   1,188,007    $   1,154,045
                                                              ======================================================

Supplemental cash flow information: Cash paid during the year for:

     Interest                                                    $     143,032     $     240,600   $      172,953
                                                              ======================================================

     Income taxes                                                $   1,250,602     $   2,665,587    $   1,345,562
                                                              ======================================================


See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Locker Group Incorporated and Subsidiaries
December 31, 1999

1. BASIS OF PRESENTATION

CONSOLIDATION AND BUSINESS DESCRIPTION

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is primarily engaged in one business: coin and key or electronically controlled metal and plastic centralized mail and parcel distribution lockers and locks. The Company sells to customers throughout North America as well as internationally.

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

PROPERTIES AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 30 years for buildings and 3 to 12 years for machinery and equipment.

REVENUE RECOGNITION

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. Less than three percent of the Company's revenues were derived from sales to distributors. No distributor stocks a material inventory of the Company's products and no distributor has the right to return.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares.

FOREIGN CURRENCY

The assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at current exchange rates. Income statement amounts are translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $332,000, $310,000 and $289,000 in advertising costs during 1999, 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of the Company's long-term debt also approximate fair value since the interest rates are adjusted based upon changes in the prime interest rate.

STOCK-BASED COMPENSATION

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation  plan in  accordance  with the  intrinsic  value  based  method  of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost for stock options is recognized because the number of options granted is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to change in the fair value of a recognized assets or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

This new standard must be adopted for year 2001 financial reporting. Management has determined that it does not have current transactions that would require reporting under SFAS 133.

3. INVENTORIES

Inventories consist of the following:
                                                      December 31
                                              1999                 1998
                                         ---------------------------------------

Finished products                         $   1,363,889       $  1,763,210
Work-in-process                               1,856,704          2,023,542
Raw materials                                 2,373,527          2,985,888
                                         ---------------------------------------
                                              5,594,120          6,772,640
Less allowance to reduce to LIFO basis         (620,851)          (460,509)
                                         ---------------------------------------
Net inventories                           $   4,973,269       $  6,312,131
                                         =======================================

4. DEBT

Long-term debt consists of the following:

                                                      December 31
                                               1999                 1998
                                         ---------------------------------------
Note payable to bank,  unsecured,
  payable through August 31, 2002 at
  $16,667 per month plus interest at
  prime plus 0.15%                        $     533,324      $      733,333

Note payable  to bank,  unsecured,
  with  interest  at prime,  payable
  in equal monthly  principal  amounts
  from August 2000 through July 2005,
  provides for borrowing up to
  $3,000,000
                                              1,500,000                   -
                                         ---------------------------------------
Total long-term debt                          2,033,324             733,333
Less current portion                            325,000             200,000
                                         ---------------------------------------
Long-term portion                         $   1,708,324      $      533,333
                                         =======================================

The credit agreement underlying the notes payable to bank requires compliance with certain covenants and has restrictions on the payment of dividends. The Company was in compliance with the terms of the agreement in connection with the notes payable at December 31, 1999.

Based upon the outstanding balances at December 31, 1999, the required principal payments on long-term obligations in each of the years through final maturity are as follows:

                      2000                            $        325,000
                      2001                                     500,000
                      2002                                     433,324
                      2003                                     300,000
                      2004                                     300,000
                      2005                                     175,000

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate (8.5% at December 31, 1999.) There were no borrowings outstanding under the line of credit at December 31, 1999.

5. OPERATING LEASES

The  Company   leases   several   operating   facilities   and  vehicles   under
non-cancelable operating leases. Future minimum lease payments consist of the following at December 31, 1999:

                      2000                            $        302,000
                      2001                                     253,000
                                                      ----------------
                                                      $        555,000
                                                      ================

Rent expense amounted to approximately $322,000, $252,000 and $360,000 in 1999, 1998 and 1997, respectively.

6. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

                                 1999                1998               1997
                         -------------------------------------------------------

United States            $    4,286,818      $     7,055,116        $ 3,475,062
Foreign income (loss)           108,390               48,248            (20,554)
                         -------------------------------------------------------
                         $    4,395,208      $     7,103,364        $ 3,454,508
                         =======================================================


Significant components of the provision for income taxes are as follows:

                                 1999                1998               1997
                         -------------------------------------------------------
Current:
   Federal               $   1,386,855       $     2,431,419        $ 1,162,327
   State                       266,557               390,548            199,227
   Foreign                      48,681                23,954            (12,054)
                         -------------------------------------------------------
Total current                1,702,093             2,845,921          1,349,500

Deferred:
   Federal                      58,917               (48,569)            (6,347)
   State                        10,397                (8,570)            (1,120)
                         -------------------------------------------------------
                                69,314               (57,139)            (7,467)
                         -------------------------------------------------------
                         $   1,771,407       $     2,788,782        $  1,342,033
                         =======================================================

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                     1999             1998              1997
                                 -----------------------------------------------

Statutory income tax rate            34%              34%               34%
State and foreign income taxes        5                4                 3
Other permanent differences           1                1                 2
                                 -----------------------------------------------
                                     40%              39%               39%
                                 ===============================================

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

                                                    1999              1998
                                            ------------------------------------
Deferred tax liabilities:
   Property, plant and equipment              $    220,796      $    139,422
   Prepaid expenses and other                       85,005            91,036
                                            ------------------------------------
Total deferred tax liabilities                     305,801           230,458

Deferred tax assets:
   Postretirement benefits                          58,301            61,936
   Pension costs                                   289,663           253,654
   Allowance for doubtful accounts                  46,283            84,360
   Accrued expenses                                110,476           105,102
   Other employee benefits                          28,608            34,256
   Inventory costs                                 342,278           330,272
                                            ------------------------------------
Total deferred tax assets                          875,609           869,580
                                            ------------------------------------
Net deferred tax assets                       $    569,808      $    639,122
                                            ====================================

Current deferred tax asset                    $    481,163      $    501,477
Long-term deferred tax asset                        88,645           137,645
                                            ------------------------------------
                                              $    569,808      $    639,122
                                            ====================================

The Company does not provide deferred taxes for amounts that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted was approximately $1,004,000 at December 31, 1999. If such dividends were to be remitted, foreign tax credits available under present law would reduce the amount of U.S. taxes payable.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The following table sets forth the changes in benefit obligation, changes in plan assets, the funded status and the accrued benefit cost recognized in the consolidated balance sheets at December 31, 1999 and 1998.



                                                     PENSION BENEFITS                      OTHER BENEFITS
                                                    1999             1998                  1999            1998
                                            -----------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning
     of year                                $      2,123,786    $   2,089,481    $        72,284   $        133,302
   Service cost                                      177,064          142,888              1,415              1,332
   Interest cost                                     147,538          134,961              5,623              4,594
   Actuarial (gain) loss                            (151,581)          92,463             (5,141)           (61,644)
   Benefits paid                                     (99,091)        (336,007)            (5,089)            (5,300)
                                            -----------------------------------------------------------------------
Benefit Obligation At End of Year                  2,197,716        2,123,786             69,092             72,284

CHANGE IN PLAN ASSETS
   Fair value of plan assets at
     beginning of year                             1,825,209        1,911,849                  -                  -
   Actual return on plan assets                      126,914          126,330                  -                  -
   Employer contribution                                   -          123,037              5,089              5,300
   Benefits paid                                     (99,091)        (336,007)            (5,089)            (5,300)
                                            -----------------------------------------------------------------------
Fair value of plan assets at end of year           1,853,052        1,825,209                  -                  -

Funded status                                       (344,664)        (298,577)           (69,092)           (72,284)

Unrecognized net transition asset                   (316,974)        (423,015)                 -                  -
Unrecognized net actuarial loss (gain)               288,202          457,665            (65,661)           (64,350)
Unrecognized prior service cost                        2,268            2,693                  -                  -
                                            -----------------------------------------------------------------------
Accrued benefit cost                        $       (371,168)   $    (261,234)   $      (134,753)  $       (136,634)
                                            =======================================================================


                                                      PENSION BENEFITS                    OTHER BENEFITS
                                                     1999            1998                1999              1998
                                            -----------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
   BENEFIT COST

Service cost                                $        177,064    $     142,888    $         1,415   $          1,332
Interest cost                                        147,538          134,961              5,623              4,594
Expected return on plan assets                      (124,677)        (121,896)                 -                  -
Amortization of unrecognized net
   transition asset                                 (106,041)        (106,041)                 -                  -
Net actuarial loss (gain)                             15,645           11,413             (3,830)            (3,830)
Amortization of prior service cost                       425              425                  -                  -
                                            -----------------------------------------------------------------------
Net periodic benefit cost                   $        109,954    $      61,750    $         3,208   $          2,096
                                            =======================================================================

                                            PENSION BENEFITS     OTHER BENEFITS
                                            1999      1998       1999    1998
                                          --------------------------------------
Weighted average assumptions
   as of December 31
     Discount rate                         7.50%      6.75%      7.50%     6.75%
     Expected return on plan assets        7.00%      7.00%          -         -
     Rate of compensation increase         5.50%      4.75%          -         -


Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. During 1998, the Company recorded an expense of approximately $400,000 in accordance with the plan provisions, as a result of the death of the Company's chief executive officer. The Plan provides for monthly payments to the former executive's widow for the remainder of her life. Based upon actuarial calculations, the projected liability under the plan is approximately $352,000 at December 31, 1999 and is recorded as other accrued expenses and pension and other benefits in the consolidated balance sheets.

During 1999 the Company established a defined contribution 401(k) plan for the benefit of its full-time employees. Employees may contribute on a pre-tax basis, a portion of their salary up to IRS limits to the Plan. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $12,000 in connection with its contribution to the plan during 1999.

8. CAPITAL STOCK

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock, 1,000,000 shares of convertible preferred stock and 200,000 shares of Series A Junior Participating Preferred Stock.

9. STOCK OPTIONS

In 1999, the Company adopted the American Locker Group Incorporated Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. Prior to 1999, the Company issued stock options and stock appreciation rights under a 1988 plan. The 1988 plan expired in 1999, as such no further options can be granted under the 1988 plan. As of December 31, 1999, options with respect to 57,000 shares remained outstanding under the 1988 plan.

During 1998, the Company recorded approximately $327,000 of expense related to stock appreciation rights that were granted and exercised. At December 31, 1999, 1998 and 1997, there were no stock appreciation rights outstanding.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions for 1999: risk-free interest rates of 7.0%; dividend yields of 0.0; volatility factors of the expected market price of the Company's common stock of
 .70; and a weighted-average expected life of the option of 5 years. The pro-forma effect on earnings for the year ended December 31, 1999 is as follows: net income $2,455,803; basic earnings per share $1.04, and diluted earnings per share $1.02. The pro-forma effect on earnings for the year ended December 31, 1997 is as follows: net income $2,069,635; basic earnings per share $.71 and diluted earnings per share $.69. The 1998 net income and earnings per share would not have been impacted, since no stock options were granted in 1998, and the options granted in 1997, vested immediately.

The per share fair value of the options granted in 1999 using these assumptions was $4.35.

A summary of the activity in the Company's Employee Option Plan and related information for the years ended December 31 follows:



                                  1999                        1998                         1997
                                  ----                        ----                         ----
                                                Weighted                    Weighted                     Weighted
                                                Average                     Average                      Average
                                                Exercise                    Exercise                     Exercise Price
                                 Options        Price         Options       Price          Options
                                 ----------------------------------------------------------------------------------------

Outstanding -
  Beginning of year                  133,000    $  1.45       162,000       $  1.55          102,000     $    .81

Exercised and

  Surrendered                        (76,000)       .72       (29,000)         2.03                             -
                                                                                                   -
Granted                               57,000       6.98             -             -           60,000         2.81
                                 =========================================================================================
Outstanding -
  end of year                        114,000    $  5.11       133,000       $  1.45          162,000     $   1.55
                                 =========================================================================================

Exercisable -
   end of year                       114,000                  133,000                        162,000
                                     =======                  =======                        =======


The exercise prices for options outstanding as of December 31, 1999 were as follows: $1.063 - 13,000 shares, $2.813 - 44,000 shares, $6.50 - 57,000 shares and $8.875 - 10,000 shares. The weighted-average remaining contractual life of those options is 7.6 years.

At December 31, 1999, 83,000 options remain available for future issuance under the 1999 plan.

10. SHAREHOLDER RIGHTS PLAN

In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $40 ("Purchase Price"), subject to adjustment. The Right will be exercisable only if a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock, or ten business days (subject to prior extension of the period by the Board) following the commencement of a tender or exchange offer for 20% or more of such outstanding common stock. The Rights Plan includes certain exceptions from the definitions of Acquiring Person and beneficial ownership to take into account the existing ownership of common shares by members of one family. If any person becomes an Acquiring Person, each Right will entitle its holder to receive, upon exercise of the Right, such number of common shares determined by (A) multiplying the current Purchase Price by the number of one one-hundredth of a preferred share for which a right is now exercisable and dividing that product by (B) 50% of the current market price of the common shares.

In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive, upon exercise, that number of the acquiring Company's common shares having a market value of twice the exercise price of the Right. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in November 2009 or the time that a person becomes an Acquiring Person. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:


                                                                     1999           1998               1997
                                                            --------------------------------------------------------
Numerator:
   Net income                                               $      2,623,801    $4,314,542           $2,112,475
Denominator:
   Denominator  for basic  earnings per share - weighted
     average shares outstanding                                                  2,420,078            2,909,788
                                                                   2,363,338

   Effect of dilutive securities:
     Employee stock options                                           38,770       122,606               90,340
                                                            ---------------------------------------------------------

   Denominator   for  diluted   earnings   per  share  -
     weighted  average  shares out- standing and assumed
     conversions                                                   2,402,108     2,542,684            3,000,128
                                                            =========================================================
Basic earnings per share                                    $           1.11    $     1.78           $      .72
                                                            =========================================================
Diluted earnings per share                                  $           1.09    $     1.70           $      .70
                                                            =========================================================


12. GEOGRAPHIC AND CUSTOMER CONCENTRATION DATA

The Company primarily operates in one line of business, sale and rental of lockers. This includes coin and key electronically controlled checking lockers and locks and sale of plastic centralized mail and parcel distribution lockers.

The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:

                                1999                 1998               1997
                          ------------------------------------------------------

United States customers   $     32,596,075    $   41,735,153    $     26,170,616
Foreign customers                2,354,029         3,276,174           3,124,917
                          ------------------------------------------------------
                          $     34,950,104    $   45,011,327    $     29,295,533
                          ======================================================

Sales to the U.S. Postal Service represented 74.3%, 76.9% and 69.2% of net sales in 1999, 1998, and 1997, respectively.

At December 31, 1999 and 1998, the Company had secured receivables from a customer under a time payment arrangement totaling $63,000 and $76,000, respectively. At December 31, 1999, the Company had unsecured trade receivables from governmental agencies of $2,416,000 and from customers considered to be distributors of $192,000 (including a United Kingdom distributor of $133,000).

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company generally does not require collateral for trade accounts receivable.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

                                          1999
                  --------------------------------------------------------------
                                   Three Months Ended

                   March 31       June 30        September 30      December 31
                  --------------------------------------------------------------

Net sales          $  7,857,688  $  10,029,123    $  7,761,363     $   9,301,930
                  ==============================================================

Gross profit          2,323,713      2,890,548       2,327,709         2,309,131
                  ==============================================================

Net income              591,807        911,546         502,159           618,289
                  ==============================================================

Earnings per
share - Basic               .24            .37             .22               .27
                  ==============================================================
Earnings per
share - Diluted             .23            .37             .22               .27
                  ==============================================================

                  ==============================================================

                                          1999
                  --------------------------------------------------------------
                                   Three Months Ended

                   March 31       June 30        September 30      December 31
                  --------------------------------------------------------------

Net sales          $  9,789,657   $  11,604,876  $  15,422,935     $   8,193,859
                  ==============================================================


Gross profit       $  3,046,600   $   3,646,128  $   4,105,444     $   2,719,875
                  ==============================================================

Net income         $    929,896   $   1,246,408  $   1,233,507     $     904,731
                  ==============================================================

Earnings per
share - Basic      $        .38   $         .52  $         .51     $         .37
                  ==============================================================
Earnings per
share - Diluted    $        .37   $         .49  $         .48     $         .36
                  ==============================================================

The Company's accounting practice for interim periods provides for possible accounting adjustments at year end. In 1999, such adjustments resulted in decreasing fourth quarter pretax income by $216,000 for inventory costs. In 1998 such adjustments resulted in increasing fourth quarter pretax income by $240,000 for inventory costs, decreasing fourth quarter pretax income by $150,000 for accounts receivable allowances and increasing fourth quarter pretax income by $74,000 for liability reserves. In 1997 such adjustments resulted in increasing fourth quarter pretax income by $177,000 for inventory costs, increasing net income by $58,000 for income tax expense, and decreasing fourth quarter pretax income by $58,000 for pension costs.

14. RELATED PARTIES

One Director of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $218,000, $283,000, and $114,000 of fabricated parts from Rollform of Jamestown, Inc. in 1999, 1998, and 1997, respectively, at prices that the Company believes are at arms length.

15. CONTINGENCIES

In September 1998 and subsequent months, the Company was named as an additional defendant in over 67 cases pending in state court in Massachusetts and one case pending in Federal court. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures during 1999 or 1998.

PART III

Item 10, 11, 12 and 13 will be contained in American Locker Group Incorporated's Annual Proxy Statement, incorporated herein by reference, which will be filed within 120 days after year-end.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The documents filed as part of this report are as follows:

            1.  Financial Statements

            2.  Financial Statement Schedules

                See  Index to  Financial  Statements  and  Financial   Statement
                Schedules

                All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is excluded elsewhere in the consolidated financial statements or the notes thereto.

            3.  Exhibits

                (a)  Exhibits  required  by   Item  601 of Regulation   S-K  are
                     submitted   as   a   separate  section  herein  immediately
                     following  the "Exhibit Index".

                (b)  Reports on Form 8-K filed in the fourth quarter of 1999.

                     (i) Report on Form 8-K filed on November 20, 1999.

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules

The financial statements together with the report of Ernst & Young LLP dated February 15, 2000, is included in Item 8 Financial Statments and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 1999, 1998 and 1997:

Valuation and Qualifying Accounts on page 38.


Schedule II

                       American Locker Group Incorporated

                        Valuation and Qualifying Accounts


                                            Balance at the  Charged to
                                            Beginning of    Costs and     Write-offs/         Balance at
Year              Description                  Period        Expense       Recoveries       End of Period
---------------------------------------------------------------------------------------------------------
1999     Allowance for Doubtful Accounts    $216,000        $ 12,000      ($ 6,000)           $222,000
1998     Allowance for Doubtful Accounts     439,000          12,000      (235,000)            216,000
1997     Allowance for Doubtful Accounts     386,000         137,000      ( 84,000)            439,000




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN LOCKER GROUP INCORPORATED

                             /s/Edward F. Ruttenberg
                             -----------------------
                                Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /s/Wayne L. Nelson
                             -----------------------
                                  Wayne L. Nelson
              Principal Accounting Officer and Assistant Secretary

                                 March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date
---------                              -----                           ----

/s/Edward F. Ruttenberg      Chairman, Chief Executive Officer    March 22, 2000
-----------------------      and Director
Edward F. Ruttenberg

/s/Roy J. Glosser            President, Chief Operating           March 22, 2000
-----------------------      Officer, Treasurer and Director
Roy J. Glosser

/s/Alan H. Finegold          Director                             March 22, 2000
-----------------------
Alan H. Finegold

/s/Thomas Lynch IV           Director                             March 22, 2000
-----------------------
Thomas Lynch, IV

/s/James E. Ruttenberg       Director                             March 22, 2000
-----------------------
James E. Ruttenberg

/s/Jeffrey C. Swoveland      Director                             March 22, 2000
------------------------
Jeffrey C. Swoveland

/s/Donald I. Dussing, Jr.    Director                             March 22, 2000
-------------------------
Donald I. Dussing, Jr.





                                  EXHIBIT INDEX

                                                                               Prior Filing or Sequential Page
EXHIBIT NO.                                                                    No. Herein
-----------                                                                    ----------

  3.1                     Certificate of Incorporation of American Locker      Exhibits to Form 10-K for Year
                          Group Incorporated                                   ended December 31, 1980

  3.2                     Amendment to Certificate of Incorporation changing   Form 10-C filed May 6, 1985
                          name of company

  3.3                     Amendment to Certificate of Incorporation limiting   Exhibit to Form 10-K for year ended
                          liability of Directors and Officers                  December 31, 1987

  3.4                     By-laws of American Locker Group Incorporated as     Exhibit to Form 10-K for year ended
                          amended and restated                                 December 31, 1985

  3.5                     Certificate of Designations of Series                Page
                          A Junior Participating Preferred Stock                    -----

                          Amendment to By-laws of American Locker Group        Exhibit to Form 10-K for year ended
  3.6                     Incorporated dated January 15, 1992                  December 31, 1991
  3.7                     Amendment to Bylaws dated March 3, 1999              Exhibit to Form 10-K for year ended
                                                                               December 31, 1998
  3.8                     Amendment to Bylaws dated November 19, 1999          Page
                                                                                    -----

 10.1                     American Locker Group Incorporated 1988 Stock        Exhibit to Form 10-K for year ended
                          Incentive Plan                                       December 31, 1988

 10.2                     First Amendment dated March 28, 1990 to American     Exhibit to Form 10-K for year ended
                          Locker Group Incorporated  1988 Stock Incentive      December 31, 1989
                          Plan

 10.3                     Form of Indemnification Agreement between American   Exhibit to Form 10-K for year ended
                          Locker Group Incorporated  and its directors and     December 31, 1987
                          officers

 10.4                     Corporate Term Loan Agreement between American       Exhibit to Form 10-K for year ended
                          Locker Group Incorporated and Manufacturers and      December 31, 1991
                          Traders Trust Company covering $2,400,000 loan




 10.5                     Approved Line of Credit from Manufacturers and       Exhibit to Form 10-K for year ended
                          Traders Trust Company to American Locker Group       December 31, 1990
                          Incorporated in the amount of $1,000,000

 10.6                     Amendment Agreement dated May 1, 1994 between        Exhibit to Form 10-KSB for year
                          Manufacturing and Traders Trust Company and          ended December 31, 1994
                          American Locker Group Incorporated [Increase in
                          Term Loan to $1,850,000]

 10.7                     Amendment Agreement dated March 12, 1996 between     Exhibit to Form 10-KSB for year
                          Manufacturing and Traders Trust Company and          ended December 31, 1995
                          American Locker Group Incorporated [Increase in
                          Term Loan to $1,800,000]

 10.8                     Employment Agreement between American Locker Group   Exhibit to Form 10-GSB for quarter
                          Incorporated and  Roy J. Glosser                     ended June 30, 1996

 10.8                     Amendment dated as of March 3, 1999 to Employment    Exhibit to Form 10-KSB for year
                          Agreement between American Locker Group              ended December 31, 1998
                          Incorporated and Roy J. Glosser

 10.9                     Manufacturing Agreement dated as of December 29,     Exhibit to Form 8-K dated
                          1989 between American Locker Security Systems Inc.   January 11, 1990
                          and Signore, Inc.

10.10                     First Amendment dated May 3, 1995 to Manufacturing   Exhibit to Form 10-KSB for year
                          Agreement dated as of December 29, 1989 between      ended December 31, 1995
                          American Locker Security Systems Inc. and Signore
                          Inc.

10.11                     Second Amendment dated March 15, 1996 to             Exhibit to Form 10-KSB for the year
                          Manufacturing Agreement dated as of December 29,     ended December 31, 1995
                          1989 between American Locker Security Systems Inc.
                          and Signore Inc.

10.12                     Third Amendment dated May 21, 1996 to                Exhibit to Form 10-QSB for the
                          Manufacturing Agreement dated as of December 29,     quarter ended June 30, 1996
                          1989 between American Locker Security Systems Inc.
                          and Signore Inc.



10.14                     Contract dated March 27, 1996 between the U.S.       Exhibit to Form 10-QSB for the
                          Postal Service and American Locker Security          quarter ended March 31, 1996
                          Systems, Inc.

10.15                     Modification #MO3 to USPS Contract                   Exhibits to Form 10-QSB for the
                          #072368-96-B-0741 dated April 16, 1997               quarter ended March 31, 1997

10.17                     Fourth Amendment to Manufacturing Agreement dated    Exhibits to Form 10-QSB for the
                          as of May 20, 1997 between American Locker           quarter ended June 30, 1997
                          Security Systems, Inc. and Signore, Inc.

10.18                     Fifth Amendment to Manufacturing Agreement dated     Exhibit to Form 10-QSB for quarter
                          May 19, 1998 between American Locker Security        ended June 30, 1998
                          Systems, Inc. and Signore, Inc.

10.18                     Amendment dated August 22, 1997 to Corporate Term    Exhibit to Form 10-QSB for the
                          Loan Agreement dated August 30, 1991 between         quarter ended September 30, 1997
                          American Locker Group Incorporated and
                          Manufacturers and Traders Trust Company

10.19                     Modification M05 to USPS Contract                    Exhibit to Form 10-QSB for the
                          #072368-96-B-0741, dated October 9, 1997, which      quarter ended September 30, 1997
                          replaces steel pedestals with aluminum pedestals
                          for American Locker Outdoor Parcel Lockers

10.20                     Modification M06 to USPS Contract                    Exhibit to Form 10-QSB for the
                          #072368-96-B-0741, dated October 23, 1997            quarter ended September 30, 1997
                          regarding prices and minimum quantities through
                          April 14, 1998

10.20                     Modification M07 to USPS Contract                    Exhibit to Form 10-QSB for quarter
                          #072368-96-B-0741, dated April 14, 1998 regarding    ended March 31, 1998
                          prices and minimum quantities

10.21                     Modification #M010 to USPS Contract                  Exhibit to Form 10-QSB for the
                          #072368-96-B-0741, dated May 6, 1999                 quarter ended March 31, 1999

10.22                     Sixth Amendment to Manufacturing Agreement dated     Exhibit to Form 10-QSB for the
                          May 13, 1999 between American Locker Security        quarter ended June 30, 1999
                          System, Inc. as Signore, Inc.






10.23                     American Locker Group Incorporated 1999 Stock        Exhibit to Form 10-QSB for the
                          Incentive Plan                                       quarter ended June 30, 1999

10.24                     Amendment dated June 9, 1999 between American        Exhibit to Form 10-QSB for the
                          Locker Group Incorporated and Manufacturers and      quarter ended June 30, 1999
                          Traders Trust Company

10.25                     Rights Agreement dated November 19, 1999 between     Exhibit to Form 8-K dated November
                          American Locker Group Incorporated and Chase         18, 1999
                          Mellon Shareholder Services LLC

10.26                     Form of American Locker Group Incorporated           Exhibit 10.21 to Form 10-QSB for
                          Supplemental Executive Retirement Benefit Plan       year ending December 31, 1998

10.27                     Employment Agreement dated November 19, 1999         Page
                          between American Locker Group Incorporated and            -----
                          Edward F. Ruttenberg

10.28                     Form of Option Agreement under 1999 Stock            Page
                          Incentive Plan                                            -----

22.1                      List of Subsidiaries                                 Page
                                                                                    -----

27.1                      1999 Financial Data Schedule                         Page
                                                                                    -----




                                       43



                           CERTIFICATE OF DESIGNATIONS
                                       of
                  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                       of
                       AMERICAN LOCKER GROUP INCORPORATED
                         (Pursuant to Section 151 of the
                        Delaware General Corporation Law)
            American Locker Group Incorporated, a corporation organized and existing under the General Corporation Law of the State of Delaware (hereinafter called the "Corporation"), hereby certifies that the following resolution was adopted by the Board of Directors of the Corporation as required by Section 151 of the General Corporation Law at a meeting duly called and held on November 18, 1999.

            RESOLVED, that, pursuant to the authority granted to and vested in the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") in accordance with the provisions of the Certificate of Incorporation, the Board of Directors hereby creates a series of Preferred Stock, par value $1.00 (the "Preferred Stock"), of the Corporation and hereby states the designation and number of shares and fixes the relative rights, preferences, and limitations thereof as follows:

            Section 1. DESIGNATION AND AMOUNT. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting the Series A Preferred Stock shall be 200,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion or exchange of any outstanding securities issued by the Corporation convertible into or exchangeable for shares of Series A Preferred Stock.

            Section 2.  DIVIDENDS AND DISTRIBUTIONS.

            (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of the Corporation and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of
      (a) $.40 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends and 100 times the aggregate per share amount

      (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

            (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided, that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $.40 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

            (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

            Section 3.  VOTING RIGHTS.  The   holders   of  shares  of  Series A
Preferred Stock shall have the following voting rights:

            (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

            (B) Except as otherwise provided herein, in any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

            (C) Except as set forth herein or as otherwise provided by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of the Common Stock as set forth herein) for taking any corporate action.

            Section 4.  CERTAIN RESTRICTIONS.

            (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

                  (i) declare or pay  dividends or make any other  distributions on any shares of stock ranking junior (as to dividends) to the Series A Preferred Stock;

                  (ii) declare or pay dividends or make any other  distributions on any shares of stock ranking on a parity (as to dividends) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable and in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

                  (iii) redeem,  purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock; provided, that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

                  (iv) redeem,  purchase or otherwise  acquire for consideration any shares of Series A Preferred Stock or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

            (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph
      (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

            Section 5. REACQUIRED SHARES. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized and unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Certificate of Incorporation or in any other Certificate of Designations creating a series of Preferred Stock or any similar stock or otherwise required by law.

            Section 6.  LIQUIDATION, DISSOLUTION OR WINDING UP.

            Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $40 per share, plus an amount equal to the accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment; provided, that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (2) to the holders of shares of stock ranking on a parity (upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

            Section 7. CONSOLIDATION, MERGER. ETC. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

            Section 8. NO REDEMPTION. The shares of Series A Preferred Stock shall not be redeemable.

            Section 9. RANK. The Series A Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of the Preferred Stock.

            Section 10. AMENDMENT. The Certificate of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the shares of Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single class.

            IN WITNESS WHEREOF, this Certificate of Designations is executed on behalf of the Corporation by its Chairman of the Board and attested by its Secretary this 18th day of November, 1999.

Attest:                                   AMERICAN LOCKER GROUP INCORPORATED


/s/ Charles E. Harris                     /s/ Edward F. Ruttenberg
------------------------------------      ------------------------------
Title:  Secretary                         Title: Chairman and Chief
                                                 Executive Officer

                                   Exhibit 3.8

                              Amendment to By-Laws


            Section 5 of Article II of the By-Laws of the Corporation was amended and restated to read as follows:

                  Section 5. Special Meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the President or Chairman or pursuant to a resolution approved by a majority of the board of directors. Such request shall state the purpose or purposes of the proposed meeting.

                                Exhibit 10.27

                              EMPLOYMENT AGREEMENT


            THIS AGREEMENT, made as of the 18th day of November, 1999, by and between AMERICAN LOCKER GROUP INCORPORATED, a Delaware corporation (the "Company"), and EDWARD F. RUTTENBERG, an individual residing in Pittsburgh, Pennsylvania (the "Executive"),

                                   WITNESSETH:

            WHEREAS, the Company wishes to assure itself of the services of the Executive for the period provided in this Agreement, and the Executive is willing to serve in the employ of the Company on a full-time basis for such period upon the terms and conditions set forth below;

            WHEREAS, the Executive's association with the Company has given and will continue to give him access to and familiarity with confidential information concerning the Company, including, but not limited to, operating and business methods and developments and customer information and relationships; and

            WHEREAS, the Company would be irreparably injured if the Executive were to disclose any of the confidential information concerning the Company which the Executive has or may acquire.

            NOW, THEREFORE, in consideration of the premises; and all the terms and conditions contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

            1.    EMPLOYMENT AND DUTIES.

                  (a) The Company hereby agrees to and hereby does employ the Executive for the term of this Agreement to render services to the Company and in connection therewith to perform such duties as the Executive may reasonably be directed to perform from time to time by the Board of Directors of the Company (the "Board"). During the period of his employment hereunder, the Executive shall substantially devote his business time, attention, skill, and efforts to the faithful performance of his duties hereunder and shall use his best endeavors diligently to promote the business and welfare of the Company, provided that the Executive may continue to serve as an Officer and Director of Rollform of Jamestown, Inc.

                  (b) The Executive hereby accepts such employment and agrees faithfully to perform to the best of his ability the duties described above.

            2. TERM. The Company hereby agrees to employ the Executive in the capacities and upon the terms and conditions set forth herein for a period commencing on

November 18, 1999 at 12:00 noon Eastern Daylight Time and terminating on November 18, 2002 (the "Employment Period"), unless sooner terminated pursuant to Section 6 hereof.

            3. COMPENSATION. In consideration of the Executive's agreements contained herein and as compensation to the Executive for the performance of the services required hereunder, during the Employment Period the Company shall pay or grant to the Executive the following salary and other compensation and benefits:

                  (a) a base salary, payable semi-monthly, of not less than $14,583.34 per month, as determined from time to time by the Board or an appropriate committee thereof; provided, however, that the Executive's base salary shall be periodically reviewed by the Board and may be increased if the Board determines that an increase is appropriate on the basis of the types of actions it generally takes into account in increasing the salaries of the executive officers of the Company; and

                  (b) such other and additional benefits, including any long term incentive plans, as may from time to time be applicable to the Executive, which shall be relatively commensurate to benefits accorded other executives of the Company.

                  The Executive shall also be entitled during the Employment Period to participate in any pension, life insurance, accidental death benefit, medical and hospital insurance plans and programs of the Company in existence for the benefit of its employees generally and for which he qualifies, and such other employee benefit plans and programs which the Company provides to its employees generally in accordance with the practices of the Company as such practices are in effect from time to time.

            4.    RENEWAL OF EMPLOYMENT.

                  (a) Upon termination of the Employment Period, the Company may elect, with the approval of the Executive, to extend Executive's employment hereunder on a year-to-year basis, (each such one year extension being referred to as a "Renewal Term" and the time period of all Renewal Terms being referred to as the "Extended Employment Period"). If the Company elects not to extend Executive's employment hereunder at the end of the Employment Period or any Renewal Period, the Company agrees to continue to pay to the Executive the salary and benefits called for hereunder for a period ending on the sooner of
(i) twelve months from the end of the Employment Period or Renewal Term, if applicable, or (ii) acceptance by the Executive of other employment, or (iii) acceptance by the Executive of paid consulting work.

                  (b) All of the terms and conditions of this Agreement shall continue in full force and effect during the Extended Employment Period, if any.

            5. DISABILITY. In the event of the permanent disability of Executive as determined for purposes of disability payment under Federal Social Security, the Company shall pay the Executive 100% of his base salary at the rate then in effect for a period of six months from the date of disability and at the rate of 60% thereafter for the balance of the term of this

Agreement. Such payments shall be reduced by any payments to which the Executive is entitled under any disability plan then maintained by the Company and by any payments to which the Executive is entitled under the Federal Social Security disability program.

            6.    CONFIDENTIALITY.  The Executive agrees:

                  (a) To keep secret all confidential matters of the Company and its affiliates, and not to disclose them to anyone outside the Company or its affiliates, either during or after his employment with the Company, except with the Company's prior written consent or as required by law; and

                  (b) To deliver promptly to the Company on termination of the Employment Period all memoranda, notes, records, reports and other documents (and all copies thereof) with respect to any such confidential matters and other proprietary information which the Executive may then possess or have under his control and not to engage in competition with the Company during the term of this Agreement and for a period of one year thereafter.

            7.    NONCOMPETITION.

                  (a) Executive agrees that Executive will not, in the continental United States and during the term of this Agreement and for a period of one year thereafter, by himself or in partnership or as an equity owner or in conjunction with or as a consultant, unpaid adviser, manager or agent of any other person, firm, corporation or other entity, either directly or indirectly, undertake or carry on or be engaged or have any financial or other interest in, or in any other manner, advise or assist any person, firm, corporation or other entity engaged or interested in, selling products or services of the nature sold by the Company.

                  (b) Executive agrees and warrants that the covenants contained herein are reasonable, that valid consideration has been and will be received therefor and that the agreements set forth herein are the result of arms-length negotiations between the parties hereto. Executive acknowledges that in the event of a violation of the covenants contained in this paragraph, the Company's damages will be difficult to ascertain and the Company's remedy at law will be inadequate. Accordingly, Executive agrees that the Company shall be entitled to specific performance of such covenants and to an injunction to prevent any continuing violation thereof.

                  (c) If any of the provisions of or covenants contained in this
Section 7 is hereafter construed to be invalid or unenforceable in any jurisdiction, the same shall not affect the remainder of the provisions or the enforceability thereof in any other jurisdiction, which shall be given full effect, without regard to the invalidity or unenforceability in such other jurisdiction. If any of the provisions of or covenants contained in this Section 7 is held to be unenforceable in any jurisdiction because of the duration or geographical scope thereof, the parties agree that the court making such determination shall have the power to reduce the duration or geographical scope of such provision or covenant and, in its reduced form, said provision or covenant shall be enforceable; provided, however, that the determination of such court shall not affect the enforceability of this Section 7 in any other jurisdiction.

            8. TERMINATION. Notwithstanding any other provision of this Agreement, the Executive's employment hereunder and his compensation, bonuses and other benefits shall terminate and cease to accrue forthwith upon: (i) his death; or (ii) his disability (which shall be defined as his inability to perform his duties hereunder for an aggregate period of six months or more out of any consecutive twelve month period during the Employment Period); or (iii) by the Company for cause, as hereinafter defined. For purposes of this Agreement, "Cause" shall mean (a) intentional breach of this Agreement, or (b) intentional breach of a fiduciary duty owed to the Company involving personal profit, material, persistent and intentional dereliction, habitual drunkenness, habitual use of unprescribed narcotic drugs, or (c) failure to perform the duties set forth in this Agreement, which failure remains uncured thirty (30) days after written notice thereof from the Board of Directors of the Company, or
(d) failure to perform stated duties owed to the Company which causes material harm or damage to the Company, or (e) conviction of Executive of a felony. For purposes of the foregoing, no act, or failure to act shall be considered "intentionally done" or "willfully done" unless done, or omitted to be done, in bad faith and without reasonable belief that such action or omission was in the best interest of the Company.

            9. TRIGGER EVENT. In the event of a Trigger Event during the term of this Agreement, the Company shall pay to the Executive a special bonus, in addition to all other compensation hereunder, equal to two times the sum of his base salary at the rate in effect on the closing of such Trigger Event plus the annual bonus, if any, received with respect to the most recently completed fiscal year of the Company. Such special bonus shall be payable promptly after the occurrence of such Trigger Event but shall be disregarded in the computation of benefits under the profit sharing or any other benefit or incentive plan of the Company. For the purposes of this paragraph, a Trigger Event shall mean the occurrence of the event described in subsection (i) below and one or more of the events described in subsection (ii) below: (i) any Rights issued under the American Locker Group Incorporated Stock Rights Agreement dated November 18, 1999 become exercisable under terms of such Rights Agreement, as amended and in effect from time to time, and (ii) the occurrence of any of the following: (a) a substantial reduction in the base salary, benefits or perquisites provided the Executive; (b) a relocation of the Company's principal place of business to a location which is more than 50 miles from its current location in Jamestown, New York; or (c) the assignment to the Executive of any duties inconsistent in any respect with the Executive's current position with the Company (including status, offices, titles and reporting requirements), or any action by the Company which results in diminution in such position, or the Employee's current authority, duties or responsibilities, but excluding for this purpose any isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company, promptly after receipt of written notice thereof given by the Executive in accordance with this Agreement.

            10. EFFECT OF PRIOR AGREEMENTS. This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement, arrangement or understanding between the Executive and the Company.

            11. CONSOLIDATION, MERGER, OR SALE OF ASSETS. Nothing in this Agreement shall preclude the Company from consolidating or merging into or with, or transferring all or substantially all of its assets to, another corporation which assumes this Agreement and all obligations and undertakings of the Company hereunder. Upon such a consolidation, merger, or transfer of assets and assumption, the term "Company" as used herein shall mean such corporation and this Agreement shall continue in full force and effect.

            12.   GENERAL PROVISIONS.

                  (a) Nonassignability. Neither this Agreement nor any right or interest hereunder shall be assignable by the Executive, his beneficiaries, or legal representatives without the Company's prior written consent; provided, however, that nothing in this Section 12(a) shall preclude (i) the Executive from designating a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto.

                  (b) Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of, the Executive and the Company and their respective permitted successors and assigns.

                  (c)  Amendment  of  Agreement.  This   Agreement  may  not  be
modified or amended except by an instrument in writing signed by the parties hereto.

                  (d) Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

                  (e) Headings. The headings of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

                  (f) Notices. Any and all notices required to be sent pursuant to the terms of this Agreement shall be sent registered or certified mail or personally delivered to the parties hereto at the following addresses or such other addresses as they may designate in writing:

                       If to the Executive:

                       Edward F. Ruttenberg
                       5864 Aylesboro Avenue
                       Pittsburgh, PA 15217

                       If to the Company:

                       American Locker Group Incorporated
                       608 Allen Street
                       Jamestown, New York  14702

                  (g) Governing Law. This Agreement has been executed in the Commonwealth of Pennsylvania and its validity, interpretation, performance, and enforcement shall be governed by the laws of New York.

                  (h) Enforceability. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid and unenforceable provision were omitted.

            WITNESS the due execution hereof as of the day and year first above written.


ATTEST:                                   AMERICAN LOCKER GROUP INCORPORATED

By:  /s/ Charles E. Harris                By:  /s/ Roy J. Glosser
     -------------------------                 ------------------------------
Title:  Secretary                         Title:  President, Chief Executive
                                                  Officer and Treasurer


                                          EXECUTIVE:

                                          /s/ Edward F. Ruttenberg
                                          -----------------------------------
                                          Edward F. Ruttenberg

                                  Exhibit 10.28

                                OPTION AGREEMENT


      THIS AGREEMENT is made as of the 13th day of May, 1999 by and between AMERICAN LOCKER GROUP INCORPORATED (The "Company") and the undersigned optionee ("Optionee").

                                   WITNESSETH

      WHEREAS, pursuant to the American Locker Group Incorporated 1999 Stock Incentive Plan (the "Plan"), the Stock Option - Executive Compensation Committee of the Board of Directors of the Company (the "Committee") has authorized the granting to Optionee of an option to purchase the number of shares of Common Stock of the Company specified in Paragraph 1 hereof, at the price specified therein, such option to be for the term and upon the terms and conditions hereinafter stated.

      NOW, THEREFORE, in consideration of the undertakings of the parties hereto contained herein, it is hereby agreed:

      1. NUMBER OF SHARES; OPTION PRICE. Pursuant to said action of the Committee, the Company hereby grants to Optionee the option ("Option") to purchase, upon and subject to the terms and conditions of said Plan, all or any part of 10,000 shares of Common Stock of the Company for cash or Common Stock of the Company at the price of $8.875 per share. It is intended that this Option shall not be an incentive stock option as defined by Section 422 of the Code.

      2. TERM. This Option shall expire on the day before the tenth anniversary of the date hereof unless such Option shall have been terminated prior to that date in accordance with the provisions of the Plan or this Agreement.

      3. VESTING. This Option shall vest in the following percentages on the respective dates set forth below, and shall be exercisable on or after such dates, as follows:

            VESTING DATE                  TOTAL PERCENT OF OPTION VESTED
            ------------                  ------------------------------

            May 13, 2000                              100%


The Option shall thereafter remain wholly exercisable for the term specified in Paragraph 2 hereof, provided that Optionee is then and has continuously been in the employ of the Company or a Subsidiary; subject, however, to the provisions of Paragraph 5 hereof. The term "Subsidiary" as used herein has the meaning set forth in the Plan.

      4. EXERCISE. The Option may be exercised by written notice delivered to the Company stating the number of shares with respect to which the Option is being exercised, together with a check made payable to the Company in the amount of the purchase price of such shares and/or shares of Common Stock of the Company having a Fair Market Value (as defined in the Plan) as of the date of exercise equal to the aggregate purchase price of the shares as to which the Option is being exercised. Only whole shares may be purchased.

      5. EXERCISE ON TERMINATION OF EMPLOYMENT. In the event Optionee shall cease to be employed by the Company or a Subsidiary, Optionee's right to exercise his options, if any, shall be governed by Section 6.03(e) of the Plan.

      6. NONTRANSFERABILITY. This Option may not be assigned or transferred except by will or by the laws of descent and distribution, and may be exercised only by Optionee during his lifetime, and after his death by his representative or by the person entitled hereto under his will or the laws of intestate succession.

      7. OPTIONEE NOT A SHAREHOLDER. Optionee shall have no rights as a shareholder with respect to the Common Stock of the Company covered by this Option until the date of issuance of a stock certificate or stock certificates to him upon exercise of the Option. Except as may be provided in the Plan, no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificate or certificates are issued.

      8. MODIFICATION AND TERMINATION. The rights of Optionee are subject to modification and termination in certain events as provided in the Plan.

      9. PLAN GOVERNS. This agreement and the Option evidenced hereby are made and granted pursuant to the Plan and are in all respects limited by and subject to the express terms and provisions of that Plan, as it may be amended from time to time and construed by the Committee.

      10. NOTICES. All notices to the Company shall be addressed to the Secretary of the Company at the principal office of the Company at 608 Allen Street, Jamestown, NY 14702, and all notices to Optionee shall be addressed to Optionee at the address of Optionee on file with the Company or its
Subsidiaries, or to such other address as either may designate to the other in writing. A notice shall be deemed to be duly given if and when enclosed in a properly addressed sealed envelope deposited, postage prepaid, with the United States Postal Service. In lieu of giving notice by mail as aforesaid, written notices under this Agreement may be given by personal delivery to Optionee or to the Secretary of the Company (as the case may be).

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.


                              AMERICAN LOCKER GROUP INCORPORATED


                              By:  /s/ Roy J. Glosser
                                   ------------------------------------------
                                   President, Chief Operating Officer and
                                   Treasurer


                              Optionee:

                              /s/ Edward F. Ruttenberg
                              -----------------------------------------------
                              Edward F. Ruttenberg

                                  Exhibit 22.1

                              List of Subsidiaries


The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:

                                   Jurisdiction Of          Percentage of Voting
Name                                 Organization             Securities Owned
--------------------               ---------------          --------------------
American Locker Security           Delaware                        100%
  Systems, Inc.                                                    100%
American Locker Company, Inc.      Delaware
American Locker Company of         Dominion of Canada              100%(1)
  Canada, Ltd.
Canadian Locker Company, Ltd.      Dominion of Canada              100%(2)
American Locker Security           Virgin Islands                  100%(1)
  Systems International

(1)  Owned by American Locker Security Systems, Inc.
(2)  Owned by American Locker Company of Canada, Ltd.