Form 10-Q
period 2000-03-31
AMERICAN LOCKER GROUP INC
filed 2000-05-04
CIK 8855

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
         OR
(  )     TRANSITION REPORT UNDER  SECTION  13 OR 15 (d) OF  THE EXCHANGE ACT FOR
         THE TRANSITION PERIOD FROM           TO
                                    ---------

Commission file number   0-439
                       ----------

                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                                  16-0338330
-----------------------------               ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: April 27, 2000

                    Common Stock $1.00 par value - 2,259,200



Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                MARCH 31,               December 31,
                                                                                 2000                      1999
                                                                                 ----                      ----
ASSETS
Current assets:

  Cash and cash equivalents                                                     $ 3,053,395               $ 3,285,983
  Accounts and notes receivable, less allowance for
    doubtful accounts (2000 $225,275; 1999 $222,000)                              3,987,774                 3,814,185
  Inventories                                                                     5,165,427                 4,973,269
  Prepaid expenses                                                                  112,943                   125,581
  Deferred income taxes                                                             481,163                   481,163
                                                                                -----------               -----------
Total current assets                                                             12,800,702                12,680,181

Property, plant and equipment:
  Land                                                                                  500                       500
  Buildings                                                                         391,337                   390,953
  Machinery and equipment                                                        10,393,932                10,309,324
                                                                                -----------               -----------
                                                                                 10,785,769                10,700,777
  Less allowances for depreciation and
    amortization                                                                  8,488,308                 8,290,534
                                                                                -----------               -----------
                                                                                  2,297,461                 2,410,243

Deferred income taxes                                                                88,645                    88,645
                                                                                -----------               -----------

Total assets                                                                    $15,186,808               $15,179,069
                                                                                ============              ===========



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                MARCH 31,                December 31,
                                                                                 2000                        1999
                                                                                 ----                        ----
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                                                 979,380                  1,410,948
  Commissions, salaries, wages and taxes thereon                                   143,305                    311,172
  Other accrued expenses                                                           643,424                    610,947
  Federal, state and foreign income taxes thereon                                   70,389                     49,432
  Current portion of long-term debt                                                325,000                    325,000
                                                                                ----------                 ----------
Total current liabilities                                                        2,161,498                  2,707,499

Long-term obligations:
  Long-term debt                                                                 1,658,323                  1,708,324
  Pension and other benefits                                                       691,824                    656,036
                                                                                ----------                 ----------
                                                                                 2,350,147                  2,364,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued shares --- 2,511,768 (2,289,218
    outstanding) in 2000 and 2,498,768
    (2,277,118 outstanding) in 1999                                              2,511,768                  2,498,768
  Other capital                                                                    566,267                    538,455
  Retained earnings                                                             10,123,679                  9,600,788
  Treasury stock at cost (222,550 shares
  in 2000 and 221,650 shares in 1999)                                           (2,373,703)                (2,367,966)
  Accumulated other comprehensive income                                        (  152,848)                (  162,835)
                                                                                ----------                -----------
Total stockholders' equity                                                      10,675,163                 10,107,210
                                                                                ----------                -----------
Total liabilities and stockholders' equity                                     $15,186,808               $15,179,069
                                                                                ============              ===========


See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2000              1999
                                                                                   ----              ----

Net sales                                                                       $ 7,859,150       $ 7,857,688
Cost of products sold                                                             5,543,542         5,533,975
                                                                                -----------       -----------
                                                                                  2,315,608         2,323,713
Selling, administrative and general expenses                                      1,514,909         1,381,526
                                                                                -----------       -----------
                                                                                    800,699           942,187

Interest income                                                                      45,255            13,053
Other (expense) income--net                                                          59,111            66,795
Interest expense                                                                   ( 50,787)          (26,122)
                                                                                -----------       -----------
Income before income taxes                                                          854,278           995,913
Income taxes                                                                        331,387           404,111
                                                                                -----------       -----------
Net Income                                                                      $   522,891       $   591,802
                                                                                ===========       ===========


Earnings per share of common stock:

  Basic                                                                         $      0.23       $      0.24
                                                                                ===========       ===========
  Diluted                                                                              0.23              0.23
                                                                                ===========       ===========
Dividends per share of common stock:                                            $      0.00       $      0.00
                                                                                ===========       ===========


See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2000              1999
                                                                                   ----              ----
OPERATING ACTIVITIES
Net income                                                                      $   522,891       $   591,807
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                               200,731           112,228
        Gain on disposition of property, plant and equipment                              0              (202)
        Pension and other benefits                                                   85,788            51,057
        Change in assets and liabilities:
           Accounts and notes receivable                                           (173,589)          168,506
           Inventories                                                             (192,158)           81,163
           Prepaid expenses                                                          12,638            41,818
           Accounts payable and accrued expenses                                   (616,958)         (674,227)
           Income taxes                                                              47,957          (288,941)
                                                                                -----------          ---------
Net cash provided by operating activities                                          (112,700)           83,209

INVESTING ACTIVITIES

Purchase of property, plant and equipment                                           (87,949)         (100,361)
                                                                                -----------          ---------
Net cash used in investing activities                                               (87,949)         (100,361)

FINANCING ACTIVITIES

Debt repayment                                                                      (50,001)          (50,010)
Common stock purchased for treasury                                                 ( 5,737)                0
Proceeds from common stock issued                                                    13,812            54,625
                                                                                -----------       -----------
New cash used in financing activities                                               (41,926)            4,615
Effect of exchange rate changes on cash                                               9,987            20,014
                                                                                -----------       -----------
Net increase (decrease) in cash                                                    (232,588)            7,477
Cash and cash equivalents at beginning of period                                  3,285,983         1,188,007
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $ 3,053,395       $ 1,195,484
                                                                                ===========       ===========

Supplemental cash flow information: Cash paid during the period for:

        Interest                                                                $    50,789      $     21,881
                                                                                ===========      ============
        Income Taxes                                                            $   281,250      $    758,000
                                                                                ===========      ============
See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,280,097 (2,463,216 in 1999) and 2,302,240 (2,545,823 in
     1999) respectively at March 31, 2000.

4.   Inventories  are   valued   at   the   lower of  cost  or  market.  Cost is
     determined by using the last-in, first-out method for substantially all of the inventories.



                                                                     MARCH 31,                        December 31,
                                                                       2000                               1999
                                                                     ---------                        ------------
                               Raw materials                        $2,236,826                        $2,373,527
                               Work-in-process                       1,623,800                         1,856,704
                               Finished goods                        1,925,652                         1,363,889
                                                                    ----------                        ----------
                                                                    $5,786,278                        $5,594,120
                               Less allowance to
                                reduce carrying
                                value to LIFO
                                basis                                  620,851                           620,851
                                                                    ----------                        ----------
                                                                    $5,165,427                        $4,973,269
                                                                    ==========                        ==========


5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $532,878 and $611,821 for the three months ended March 31, 2000 and March 31, 1999 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST THREE MONTHS 2000 VS FIRST THREE MONTHS 1999

First quarter 2000 sales were $7,859,000 virtually identical to sales of $7,858,000 in the first quarter of 1999. Plastic locker sales to the United States Postal Service (USPS) in the first quarter were $5,577,000 compared to $5,402,000 during the same period in 1999. Cluster Box Units (CBUs) accounted for $5,339,000 of this year's first quarter plastic locker sales versus $5,008,000 the same period in 1999, an increase of $331,000 or 7%. The increase in sales of CBUs relates to more units in total purchased by the USPS compared to last year's first quarter and also to the Company's continued dominant market share. Sales of Outdoor Parcel Lockers (OPLs) were $238,000 compared to $394,000 in the first quarter of 1999, a decline of $156,000 or 40%. This decline was anticipated and previously disclosed as all three model CBUs have built-in parcel compartments. Sales of metal, mechanical and electronic lockers were $2,282,000 in the first quarter this year, a decrease of $174,000 or 7% over last year's $2,456,000. Sales of the Company's other locker products decreased due to a general decrease in demand across all markets served by the Company as well as increased competition.

The Company's present contract with the USPS covers all three types of CBUs and the Outdoor Parcel Locker (OPL). The contract was originally awarded March 27, 1996 and the USPS has exercised four one-year options which have extended the contract to mid-April 2001. Under the latest extension, the Company lowered its price on Type II CBUs by 8% and maintained its prices on the Type I and III CBUs. The contract minimum quantity is one and is solely a legal minimum, not indicative of USPS requirements. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: Postal budgets, policies, financial performance, domestic new housing starts and commericial construction, and the weather as these units are installed outdoors. Effective September 15, 1999, the USPS announced it had discontinued the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs). The CBU is a modernization of the NDCBU which the USPS had purchased for over 20 years and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. Therefore, a positive impact to long-term CBU volume is anticipated as a result of replacement of older NDCBUs. The Company believes its CBU product line continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

The Company is addressing the decline in volume in its other locker products through several initiatives. The Company has introduced a new plastic coin operated locker designed for high corrosion environments. Initial shipments commenced April 2000. In addition, the Company is reviewing and redesigning its international distribution methods, in an effort to increase international sales activity. The Company has increased its efforts to further penetrate the airport luggage cart market through direct contact with most United States airports. In large airports we are being added to the bidders list in preparation for expiration of current contracts. The Company is also offering small airports flexible options to utilize our equipment.

Consolidated costs of products sold as a percentage of sales was 70.5% during the first quarter of 2000 compared to 70.4% in the first quarter of 1999.

Selling, general and administrative costs for the first quarter of 2000 compared to the same period in 1999 ($1,542,000 - 2000; $1,382,000 - 1999), increased
9.5%. The increase is $160,000 of which $133,000 relates primarily to additional administrative and depreciation expense to support the Company's luggage cart operation at Detroit Metro Airport. Selling, general and administrative costs represented 19.3% of sales in the first quarter of 2000, up from 17.6% of sales for the same period in 1999.

Interest income was $45,000 in the first quarter of 2000 compared to $13,000 in the first quarter of 1999. The increase relates primarily to higher cash balances and higher interest rates.

Interest expense of $51,000 in the first quarter of 2000 increased from $26,000 in the first quarter of 1999 due to an increase in the balance outstanding under the Company's term loan agreements.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 5.92 to 1 at March 31, 2000 and 4.68 to 1 at December 31, 1999, respectively. Working capital, the excess of current assets over current liabilities, was $10,639,000 at March 31, 2000, an increase of $666,000 over $9,973,000 at December 31, 1999.
Cash used in operating activities was $113,000 during the first three months of 2000, compared to $83,000 provided by operating activities for the same period of 1999.

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

Part II

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit  10  Material   Contracts   U.S.   Postal   Service   Contract
          Modification #M013 to #072368-96-B-0741, dated April 11, 2000.

     (b)  Exhibit 27.1 Financial Data Schedule dated March 31, 2000

     (c) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000

                                S I G N A T U R E

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN LOCKER GROUP INCORPORATED
                                                         (Registrant)



                                            /s/Edward F. Ruttenberg
                                            ------------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer











Date: May 4, 2000

                                   Exhibit 10

                               Material Contracts

                                                                   PAGE OF PAGES
U.S. POSTAL SERVICE:  CONTRACT/ORDERD MODIFICATION                   1       1
--------------------------------------------------------------------------------
1.  MODIFICATION NO.:  M  013        CONTRACT/ORDER/AGREEMENT:  072368-96-B-0741
2.  a. DATE ISSUED:    04/11/2000    b. PR NO.:                 00-02070
    c. FINANCE NO.:                  d. TIN/SSN:                16-1068506
--------------------------------------------------------------------------------
3.  SUPPLIER:                        4.  ISSUED BY:
    AMERICAN LOCKER SECURITY             US POSTAL SERVICE
                                         PURCHASING & MATERIALS SERVICE CTR
    P O BOX 489                          3300 S PARKER RD STE 400
    JAMESTOWN  NY 14702-0489             AURORA CO 80014-3500
ATTENTION:                           FOR INFORMATION CALL:
        ROY GLOSSER                       Patricia D. Kain
        (800) 828-9118                    (303) 369-1248
                                          pkain@email.usps.gov
                                     ACO CODE:  072368
--------------------------------------------------------------------------------
5.  The above numbered contract/order/agreement is modified  as  set  forth   in
Block 6, by supplemental agreement entered into pursuant to authority of mutual agreement between supplier and Postal Service.
--------------------------------------------------------------------------------
6. DESCRIPTION OF MODIFICATION:

   NATIONAL CONTRACT FOR CENTRAL DELIVERY EQUIPMENT

   1. THIS CONTRACT IS EXTENDED FOR A ONE-YEAR TERM FROM 04/15/2000 THROUGH 04/14/2001.

   2.  THE FOLLOWING PRICING IS EFFECTIVE 04/15/2000:
         CBU TYPE I:    $854.00         REPLACEMENT PEDESTAL:  $110.00
         CBU TYPE II:   $884.00         REPLACEMENT PEDESTAL:  $150.00
         CBU TYPE III:  $916.00         REPLACEMENT PEDESTAL:  $110.00
         OPL:           $244.00         REPLACEMENT PEDESTAL:  $ 75.00


Except as provided herein,  all terms and conditions of the document  referenced in Block 1, as  heretofore  changed,  remain  unchanged  and in full  force  and effect.
--------------------------------------------------------------------------------
7.  ACCOUNTS PAYABLE DATE        X  is not,       is changed, see
                                               ---
      Previsous Grand Total:
      Value of Modification:
      New Grand Total:
--------------------------------------------------------------------------------
The supplier X is not      is required to sign                 copy(ies) of this
                        ---
and return an original and modification to the
issuing office (See Block 4).
--------------------------------------------------------------------------------
8.  SIGNATURES:  SUPPLIER                       U.S. POSAL SERVICE


    [signature not required]                /s/ Patricia D. Kain   04/11/2000
------------------------- ---------------   --------------------   -------------
      Signature                  Date              Signature           Date


-----------------------------------------
   Name of Person Authorized to Sign                    Patricia D. Kain
                                            ------------------------------------
                                                      Contracting Officer
-----------------------------------------
                 Title

                                  NEW PRICING
                           CBU/OPL NATIONAL CONTRACTS
                EFFECTIVE APRIL 15, 2000 THROUGH APRIL 14, 2001

                                AMERICAN LOCKER                      FLORENCE
                                ---------------                      --------

CBU TYPE I                        $854.00                            $850.00
CBU TYPE II                        884.00                             882.00
CBU TYPE III                       916.00                             912.00


OPL                               $224.00                            Not Offered

REPLACEMENT PEDESTALS

OPL PEDESTAL                      $ 75.00                            Not Offered

NDCBU PEDESTAL                    Not Offered                        $80.00

CBU PEDESTAL
  TYPE I                          $110.00                            $101.00
  TYPE II                          150.00                             131.00
  TYPE II                          110.00                             101.00


CENTRAL DELIVERY EQUIPMENT NATIONAL PROGRAM CONTRACTS
-----------------------------------------------------

Annamarie Gildea                                (202) 268-3558
  Policy

Robert C. Hall (rhall2@email.usps.gov)          (202) 268-5723
  Quality Issues
  Supplier Development & Diversity

Michael Spears (mspears1@email.usps.gov)        (703) 280-7095
  Engineering - direct questions/comments on centralized delivery equipement, i.e., lock problems

Patricia D. Kain (pkain@email.usps.gov)         (303) 369-1248
  Contractual Issues                                             Revised 4/11/00