Form 10-Q
period 2000-07-24
AMERICAN LOCKER GROUP INC
filed 2000-08-07
CIK 8855

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
         OR
( )  TRANSITION REPORT UNDER SECTION 13 OR 15  (d)  OF THE  EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM           TO
                           ---------

Commission file number  0-439
                        -----
                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

      DELAWARE                                                  16-0338330
------------------------------              ------------------------------------
(State of other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                         608 ALLEN STREET, JAMESTOWN, NY
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

 Yes   X   No
      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes        No       Not Applicable
                                                 ----       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: August 3, 2000.

                    Common Stock $1.00 par value - 2,248,872
                                                   ---------

Transitional Small Business Disclosure (check one) Yes        No   X
                                                       ---        ---

PART I - Financial Information

Item 1 - Financial Statements


              American Locker Group Incorporated and Subsidiaries

                          Consolidated Balance Sheets


                                           JUNE 30,                 December 31,
                                             2000                        1999
                                         ---------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents              $ 4,045,502                $ 3,285,983
  Accounts and notes receivable,
    less allowance for doubtful
    accounts (2000 $223,346; 1999
    $221,723)                              4,893,262                  3,814,185
  Inventories                              5,041,618                  4,973,269
  Prepaid expenses                            59,364                    125,581
  Deferred income taxes                      481,163                    481,163
                                         ---------------------------------------
Total current assets                      14,520,909                 12,680,181

Property, plant and equipment:
  Land                                           500                        500
  Buildings                                  390,347                    390,953
  Machinery and equipment                 10,445,423                 10,309,324
                                         ---------------------------------------
                                          10,836,270                 10,700,777

  Less allowances for depreciation
    an amortization                        8,668,109                  8,290,534
                                         ---------------------------------------
                                           2,168,161                  2,410,243
Deferred Income taxes                         88,645                     88,645
                                         ---------------------------------------

Total assets                             $16,777,715                $15,179,069
                                         =======================================




                           Consolidated Balance Sheets


                                           JUNE 30,                 December 31,
                                             2000                        1999
                                         ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 1,556,036                $ 1,410,948
  Commissions, salaries, wages and
    taxes thereon                            190,517                    311,172
  Other accrued expenses                     656,710                    610,947
  Federal, state and foreign income
    taxes                                    276,811                     49,432
  Current portion of long-term debt          325,000                    325,000
                                         ---------------------------------------
Total current liabilities                  3,005,074                  2,707,499

Long-term oblications:
  Long-term debt                           1,608,322                  1,708,324
  Pension and other benefits                 928,746                    656,036
                                         ---------------------------------------
                                           2,537,068                  2,364,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued shares --- 2,511,582
    (2,250,872 outstanding) in 2000
    and 2,498,768 (2,287,468) outstanding)
    in 1999                                2,511,582                  2,498,768
  Other capital                              565,235                    538,455
  Retained earnings                       11,007,709                  9,600,788

  Treasury stock at cost (260,710
  shares in 2000 and 221,300 shares
  in 1999)                                (2,672,203)                (2,367,966)
  Accumulated other comprehensive income    (176,750)                  (162,835)
                                         ---------------------------------------
Total stockholders' equity                11,235,573                 10,107,210
                                         ---------------------------------------
Total liabilities and stockholders'
Equity                                   $16,777,715                $15,179,069
                                         =======================================


See accompanying notes.





              American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                SIX MONTHS ENDED JUNE 30,
                                             2000                        1999
                                         ---------------------------------------

Net sales                                $18,495,063                $17,886,811
Cost of products sold                     13,066,026                 12,672,550
                                         ---------------------------------------
                                           5,429,037                  5,214,261
Selling, administrative and general
expenses                                   3,226,199                  2,825,737
                                         ---------------------------------------
                                           2,202,838                  2,388,524

Interest income                               96,021                     29,341
Other income--net                            124,673                    128,452
Internet expense                            (107,251)                   (36,632)
                                         ---------------------------------------
Income before income taxes                 2,316,281                  2,509,685
Income taxes                                 909,360                  1,006,332
                                         ---------------------------------------
Net Income                               $ 1,406,921                 $1,503,353
                                         =======================================

Earnings per share of common stock:
  Basic                                        $0.62                      $0.61
                                         =======================================
  Diluted                                      $0.62                      $0.60
                                         =======================================
Dividends per share of common stock:           $0.00                      $0.00
                                         =======================================


See accompanying notes.





              American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                THREE MONTHS ENDED JUNE 30,
                                             2000                        1999
                                         ---------------------------------------

Net sales                                $10,635,913                $10,029,123
Cost of products sold                      7,522,484                  7,138,575
                                         ---------------------------------------
                                           3,113,429                  2,890,548
Selling, administrative and general
expenses                                   1,711,290                  1,444,211
                                         ---------------------------------------
                                           1,402,139                  1,446,337

Interest income                               50,766                     16,288
Other income--net                             65,562                     61,652
Internet expense                             (56,464)                   (10,510)
                                         ---------------------------------------
Income before income taxes                 1,462,003                  1,513,767
Income taxes                                 577,973                    602,221
                                         ---------------------------------------
Net Income                               $   884,030                $   911,546
                                         ========================================

Earnings per share of common stock:
  Basic                                        $0.39                      $0.37
                                         =======================================
  Diluted                                      $0.39                      $0.37
                                         =======================================
Dividends per share of common stock:           $0.00                      $0.00
                                         =======================================


See accompanying notes.





              American Locker Group Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                SIX MONTHS ENDED JUNE 30,
                                             2000                        1999
                                         ---------------------------------------

OPERATING ACTIVITIES
Net income                               $ 1,406,921                $ 1,503,353
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization            377,575                    253,666
    Change in assets and liabilities:
      Accounts and notes receivable       (1,079,077)                  (985,495)
      Inventories                            (68,349)                   602,040
      Prepaid expenses                        66,217                      1,749
      Pension and other benefits             272,710                     38,556
      Accounts payable and accrued
        expenses                              70,196                    431,866
      Prepaid income taxes                   254,379                    261,893
                                         ---------------------------------------
Net cash provided by operating
  activities                               1,300,572                  2,107,628


INVESTING ACTIVITIES
Purchase of property, plant and equipment   (135,493)                  (892,164)
                                         ---------------------------------------
Net cash used in investing activities       (135,493)                  (892,164)

FINANCING ACTIVITIES
Debt repayment                              (100,002)                  (100,007)
Additional long term borrowings                    0                  1,500,000
Common stock purchased for treasury         (304,237)                (2,288,531)
Common stock purchased and retired            (1,218)                       (41)
Proceeds from common stock issued             13,812                     54,625
                                         ---------------------------------------
New cash used in financing activities       (391,645)                  (833,954)
Effect of exchange rate changes on cash      (13,915)                    36,145
                                         ---------------------------------------
Net increase (decrease) in cash              759,519                    417,655
Cash and cash equivalents at beginning
  of period                                3,285,983                  1,188,007
                                         ---------------------------------------
Cash and cash equivalents at end of
  period                                 $ 4,045,502                $ 1,605,662
                                         =======================================

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                             $   107,251                $    36,632
                                         =======================================
    Income Taxes                         $   624,250                $   801,424
                                         =======================================


See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,269,624 (2,449,184 in 1999) and 2,288,695 (2,503,856 in
     1999) respectively for the six month period ending June 30, 2000. Additionally, the company purchased and retired 186 shares of common stock for $1,218.00 during the second quarter of 2000.

     During the quarter ended June 30, 2000, the Company paid $298,500 to purchase 38,160 shares of common stock. These shares are recorded as treasury stock at June 30, 2000.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.




                                   JUNE 30,                         December 31,
                                    2000                               1999
                                   --------                         ------------

    Raw materials                $2,386,137                         $2,373,527
    Work-in-process               1,869,468                          1,856,704
    Finished goods                1,406,864                          1,363,889
                                 ----------                         ----------
                                 $5,662,469                         $5,594,120

    Less allowance to
    reduce carrying
    value to LIFO
    basis                          (620,851)                           (620,851)
                                 ----------                         -----------
                                 $5,041,618                         $4,973,269
                                 ==========                         ===========


5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,420,836 and $1,539,498 for the six months ended June 30, 2000 and June 30, 1999 respectively.



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST SIX MONTHS 2000 VS FIRST SIX MONTHS 1999

Sales for the first six months of 2000 of $18,495,000 were up $608,000 or 3% compared to sales of $17,887,000 during the same period in 1999. Plastic locker sales to the United States Postal Service (USPS) totaled $12,963,000 in 2000 compared to $12,671,000 during the first half of 1999. Cluster Box Units (CBUs) sales were $12,286,000 in 2000 compared to $12,015,000 during the first half of 1999. The increase in sales of CBUs relates to more units in total purchased by the USPS compared to last year's first six months and also to the Company's continued dominant market share. Sales of Outdoor Parcel Lockers (OPLs) were $677,000 in 2000 compared to $656,000 in 1999. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $5,532,000 for the first six months of 2000 compared to $5,216,000 for the first six months of 1999. This increase of $316,000 or 6% relates to price increases, new product introductions, and increased penetration in the luggage cart market.

The Company's present contract with the USPS covers all three types of CBUs and the OPL. The contract was originally awarded March 27, 1996 and the USPS has exercised four one-year options which have extended the contract to mid-April 2001. Under the latest extension, the Company lowered its price on Type II CBUs by 8% and maintained its prices on the Type I and Type III CBUs. The contract minimum quantity is one and is solely a legal minimum, not indicative of USPS requirements. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: Postal budgets, policies, financial performance, domestic new housing starts, and the weather as these units are installed outdoors. Effective September 15, 1999, the USPS announced it had discontinued the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs). The CBU is a modernization of the NDCBU which the USPS had purchased for 20 years and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. Therefore, a positive impact to long-term CBU volume is anticipated as a result of replacement of older NDCBUs. The Company believes its CBU product line continues to represent the best value when all factors, including price, quality of design and construction, long term durability and service are considered.

The Company introduced a plastic coin-operated locker which is designed for high corrosion environments and commenced shipments in April, 2000. Shipments of this locker were significant in the second quarter. Revenues for the Company's luggage cart business continued to grow during the second quarter of 2000 and the Company continues its direct marketing effort.

Cost of products sold as a percentage of sales was 70.6% during the first six months of 2000 compared to 70.8% in the first six months of 1999. Increased gross margins are directly related to increased sales volumes, resulting in certain fixed costs being allocated to increased sales and to favorable product mix.

Selling, general and administrative costs for the first six months of 2000 increased $400,000 over the same period in 1999. The increase relates to additional administrative and depreciation expense to support the Company's luggage cart operation and Detroit Metro Airport and to increased pension expense. Selling, general and administrative expense as a percent of sales was 17.4% compared to 15.8% during the first six months of 1999.

Interest expense in the first half of 2000 was $107,000 compared to $37,000 in the same period in 1999. This increase is due to higher average outstanding debt and interest rates during 2000 versus 1999.

SECOND QUARTER 2000 VS SECOND QUARTER 1999

Second quarter sales were $10,636,000 up $607,000 or 6% from the same period in 1999. Plastic locker sales of $7,386,000 were up $117,000 or 2% over 1999's second quarter. Sales of metal, mechanical and electronic lockers were $3,250,000 during the second quarter of 2000, $490,000 or 18% higher than 1999.

Cost of products sold as a percentage of sales was 70.7% during the second quarter of 2000, down from 71.2% during the second quarter of 1999.

Selling, administrative and general expenses as a percent of net sales was 16.1% during the second quarter of 2000 compared to 14.4% in the second quarter of 1999.

Interest expense in the second quarter of $56,000 increased from $11,000 in the second quarter of 1999 due to higher average outstanding debt and higher interest rates in 2000 versus 1999.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was was
4.83 to 1 at June 30, 2000 and 4.68 to 1 at December 31, 1999, respectively. Working capital, the excess of current assets over current liabilities, was $11,516,000 at June 30, 2000, an increase of $1,543,000 over $9,973,000 at
December 31, 1999. Cash provided by operating activities was $1,301,000 during the first six months of 2000, compared to $2,108,000 provided by operating activities for the same period in 1999. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

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

Part II

Item 1.  Legal Matters

In September 1998 and subsequent months, the Company was named as an additional defendant in 83 cases pending in state court in Massachusetts. The plaintiffs in each such case assert that the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. Based upon investigations conducted by the Company to date, the Company has discovered no evidence that the former division manufactured or supplied any products containing asbestos. Therefore, barring the discovery of contrary evidence, the Company does not anticipate that these actions will have any substantial impact on the Company's operations or financial condition. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit   10.1   Seventh   Amendment   dated  July  24,   2000   to
             Manufacturing Agreement dated December 29, 1989 between    American
             Locker Security Systems, Inc. and Signore, Inc.

        (b)  Exhibit 27.1 Financial Data Schedule dated June 30, 2000.

        (c) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

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

                                            AMERICAN LOCKER GROUP INCORPORATED
                                                        (Registrant)


                                            /s/Edward F. Ruttenberg
                                            ------------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer

Date:       August 7, 2000
            ---------------

                                  EXHIBIT INDEX


                                                                 Prior Filing or
                                                                 Sequential Page
   EXHIBIT NO.                EXHIBIT INDEX                         No. Herein
   -----------                -------------                      --------------

    10.1 Seventh Amendment dated as of July 24,2000 to Manufacturing Agreement as of December 29,
                  1989 between American Locker Security
                  Systems, Inc. and Signore, Inc.


    27.1          Financial Data Schedule dated June 30, 2000