Form 10-Q
period 2000-09-30
AMERICAN LOCKER GROUP INC
filed 2000-11-01
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
         OR
(  ) TRANSITION REPORT UNDER SECTION  13  OR 15 (d) OF THE EXCHANGE  ACT FOR THE
     TRANSITION PERIOD FROM      TO
                            ----


Commission file number 0-439
                       -----



                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

        Delaware                                          16-0338330
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

 Yes   X   No
     -----    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No Not Applicable ----- -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: October 31, 2000.

                    Common Stock $1.00 par value - 2,072,860
                                                   ---------

Transitional Small Business Disclosure (check one) Yes         No   X
                                                       -----      -----

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                   SEPTEMBER 30,     December 31,
                                                                       2000              1999
                                                                   ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 2,368,437       $ 3,285,983
  Accounts and notes receivable, less allowance for
    doubtful accounts (2000 $219,604;
    1999 $221,723)                                                   4,601,089         3,814,185
  Inventories                                                        5,151,648         4,973,269
  Prepaid expenses                                                      53,177           125,581
  Deferred income taxes                                                481,163           481,163
                                                                   -----------------------------
Total current assets                                                12,655,514        12,680,181

Property, plant and equipment:
  Land                                                                     500               500
  Buildings                                                            389,908           390,953
  Machinery and equipment                                           10,496,208        10,309,324
                                                                   -----------------------------
                                                                    10,886,616        10,700,777
  Less allowances for depreciation and
    amortization                                                     8,851,073         8,290,534
                                                                   -----------------------------
                                                                     2,035,543         2,410,243
Deferred income taxes                                                   88,645            88,645
                                                                   -----------------------------

Total assets                                                       $14,779,702       $15,179,069
                                                                   =============================


                           Consolidated Balance Sheets


                                                                   September 30,     December 31,
                                                                      2000              1999
                                                                   ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 1,070,023       $ 1,410,948
  Commissions, salaries, wages and taxes thereon                       135,710           311,172
  Other accrued expenses                                               739,776           610,947
  Federal, state and foreign income taxes thereon                       18,124            49,432
  Current portion of long-term debt                                    325,000           325,000
                                                                   -----------------------------
Total current liabilities                                            2,288,633         2,707,499

Long-term obligations:
  Long-term debt                                                        58,321         1,708,324
  Pension and other benefits                                           720,863           656,036
                                                                   -----------------------------
                                                                       779,184         2,364,360

Stockholders' equity:
  Common stock, $1 par value:
    Authorized shares --- 4,000,000
    Issued shares --- 2,511,870 (2,243,160
    outstanding) in 2000 and 2,498,768
    (2,277,118 outstanding) in 1999                                  2,511,870         2,498,768
  Other capital                                                        566,931           538,455
  Retained earnings                                                 11,541,357         9,600,788
  Treasury stock at cost (268,710 shares
  in 2000 and 221,650 shares in 1999)                               (2,720,953)       (2,367,966)
  Accumulated other comprehensive income                              (187,320)         (162,835)
                                                                   -----------------------------
Total stockholders' equity                                          11,711,885        10,107,210
                                                                   -----------------------------
Total liabilities and stockholders' equity                         $14,779,702       $15,179,069
                                                                   =============================





SEE ACCOMPANYING NOTES.

               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                         Nine Months Ended September 30,
                                                             2000             1999
                                                         -------------------------------

Net sales                                                $26,908,239       $25,648,174
Cost of products sold                                     19,027,225        18,106,204
                                                         -------------------------------
                                                           7,881,014         7,541,970
Selling, administrative and general expenses               4,869,352         4,273,570
                                                         -------------------------------
                                                           3,011,662         3,268,400

Interest income                                              142,442            57,290
Other income--net                                            174,097           195,374
Interest expense                                            (126,112)          (89,590)
                                                         --------------------------------
Income before income taxes                                 3,202,089         3,431,474
Income taxes                                               1,261,520         1,425,962
                                                         ---------------------------------
Net Income                                               $ 1,940,569        $2,005,512
                                                         =================================


Earnings per share of common stock:
  Basic                                                        $0.86             $0.84
                                                         =================================
Diluted                                                        $0.85             $0.82
                                                         =================================
Dividends per share of common stock:                           $0.00             $0.00
                                                         =================================





SEE ACCOMPNAYING NOTES.

               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                           Three Months Ended September 30,
                                                                 2000             1999
                                                           ---------------------------------

Net sales                                                  $8,413,176         $7,761,363
Cost of products sold                                       5,961,199          5,433,654
                                                           ---------------------------------
                                                            2,451,977          2,327,709
Selling, administrative and general expenses                1,643,153          1,447,833
                                                           ---------------------------------
                                                              808,824            879,876

Interest income                                                46,421             27,949
Other income--net                                              49,424             66,917
Interest expense                                              (18,861)           (52,958)
                                                           ---------------------------------
Income before income taxes                                    885,808            921,784
Income taxes                                                  352,160            419,625
                                                           ---------------------------------
Net Income                                                   $533,648           $502,159
                                                           =================================


Earnings per share of common stock:
  Basic                                                         $0.24              $0.22
                                                           ==================================
  Diluted                                                       $0.24              $0.22
                                                           ==================================
Dividends per share of common stock:                            $0.00              $0.00
                                                           ==================================





SEE ACCOMPANYING NOTES.

               American Locker Group Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                          Nine Months Ended September 30,
                                                               2000             1999
                                                          --------------------------------
OPERATING ACTVITIES
Net income                                                $1,940,569        $2,005,512
Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                       560,539           426,065
         Change in assets and liabilities:
            Accounts and notes receivable                   (786,904)          978,218
            Inventories                                     (178,379)          236,183
            Prepaid expenses                                  72,404           (29,336)
            Pension and other benefits                        64,827            21,048
            Accounts payable and accrued expenses           (387,558)         (969,582)
            Prepaid income taxes                              (4,308)          289,134
                                                          ------------------------------------
Net cash provided by operating activities                  1,281,190         2,957,242

Investing activities
Purchase of property, plant and equipment                   (185,839)         (921,178)
                                                          -------------------------------------
Net cash used in investing activities                       (185,839)         (921,178)

FINANCING ACTIVITIES
Debt repayment                                            (1,650,003)         (150,012)
Additional long term borrowings                                    0         1,500,000
Other capital                                                      0               (41)
Common stock purchased and retired                            (1,834)                0
Common stock purchased for treasury                         (352,987)       (2,367,966)
Proceeds from common stock issued                             16,412            54,625
                                                          -------------------------------------
New cash used in financing activities                     (1,988,412)         (963,394)
Effect of exchange rate changes on cash                      (24,485)           42,436
                                                          -------------------------------------
Net increase (decrease) in cash                             (917,546)        1,115,106
Cash and cash equivalents at beginning of period           3,285,983         1,188,007
                                                          -------------------------------------
Cash and cash equivalents at end of period                $2,368,437        $2,303,113
                                                          =====================================

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                           $124,957           $89,590
                                                          =====================================
         Income Taxes                                     $1,253,089        $1,195,233
                                                          =====================================




SEE ACCOMPANYING NOTES.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,261,867 (2,393,062 in 1999) and 2,279,358 (2,437,573 in
     1999) respectively for the nine month period ending September 30, 2000.

     During the quarter ended September 30, 2000, the Company paid $49,366 to purchase 6,112 shares of common stock. During the first nine months ended September 30, 2000, the Company paid $354,821 to purchase 47,358 shares of common stock. Of the shares purchased by the Company, 47,060 shares are included as treasury stock at September 30, 2000 and 298 shares were retired.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                 SEPTEMBER 30,                      December 31,
                                    2000                               1999
                                 -------------                      ------------

     Raw materials               $2,610,153                          $2,373,527
     Work-in-process              2,057,570                           1,856,704
     Finished goods               1,104,776                           1,363,889
                                 ----------                          ----------
                                 $5,772,499                          $5,594,120
     Less allowance to
     reduce carrying
     value to LIFO
     basis                         (620,851)                           (620,851)
                                 ----------                          ----------
                                 $5,151,648                          $4,973,269
                                 ==========                          ==========


5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,916,084 and $2,047,948 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST NINE MONTHS 2000 VS FIRST NINE MONTHS 1999

Sales for the first nine months of 2000 of $26,908,000 increased $1,260,000 or 5% compared to sales of $25,648,000 during the same period in 1999. Plastic locker sales to the United States Postal Service (USPS) totaled $18,801,000 in 2000 compared to $18,359,000 during the first nine months of 1999. Cluster Box Units (CBUs) sales were $17,832,000 in 2000 compared to $17,427,000 during the first nine months of 1999. The increase in sales of CBUs relates to more units in total purchased by the USPS compared to last year's first nine months and also to the Company's ability to maintain its market share. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $8,107,000 for the first nine months of 2000 compared to $7,289,000 for the first nine months of 1999. This increase of $818,000 or 11% relates to price increases, new product introductions, and increased penetration in the luggage cart market.

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

The Company introduced a plastic coin-operated locker which is designed for high corrosion environments and commenced shipments in April, 2000. Shipments of this locker were significant in the second and third quarters. Revenues for the Company's luggage cart business continued to grow during the first nine months of 2000 and the Company continues its direct marketing effort.

Cost of products sold as a percentage of sales was 70.7% during the first nine months of 2000 compared to 70.6% in the first nine months of 1999.

Selling, general and administrative costs for the first nine months of 2000 increased $596,000 over the same period in 1999. The increase relates to additional administrative and depreciation expense to support the Company's luggage cart operation at Detroit Metro Airport and to increased pension expense. Selling, general and administrative expense as a percent of sales was 18.1% in 2000 compared to 16.7% during the first nine months of 1999.

Interest expense in the first nine months of 2000 was $126,000 compared to $90,000 for the same period in 1999. This increase is due to higher average outstanding debt and interest rates during 2000 versus 1999.

THIRD QUARTER 2000 VS THIRD QUARTER 1990

Third quarter sales were $8,413,000 an increase of $652,000 or 8% from the same period in 1999. Plastic locker sales of $5,838,000 were up 3% or $150,000 over 1999's third quarter. Sales of metal, mechanical and electronic lockers also includes luggage cart revenue were $2,575,000 during the third quarter of 2000, $490,000 or 24% higher than 1999.

Cost of products sold as a percentage of sales was 70.8% during the third quarter of 2000, an increase from 70.0% during the third quarter of 1999.

Selling, administrative and general expenses as a percent of net sales was 19.5% during the third quarter of 2000 compared to 18.7% in the third quarter of 1999.

Interest expense in the third quarter of $19,000 decreased from $53,000 in the third quarter of 1999 due to lower average outstanding debt during the third quarter in 2000 versus 1999.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 5.53 to 1 at September 30, 2000 and 4.68 to 1 at December 31, 1999, respectively. Working capital, the excess of current assets over current liabilities, was $10,367,000 at September 30, 2000, an increase of $394,000 over $9,973,000 at
December 31, 1999. Cash provided by operating activities was $1,281,000 during the first nine months of 2000, compared to $2,957,000 provided by operating activities for the same period in 1999.

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

Part II

Item 1.  Legal Matters

In September 1998 and subsequent months, the Company was named as an additional defendant in 89 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to a shipyard in Massachusetts components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyard. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights. As of October, 25, 2000, settlement agreements have been entered in 4 cases with funds authorized and provided by the Company's insurance carrier. Further, 20 cases originally filed in 1995 and 1996 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Dismissal of the Company has been stipulated in 7 cases originally filed against other defendants in 1997 due to lack of product identification evidence against the Company. Therefore, the balance of unresolved cases against the Company as of October 25, 2000, is 58 cases originally filed against other defendants in 1997 through 2000.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 27.1 Financial Data Schedule dated September 30, 2000.

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

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

                                            AMERICAN LOCKER GROUP INCORPORATED
                                                       (Registrant)

                                            /s/ Edward F. Ruttenberg
                                            ------------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer

Date:  November 1, 2000

                                  EXHIBIT INDEX

  .
                                                                 Prior Filing or
                                                                 Sequential Page
    Ehibit No.                Exhibit Index                         No. Herein
    ----------                -------------                      ---------------


      27.1                Financial Data Schedule
                          dated September 30, 2000