Form 10-K
period 2000-12-31
AMERICAN LOCKER GROUP INC
filed 2001-03-23
CIK 8855

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

(Registrant's telephone number, including area code) 1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

                NONE
---------------------------------     ------------------------------------------

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
            ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 16, 2001, the Registrant had outstanding 2,062,440 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $8,212,456, based on the closing price per share of Common Stock on this date of $6.625 as reported on the NASDAQ. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant and other persons reporting beneficial ownership of 5% or more of Common Stock pursuant to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 15, 2001, are incorporated by reference into Part III.

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS

American Locker Group Incorporated (the "Company") is engaged primarily in the sale and rental of lockers. This includes coin, key-only, and electronically controlled checking lockers and related locks and plastic centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic centralized mail and parcel distribution lockers are sold to the United States Postal Service ("USPS") for use in centralized mail and parcel delivery in new housing and industrial developments, as well as replacement of older style lockers in existing locations.

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

One of the Company's subsidiaries is a party to a Manufacturing Agreement dated October 1, 2000 with Signore, Inc., formerly a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The Agreement, which replaced a similar agreement dated January 1, 1990, became effective October 1, 2000 and is for a term of three years, with options to extend the agreement to August 31, 2007. The Agreement provides that the cost to the Company for these services be equal to Signore's standard cost divided by 80%.

BUSINESS SEGMENT INFORMATION
----------------------------

The Company, including its foreign subsidiary, is engaged in one business: sale and rental of lockers, including coin, key-only and electronically controlled checking lockers and locks and the sale of plastic centralized mail and parcel distribution lockers.

The Company has developed a range of products to support the United States Postal Service (USPS) Centralized Delivery program. Outdoor Parcel Lockers
(OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 160,000 OPLs to the USPS. Cluster Box Units (CBUs) are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three CBUs in quantity to the United States Postal Service. Type One and Type Two CBUs are approved and included in the current contract. As of March 16, 2001, Cluster Box Units with aggregate invoice prices in excess of $120,000,000 have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by The Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the United States Postal Service.

The checking lockers are fabricated by Signore, Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore, Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI. The Company has developed a coin operated baggage cart system and is operating the system at one major Canadian airport, one major United States airport and has sold several cart systems for use in U.S. airports.

Additional   information  with  respect  to  business  segment  data,  including significant customers, is disclosed in Note 12 of the financial statements included in Item 8 of this Form 10-K.

COMPETITION
-----------

While the Company is not aware of any reliable trade statistics, it believes that its subsidiaries, ALSSI and Canadian Locker are the dominant suppliers of key controlled checking lockers in the United States and Canada. However, the Company faces more active competition from several other manufacturers of locker products sold to the United States Postal Service and other purchasers.

RAW MATERIALS
-------------

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

The Company's metal lockers are manufactured by Signore, Inc. pursuant to the Manufacturing Agreement, except for the locks which are manufactured by ALSSI.

PATENTS
-------

The Company owns a number of patents, none of which it considers material to the conduct of its business.

EMPLOYEES
---------

The Company and its subsidiaries actively employed 144 individuals on a full-time basis as of December 31, 2000, in its businesses of whom 52 are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

DEPENDENCE ON MATERIAL CUSTOMER
-------------------------------

During 2000, 1999 and 1998, one customer, the United States Postal Service, accounted for 70.9%, 74.3%, and 76.9% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

RESEARCH AND DEVELOPMENT
------------------------

The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $92,848, $26,403, and $17,081, in 2000, 1999 and 1998, respectively, for such activity in its continuing businesses, which does not include new product development costs.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS
--------------------------------------------------

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

GENERAL
-------

Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

                                                                      YEAR FIRST
                                                                        ASSUMED
      NAME               AGE       OFFICE HELD WITH COMPANY            POSITION
--------------------------------------------------------------------------------

Edward F. Ruttenberg     54        Chairman of the Board and             1998
                                    Chief Executive Officer

Roy J. Glosser           40        President, Chief Operating            1996
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

Jamestown, NY              American Locker Security                          30,200*              Assembly and
                             Systems, Inc.                                                         Warehouse

Pittsburgh, PA             Executive Office                                     500*              Office space

Ellicottville, NY          American Locker Security                          12,800               Lock manufacturing
                             Systems, Inc. - Lock Shop                                             service and repair


Toronto,                   Canadian Locker Company, Ltd.                      4,000*              Coin-operated
  Ontario                                                                                          lockers and locks

Toronto,
  Ontario                  Canadian Locker Company, Ltd.                      3,000*              Warehouse

                                                                             -------
                                                   TOTAL                     87,500
                                                                             =======



The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville facility. The leases on these properties terminate at various times from 2001 through 2005.

ITEM 3.  LEGAL PROCEEDINGS

In September 1998 and subsequent months, the Company was named as an additional defendant in 110 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights. As of March 13, 2001, settlement agreements have been entered in 6 cases with funds authorized and provided by the Company's insurance carrier. Further, 32 cases originally filed in 1995, 1996 and 1997 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as March 13, 2001 is 72 cases originally filed against other defendants in 1998 through 2001.

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 2000.

PART II
-------

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

                                PER COMMON SHARE
                                  MARKET PRICE

                                                                   DIVIDEND
     1999                HIGH                 LOW                  DECLARED
--------------------------------------------------------------------------------

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
                                                                   =====



                                                                   DIVIDEND
     2000                HIGH                 LOW                  DECLARED
--------------------------------------------------------------------------------

First Quarter            $8.438               $5.375               $0.00
Second Quarter            7.75                 5.50                 0.00
Third Quarter             6.50                 4.75                 0.00
Fourth Quarter            6.75                 4.25                 0.00
                                                                   -----
Total                                                              $0.00
                                                                   =====


As of March 16, 2001, the Company had 1,307 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 4 to the financial statements included in Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                   2000          1999          1998          1997          1996
                                                   ----          ----          ----          ----          ----
Sales                                            $37,662,140   $34,950,104   $45,011,327   $29,295,533  $22,517,589

Income before income taxes                         4,840,632     4,395,208     7,103,364     3,454,508    1,819,184

Income taxes                                       1,891,419     1,771,407     2,788,822     1,342,033      674,352

Net income                                         2,949,213     2,623,801     4,314,542     2,112,475    1,144,832

Earnings per share - basic (2)                          1.33          1.11          1.78          0.72         0.35

Earnings per share - diluted (2)                        1.32          1.09          1.70          0.70         0.35

Weighted average common shares
    outstanding - basic (2)                        2,214,406     2,363,338     2,420,078     2,909,788    3,232,408

Weighted average common shares
    outstanding - diluted (2)                      2,230,785     2,402,108     2,542,684     3,000,128    3,307,876

Dividends declared                                      0.00          0.00          0.00          0.00         0.00

Interest expense                                     140,920       153,861       231,875       181,678      208,827

Depreciation expense                                 796,140       630,047       646,379       600,632      622,392

Expenditures for property, plant and                 206,604     1,915,139       536,819       520,358      234,621
equipment

YEAR-END POSITION
Total assets                                      15,582,599    15,179,069    13,469,516    11,263,725   10,020,078

Long-term debt, including current portion            333,320     2,034,324       733,333     3,094,000    1,300,000

Stockholders' equity                              11,723,825    10,107,210     9,264,056     4,919,145    5,358,147

Stockholders' equity per share of common                5.68          4.44          3.82          2.04         1.67
stock (1) (2)

Common shares outstanding at year-end (2)          2,062,540     2,277,118     2,422,772     2,405,780    3,200,096

Number of employees                                      144           137           135           120          134

(1) Based on shares outstanding at year-end.

(2) All years presented have been restated to reflect the impact of a four-for-one stock distribution during 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

Consolidated sales in 2000 totaled $37,662,000, an 8% increase from sales of $34,950,000 in 1999. Income before income taxes in 2000 increased by $446,000 or 10% to $4,841,000 compared to $4,395,000 in 1999. Sales of the Company's plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) increased 3% to $26,705,000 in 2000 from $25,969,000 in 1999. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, increased 17% to $9,871,000 in 2000 from $8,442,000 in 1999. Revenues from the luggage cart business for airport terminals were $1,086,000 in 2000, an increase of $547,000 or 102% compared to 1999 revenues of $539,000. This increase is the result of a full year of operations at the Detroit Metropolitan Airport in 2000 versus three months in 1999.

The increase in sales of plastic postal lockers resulted from an increase in the total number of CBUs sold to the USPS in 2000 as compared to 1999. The Company's present contract with the USPS covers all three types of CBUs and the Outdoor Parcel Locker (OPL). The contract was originally awarded March 27, 1996 and the USPS has exercised four one-year options, which extended the contract to mid-April 2001. The Company has submitted a proposal and is currently negotiating with the USPS for a two year contract with four, two-year options to renew.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. The USPS decision to discontinue the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs) in 1999 has also had a positive impact on the CBU market. The CBU is the modernization of the NDCBU and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company's share of the CBU market increased slightly in 2000. The Company believes its CBU product line continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

The increase in the revenue from the Company's other locker products is, in part due to the new plastic coin-operated locker, which the Company introduced in April 2000, as well as increases in various other locker product lines.

Consolidated cost of sales as a percentage of sales remained consistent in 2000, at 71.8% the same percentage as 1999. Operating efficiencies obtained from higher volume were offset by price concessions on the CBUs.

Selling, administrative and general expenses of $6,040,000 during 2000 increased 7% from $5,652,000 in 1999. This is primarily the result of higher selling expenses in 2000 which corresponds to the 8% increase in sales from 1999 to 2000. Selling, administrative and general expenses were 16% of sales in both 2000 and 1999.

Interest income increased by $103,000 in 2000 compared to 1999 as a result of higher cash balances during 2000 versus 1999.

Interest expense decreased in 2000 as a result of the Company paying its $1,500,000 term loan during the third quarter of 2000.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Consolidated sales in 1999 totaled $34,950,000, a 22% decrease from sales of $45,011,000 in 1998. Income before income taxes in 1999 declined 38% to $4,395,000 compared to $7,103,000 in 1998. Sales of the Company's plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 23% to $25,969,000 in 1999 from $33,611,000 in 1998. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, decreased 23% to $8,442,000 in 1999 from $11,038,000 in 1998. During 1999, the Company expanded its luggage cart business for airport terminals by commencing service at the Detroit Metropolitan Airport. The luggage cart business generated revenue of approximately $539,000 in 1999 compared to $362,000 in 1998.

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

Interest expense decreased to $154,000 in 1999 from $232,000 in 1998. The decrease in 1999 is due to lower average outstanding debt during 1999 as compared to 1998. The increase in long-term debt at December 31, 1999 compared to December 31, 1998 is due to the Company entering into a term loan during June 1999, which increased long-term debt by $1,500,000.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 4.39 to 1 and 4.68 to 1 at December 31, 2000 and 1999, respectively. Working capital, or the excess of current assets over current liabilities was $10,706,000 and $9,973,000 at December 31, 2000 and 1999, respectively. The increase in working capital resulted primarily from operations. In 2000, the Company's operations generated $3,571,000 of cash.

The Company's policy is to maintain modern equipment and adequate capacity. During 2000, 1999, and 1998, the Company expended $207,000, $1,915,000, and
$537,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations.

The Company expects that cash generated from operations in 2001 will be adequate to fund the needs for working capital, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs.

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

MARKET RISKS - FOREIGN CURRENCY AND INTEREST RATE RISKS

The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent less than 10% of the Company's aggregate net asset position at December 31, 2000. Presently, management does not hedge its foreign currency risk as it plans to indefinitely reinvest the Canadian net assets in the Canadian operation.

The interest rate on the Company's long-term debt is based upon the prime interest rate; accordingly the Company is exposed to interest rate risk, though the low outstanding debt balance of $333,000 mitigates this risk at December 31, 2000. Based upon the Company's outstanding long-term debt at December 31, 2000, a 1% increase in interest rates would result in an increase to interest expenses of approximately $3,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is reported under "Impact of Inflation and Changing Prices" and "Market Risks - Foreign Currency and Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors

Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Buffalo, New York
February 21, 2001

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 DECEMBER 31

                                                                          2000                 1999
                                                                   -----------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                             $ 3,696,359          $ 3,285,983
     Accounts and notes receivable, less allowance
        for doubtful accounts of $324,000 in 2000
        and $222,000 in 1999                                                 4,633,422            3,814,185
     Inventories                                                             4,818,348            4,973,269
     Prepaid expenses                                                           45,209              125,581
     Deferred income taxes                                                     668,769              481,163
                                                                   -----------------------------------------
Total current assets                                                        13,862,107           12,680,181


Property, plant and equipment:
     Land                                                                          500                  500
     Buildings                                                                 389,959              390,953
     Machinery and equipment                                                10,378,983           10,309,324
                                                                   -----------------------------------------
                                                                            10,769,442           10,700,777
     Less allowance for depreciation                                        (9,048,950)          (8,290,534)
                                                                   -----------------------------------------
                                                                             1,720,492            2,410,243

Deferred income taxes                                                                -               88,645




                                                                   -----------------------------------------
                                                                   -----------------------------------------
Total assets                                                               $15,582,599         $ 15,179,069
                                                                   =========================================




                                                                                        DECEMBER 31

                                                                                  2000                 1999
                                                                           ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $ 1,513,203          $  1,410,948
     Commissions, salaries, wages and taxes thereon                                 323,769               311,172
     Other accrued expenses                                                         659,852               610,947
     Federal, state and foreign income taxes payable                                458,825                49,432
     Current portion of long-term debt                                              200,000               325,000

                                                                           ---------------------------------------
Total current liabilities                                                         3,155,649             2,707,499

Long-term liabilities:
     Long-term debt                                                                 133,320             1,708,324
     Pension and other benefits                                                     470,375               656,036
     Deferred income taxes                                                           99,430                     -
                                                                           ---------------------------------------
                                                                                    703,125             2,364,360

Stockholders' equity:
     Common stock, $1 par value:
       Authorized shares - 4,000,000
         Issued shares - 2,511,550 in 2000, 2,498,768 in 1999
         Outstanding shares - 2,062,540 in 2000,
         2,277,118 in 1999                                                        2,511,550             2,498,768
     Other capital                                                                  565,331               538,455
     Retained earnings                                                           12,550,001             9,600,788
     Treasury stock at cost (449,010 shares in 2000
        221,650 in 1999)                                                         (3,717,603)           (2,367,966)
     Accumulated other comprehensive income                                        (185,454)             (162,835)
                                                                           ---------------------------------------
Total stockholders' equity                                                       11,723,825            10,107,210
                                                                           ---------------------------------------

Total liabilities and stockholders' equity                                      $15,582,599          $ 15,179,069
                                                                           =======================================


See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income




                                                                          YEAR ENDED DECEMBER 31
                                                              2000                 1999                 1998
                                                       --------------------------------------------------------------

Net sales                                                     $ 37,662,140         $ 34,950,104         $ 45,011,327
Cost of products sold                                           27,025,940           25,099,003           31,493,280
                                                       --------------------------------------------------------------
                                                                10,636,200            9,851,101           13,518,047
Selling, administrative and general expenses                     6,039,584            5,652,262            6,608,376
                                                       --------------------------------------------------------------
                                                                 4,596,616            4,198,839            6,909,671
Interest income                                                    190,486               96,057              102,826
Other income - net                                                 194,450              254,173              322,742
Interest expense                                                 (140,920)             (153,861)            (231,875)
                                                       --------------------------------------------------------------
Income before income taxes                                       4,840,632            4,395,208            7,103,364
Income taxes                                                     1,891,419            1,771,407            2,788,822
                                                       --------------------------------------------------------------
Net income                                                     $ 2,949,213         $  2,623,801          $ 4,314,542
                                                       ==============================================================


Earnings per share of common stock:

     Basic                                                           $1.33                $1.11                $1.78
                                                       ==============================================================
                                                       ==============================================================
     Diluted                                                         $1.32                $1.09                $1.70
                                                       ==============================================================

Dividends per share of common stock:                                 $0.00                $0.00                $0.00
                                                       ==============================================================


See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                                        Accumulated
                                                                                                           Other          Total
                                            Common           Other         Retained       Treasury     Comprehensive  Stockholders'
                                            Stock           Capital        Earnings        Stock           Income         Equity
                                         ------------------------------------------------------------------------------------------

Balance at January 1, 1998                  $ 2,405,780      $        -   $  2,662,445    $          -  $ (149,080)   $  4,919,145

   Comprehensive income:
      Net income                                      -               -      4,314,542               -           -       4,314,542
      Other comprehensive income:
        Foreign currency translation                  -               -              -               -     (61,490)        (61,490)
                                                                                                                   ----------------
   Total comprehensive income                                                                                            4,253,052
   Common stock issued (17,000 shares)           17,000           8,063              -               -           -          25,063
   Tax benefit of exercised stock options             -          66,894              -               -           -          66,894
   Common stock purchased and
      retired (8 shares)                             (8)            (90)             -               -           -             (98)
                                            ---------------------------------------------------------------------------------------
   Balance at December 31, 1998               2,422,772          74,867      6,976,987               -    (210,570)      9,264,056

   Comprehensive income:
      Net income                                      -               -      2,623,801               -           -       2,623,801
      Other comprehensive income:
        Foreign currency translation                  -               -              -               -      47,735          47,735
                                                                                                                   ----------------
   Total comprehensive income                                                                                            2,671,536
   Common stock issued (76,000 shares)           76,000         (21,375)             -               -           -          54,625
   Tax benefit of exercised stock options             -         485,000              -               -           -         485,000
   Common stock purchased for
      treasury (221,650 shares)                       -               -              -      (2,367,966)          -      (2,367,966)
   Common stock purchased and retired
      (4 shares)                                     (4)            (37)             -               -           -             (41)
                                            ----------------------------------------------------------------------------------------
   Balance at December 31, 1999               2,498,768         538,455      9,600,788      (2,367,966)   (162,835)     10,107,210

   Comprehensive income:
      Net income                                      -               -      2,949,213               -           -       2,949,213
      Other comprehensive income:
        Foreign currency translation                  -               -              -               -     (22,619)        (22,619)
                                                                                                                     ---------------
   Total comprehensive income                                                                                            2,926,594
   Common stock issued (13,400 shares)           13,400           3,012              -               -           -          16,412
   Tax benefit of exercised stock options             -          27,000              -               -           -          27,000
   Common stock purchased for
      treasury (227,360 shares)                       -               -              -      (1,349,637)          -      (1,349,637)
   Common stock purchased and retired
      (618 shares)                                 (618)         (3,136)             -               -           -          (3,754)
                                            ----------------------------------------------------------------------------------------
   Balance at December 31, 2000             $ 2,511,550      $  565,331   $ 12,550,001    $ (3,717,603)  $ (185,454)  $ 11,723,825
                                            ========================================================================================

See accompanying notes.




               American Locker Group Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                YEAR ENDED DECEMBER 31
                                                                        2000              1999            1998
                                                                  ---------------------------------------------------

OPERATING ACTIVITIES

Net income                                                              $ 2,949,213      $ 2,623,801     $ 4,314,542
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                         796,140          630,047         646,379
       Loss on disposition of property, plant and equipment                       -                -           1,265
       Deferred income taxes (credits)                                          469           69,314        (57,139)
       Changes in assets and liabilities:
         Accounts and notes receivable                                    (826,958)          263,872         438,478
         Inventories                                                       154,780         1,338,862      (2,675,794)
         Prepaid expenses                                                    80,251           25,805        (62,058)
         Accounts payable and accrued expenses                              173,656        (493,590)         687,462
         Income taxes                                                       436,393          451,491         182,350
         Pension and other benefits                                       (192,511)           84,863         311,613
                                                                  ---------------------------------------------------
Net cash provided by operating activities                                 3,571,433        4,994,465       3,787,098

INVESTING ACTIVITIES

Purchase of property, plant and equipment                                 (206,604)      (1,915,139)       (536,819)
Proceeds from sale of property, plant and equipment                          87,378                -           9,426
                                                                  ---------------------------------------------------
Net cash used in investing activities                                     (119,226)      (1,915,139)       (527,393)

FINANCING ACTIVITIES
Net repayment under line of credit                                                -                -       (850,000)
Long-term debt borrowings                                                         -        1,500,000               -
Long-term debt payments                                                 (1,700,004)        (200,000)     (2,360,667)
Common stock issued                                                          16,412           54,625          25,063
Common stock purchased for treasury                                     (1,349,637)      (2,367,966)               -
Common stock purchased and retired                                          (3,754)             (41)            (98)
                                                                  ---------------------------------------------------
Net cash used in financing activities                                   (3,036,983)      (1,013,382)     (3,185,702)
Effect of exchange rate changes on cash                                     (4,848)           32,032        (40,041)
                                                                  ---------------------------------------------------
Net increase in cash                                                        410,376        2,097,976          33,962
Cash and cash equivalents at beginning of year                            3,285,983        1,188,007       1,154,045
                                                                  ---------------------------------------------------
Cash and cash equivalents at end of year                                $ 3,696,359      $ 3,285,983     $ 1,188,007
                                                                  ===================================================

Supplemental cash flow information: Cash paid during the year for:

        Interest                                                          $ 151,749       $  143,032      $  240,600
                                                                  ===================================================

        Income taxes                                                    $ 1,455,026      $ 1,250,602     $ 2,665,587
                                                                  ===================================================

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

1. BASIS OF PRESENTATION

CONSOLIDATION AND BUSINESS DESCRIPTION

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers throughout North America as well as internationally.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $185,000, $190,000 and $235,000 during 2000, 1999 and 1998, respectively.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $274,000, $332,000 and $310,000 in advertising costs during 2000, 1999 and 1998, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of the Company's bank borrowings also approximate fair value since the interest rates are adjusted based upon changes in the prime interest rate.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as either assets or liabilities in the balance sheets and measure those instruments at fair value. The intended use of the derivative and its designation as either
(1) a hedge of the exposure to change in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

This new standard must be adopted for year 2001 financial reporting. Management has determined that it does not have current transactions that would require reporting under SFAS 133.

3. INVENTORIES

Inventories consist of the following:
                                                       DECEMBER 31

                                                  2000               1999
                                         ---------------------------------------

Finished products                          $     986,369         $1,363,889
Work-in-process                                1,541,110          1,856,704
Raw materials                                  2,888,897          2,373,527
                                         ---------------------------------------
                                               5,416,376          5,594,120
Less allowance to reduce to LIFO basis          (598,028)          (620,851)
                                         ---------------------------------------
Net inventories                            $   4,818,348         $4,973,269
                                         =======================================

4. DEBT

Long-term debt consists of the following:

                                                                           DECEMBER 31
                                                                      2000             1999
                                                                ---------------------------------------
Note payable to bank, unsecured, payable through August 31,
 2002 at $16,667 per month plus interest at prime plus 0.15%       $ 333,320       $  533,324

Note payable to bank, unsecured, with interest at prime                    -        1,500,000
                                                                ---------------------------------------
Total long-term debt                                                 333,320        2,033,324
Less current portion                                                 200,000          325,000
                                                                ---------------------------------------
Long-term portion                                                  $ 133,320       $1,708,324
                                                                =======================================


The credit agreement underlying the notes payable to bank requires compliance with certain covenants and has restrictions on the payment of dividends. The Company was in compliance with the terms of the agreement in connection with the notes payable at December 31, 2000.

Based upon the outstanding balances at December 31, 2000, the required principal payments on long-term obligations in each of the years through final maturity are as follows:

                      2001                       $   200,000
                      2002                           133,320

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate (9.5% at December 31, 2000). There were no borrowings outstanding under the line of credit at December 31, 2000.

5. OPERATING LEASES

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2000:

                      2001                       $   298,000
                      2002                           203,000
                                                 -----------
                                                 $   501,000
                                                 ===========

Rent expense amounted to approximately $313,000, $322,000 and $252,000 in 2000, 1999 and 1998, respectively.

6. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

                              2000                 1999                  1998
                         -------------------------------------------------------

United States            $ 4,846,963           $ 4,286,818          $ 7,055,116
Foreign income (loss)         (6,331)              108,390               48,248
                         -------------------------------------------------------
                         $ 4,840,632           $ 4,395,208          $ 7,103,364
                         =======================================================

Significant components of the provision for income taxes are as follows:

                              2000                 1999                  1998
                         -------------------------------------------------------
Current:
   Federal               $ 1,601,253           $ 1,386,855          $ 2,431,459
   State                     286,924               266,557              390,548
   Foreign                     2,773                48,681               23,954
                         -------------------------------------------------------
Total current              1,890,950             1,702,093            2,845,961

Deferred:
   Federal                        70                58,917              (48,569)
   State                         399                10,397               (8,570)
                         -------------------------------------------------------
                                 469                69,314              (57,139)
                         -------------------------------------------------------
                         $ 1,891,419         $   1,771,407        $   2,788,822
                         =======================================================



The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                           2000          1999           1998
                                        ----------------------------------------


Statutory income tax rate                   34%           34%            34%
State and foreign income taxes               6             5              4
Other permanent differences                 (1)            1              1
                                        ----------------------------------------
                                            39%           40%               39%
                                        ========================================

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

                                                2000                 1999
                                            ------------------------------------
Deferred tax liabilities:
   Property, plant and equipment              $ 136,228           $ 220,796
   Prepaid expenses and other                   112,937              85,005
                                            ------------------------------------
Total deferred tax liabilities                  249,165             305,801

Deferred tax assets:

   Postretirement benefits                       58,301              58,301
   Pension costs                                200,619             289,663
   Allowance for doubtful accounts               93,658              46,283
   Accrued expenses                             120,031             110,476
   Other employee benefits                       32,236              28,608
   Inventory costs                              313,659             342,278
                                            ------------------------------------
Total deferred tax assets                       818,504             875,609
                                            ------------------------------------
Net deferred tax assets                       $ 569,339           $ 569,808
                                            ====================================

Current deferred tax asset                   $ 668,769           $    481,163
Long-term deferred tax (liability) asset       (99,430)                88,645
                                             -----------------------------------
                                             $ 569,339           $    569,808
                                             ===================================

The Company does not provide deferred taxes for amounts that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted was approximately $1,000,000 at December 31, 2000. If such dividends were to be remitted, foreign tax credits available under present law would reduce the amount of U.S. taxes payable.

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

The following table sets forth the changes in benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2000 and 1999, and the net periodic cost and assumptions.

                                                        PENSION BENEFITS
                                                     2000               1999
                                             -----------------------------------
     CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at beginning
          of year                              $   2,197,716     $    2,123,786
       Service cost                                  175,072            177,064
       Interest cost                                 161,880            147,538
       Actuarial gain                                 (2,313)          (151,581)
       Benefits paid                                (101,955)           (99,091)
                                             -----------------------------------
     Benefit obligation at end of year             2,430,400          2,197,716
                                             -----------------------------------

CHANGE IN PLAN ASSETS
       Fair value of plan assets at
         beginning of year                        1,853,052           1,825,209
       Actual return on plan assets                 144,421             126,914
       Employer contribution                        297,749                   -
       Benefits paid                               (101,955)            (99,091)
                                               ---------------------------------
     Fair value of plan assets at end of year     2,193,267           1,853,052
                                               ---------------------------------

     Funded status                                 (237,133)           (344,664)

     Unrecognized net transition asset             (210,933)           (316,974)
     Unrecognized net actuarial loss                271,234             288,202
     Unrecognized prior service cost                  1,843               2,268
                                               ---------------------------------
     Accrued benefit cost                      $   (174,989)    $      (371,168)
                                               =================================

                                                         PENSION BENEFITS
                                                      2000               1999
                                               ---------------------------------
COMPONENTS OF NET PERIODIC
   BENEFIT COST

Service cost                                   $    175,072     $       177,064
Interest cost                                       161,880             147,538
Expected return on plan assets                     (134,676)           (124,677)
Amortization of unrecognized net
   transition asset                                (106,041)           (106,041)
Net actuarial loss                                    4,890              15,645
Amortization of prior service cost                      425                 425
                                               ---------------------------------
Net periodic benefit cost                      $    101,550     $       109,954
                                               =================================

                                                         PENSION BENEFITS
                                                      2000               1999
                                               ---------------------------------
WEIGHTED AVERAGE ASSUMPTIONS
   AS OF DECEMBER 31
   Discount rate                                      7.5%               7.50%
     Expected return on plan assets                   7.0%               7.00%
     Rate of compensation increase                    5.5%               5.50%

The Company also provides a life insurance benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The life insurance benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The expense recorded in connection with these benefits was approximately $3,000 in each of the years ended December 31, 2000 and 1999.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. During 1998, the Company recorded an expense of approximately $400,000 in accordance with the plan provisions, as a result of the death of the Company's chief executive officer. The Plan provides for monthly payments to the former executive's widow for the remainder of her life. Based upon actuarial calculations, the projected liability under the plan is approximately $352,000 at December 31, 2000 and is recorded as other accrued expenses and pension and other benefits in the consolidated balance sheets.

During 1999, the Company established a 401(k) plan for the benefit of its full-time employees. Under the plan, employees may contribute a portion of their salary up to IRS limits. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $15,000 and $12,000 in connection with its contribution to the plan during 2000 and 1999, respectively.

8. CAPITAL STOCK

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock.

9. STOCK OPTIONS

In 1999, the Company adopted the American Locker Group Incorporated Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. Prior to 1999, the Company issued stock options and stock appreciation rights under a 1988 plan. The 1988 plan expired in 1999, as such no further options can be granted under the 1988 plan. Options with respect to 44,000 shares remain outstanding under the 1988 plan.

During 1998, the Company recorded approximately $327,000 of expense related to stock appreciation rights that were granted and exercised. At December 31, 2000, 1999 and 1998, there were no stock appreciation rights outstanding.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5% for 2000 and 7.0% for 1999; dividend yields of 0.0 for both years; volatility factors of the expected market price of the Company's common stock of .69 for 2000 and .70 for 1999; and a weighted-average expected life of the option of 5 years for both years. The per share fair value of the options granted in 2000 and 1999 using these assumptions was $4.55 and $4.35, respectively. The pro forma effect on earnings for the year ended December 31, 2000 is as follows: net income $2,908,184; basic earnings per share $1.31, and diluted earnings per share $1.30. The pro forma effect on earnings for the year ended December 31, 1999 is as follows: net income $2,455,803; basic earnings per share $1.04, and diluted earnings per share $1.02. The 1998 net income and earnings per share would not have been impacted, since no stock options were granted in 1998, and the options granted in 1997, vested immediately.

A summary of the activity in the Company's Employee Option Plan and related information for the years ended December 31 follows:



                                            2000                         1999                          1998
                                            ----                         ----                          ----
                                                  Weighted                    Weighted                      Weighted
                                                  Average                      Average                      Average
                                                  Exercise                    Exercise                   Exercise Price
                                    Options        Price        Options         Price        Options
                                 ----------------------------------------------------------------------------------------

Outstanding -
  beginning of year                  124,000    $     5.11     133,000           $1.45      162,000        $ 1.55

Exercised and

  surrendered                        (13,400)         1.23     (76,000)            .72      (29,000)         2.03

Granted                               10,000          7.25      67,000            6.98            -             -
                                 =========================================================================================
Outstanding -
  end of year                        120,600    $     5.41     124,000           $5.11      133,000         $1.45
                                 =========================================================================================

Exercisable -
   end of year                       120,600                   114,000                      133,000
                                 =========================================================================================


The exercise prices for options outstanding as of December 31, 2000 were as follows: $2.813 - 44,000 shares, $6.50 - 56,600 shares $7.25 - 10,000 shares and
$8.875 - 10,000 shares. The weighted-average remaining contractual life of those options is 6.6 years.

At December 31, 2000, 73,000 options remain available for future issuance under the 1999 plan.

10. Shareholder Rights Plan

In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $40 ("Purchase Price"), subject to adjustment. The Right will be exercisable only if a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer for 20% or more of such outstanding common stock. The Rights Plan includes certain exceptions from the definitions of Acquiring Person and beneficial ownership to take into account the existing ownership of common shares by members of one family. If any person becomes an Acquiring Person, each Right will entitle its holder to receive, upon exercise of the Right, such number of common shares determined by (A) multiplying the current purchase price by the number of one one-hundredths of a preferred share for which a right is now exercisable and dividing that product by (B) 50% of the current market price of the common shares.

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

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:


                                                                  2000                   1999                1998
                                                          ------------------------------------------------------------
Numerator:
   Net income                                               $  2,949,213           $   2,623,801        $   4,314,542
Denominator:
   Denominator for basic earnings per share -
    weighted average shares outstanding                        2,214,406               2,363,338            2,420,078

   Effect of dilutive securities:
     Employee stock options                                       16,379                  38,770              122,606
                                                          ------------------------------------------------------------

   Denominator for diluted earnings per share -
     weighted average shares out- standing and
     assumed conversions                                       2,230,785              2,402,108             2,542,684
                                                          ============================================================
Basic earnings per share                                  $       1.33            $      1.11           $      1.78
                                                          ============================================================
Diluted earnings per share                                $       1.32            $      1.09           $      1.70
                                                          ============================================================

12. GEOGRAPHIC AND CUSTOMER CONCENTRATION DATA

The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:


                                                                  2000                   1999                1998
                                                          -------------------------------------------------------------

United States customers                                   $   35,215,373          $  32,596,075         $  41,735,153
Foreign customers                                              2,446,767              2,354,029             3,276,174
                                                          -------------------------------------------------------------
                                                          $   37,662,140          $  34,950,104         $  45,011,327
                                                          =============================================================


Sales to the U.S. Postal Service represented 70.9%, 74.3% and 76.9% of net sales in 2000, 1999, and 1998, respectively.

At December 31, 2000 and 1999, the Company had secured receivables from customers under time payment arrangements totaling $131,635 and $63,000, respectively. At December 31, 2000 and 1999, the Company had unsecured trade receivables from governmental agencies of $2,551,000 and $2,416,000, respectively, and from customers considered to be distributors of $374,000 and $192,000, respectively.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company generally does not require collateral for trade accounts receivable.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                               2000
                                              -----------------------------------------------------------------------
                                                                        THREE MONTHS ENDED

                                                  MARCH 31          JUNE 30        SEPTEMBER 30       DECEMBER 31
                                              -----------------------------------------------------------------------

Net sales                                       $   7,859,150     $  10,635,913    $   8,413,176     $  10,753,901
                                              =======================================================================

Gross profit                                    $   2,315,608     $   3,113,429    $   2,451,977     $   2,755,186
                                              =======================================================================



Net income                                      $     522,891     $     884,030    $     533,648     $   1,008,644
                                              =======================================================================

Earnings per share - Basic                      $         .23     $         .39    $         .24     $         .49
                                              =======================================================================
Earnings per share - Diluted                    $         .23     $         .39    $         .24     $         .48
                                              =======================================================================

                                                                               1999

                                              -----------------------------------------------------------------------
                                                                        THREE MONTHS ENDED

                                                  MARCH 31          JUNE 30        SEPTEMBER 30       DECEMBER 31
                                              -----------------------------------------------------------------------

Net sales                                       $   7,857,688     $  10,029,123    $   7,761,363     $   9,301,930
                                              =======================================================================

Gross profit                                        2,323,713         2,890,548        2,327,709         2,309,131
                                              =======================================================================

Net income                                            591,807           911,546          502,159           618,289
                                              =======================================================================

Earnings per share - Basic                                .24               .37              .22               .27
                                              =======================================================================
Earnings per share - Diluted                              .23               .37              .22               .27
                                              =======================================================================



The Company's accounting practice for interim periods provides for possible accounting adjustments at year end. In 2000, such adjustments resulted in increasing fourth quarter pretax income by $23,000 for inventory costs and $99,000 for pension costs, and decreasing pretax income by $76,000 for accounts receivable allowances. In 1999, such adjustments resulted in decreasing fourth quarter pretax income by $216,000 for inventory costs. In 1998 such adjustments resulted in increasing fourth quarter pretax income by $240,000 for inventory costs, decreasing fourth quarter pretax income by $150,000 for accounts receivable allowances and increasing fourth quarter pretax income by $74,000 for liability reserves.

Also in the forth quarter of 2000, the Company reclassified certain costs that in the previous three quarters of 2000 had been reported as selling, administrative and general expenses to cost of sales. The reclassification, which has no impact on net income, was approximately $360,000.

14. RELATED PARTIES

One Director of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $152,000, $218,000, and

$235,000 of fabricated parts from Rollform of Jamestown, Inc. in 2000, 1999, and 1998, respectively, at prices that the Company believes are at arms length.

15. CONTINGENCIES

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

In September 1998 and subsequent months, the Company was named as an additional defendant in 110 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a customary reservation of rights. As of February 21, 2001, settlement agreements have been entered in 6 cases with funds authorized and provided by the Company's insurance carrier. Further, 32 cases originally filed in 1995, 1996 and 1997 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of February 21, 2001 is 72 cases originally filed against other defendants in 1998 through 2001. While the Company cannot predict what the ultimate resolution of these cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, management does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS  WITH  ACCOUNTANTS   ON   ACCOUNTING   AND
FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosures during 2001 or 2000.

PART III
--------

Item 10, 11, 12 and 13 will be contained in American Locker Group Incorporated's Annual Proxy Statement, incorporated herein by reference, which will be filed within 120 days after year-end.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The documents filed as part of this report are as follows:

                           1.       Financial Statements

                           2.       Financial Statement Schedules

                      See Index to Financial Statements and Financial Statement Schedules
                      All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                           3.       Exhibits

                             (a) Exhibits required by Item 601 of Regulation S-K are submitted as a separate section herein immediately following the "Exhibit Index".

                             (b) Reports on Form 8-K filed in the fourth quarter of 2000.
                                    (i)     None

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules

The financial statements together with the report of Ernst & Young LLP dated February 21, 2001, is included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 2000, 1999 and 1998:

         Valuation and Qualifying Accounts

SCHEDULE II

                       American Locker Group Incorporated

                        VALUATION AND QUALIFYING ACCOUNTS




                                           Balance at the   Charged to
                                            Beginning of    Costs and     Write-offs/    Balance at
Year              Description                  Period        Expense      Recoveries    End of Period
-----------------------------------------------------------------------------------------------------
2000     Allowance for Doubtful Accounts   $222,000         $138,000      $ (36,000)    $324,000
1999     Allowance for Doubtful Accounts    216,000           12,000         (6,000)     222,000
1998     Allowance for Doubtful Accounts    439,000           12,000       (235,000)     216,000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN LOCKER GROUP INCORPORATED

                              /s/Edward F. Ruttenberg
            ---------------------------------------------------------
                              Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /s/Wayne L. Nelson
              -----------------------------------------------------
                                 Wayne L. Nelson

              Principal Accounting Officer and Assistant Secretary

                                 March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                             Date
---------                          -----                                             ----

/s/Edward F. Ruttenberg            Chairman, Chief Executive Officer                 March 23, 2001
------------------------------     and Director
Edward F. Ruttenberg


/s/Roy J. Glosser                  President, Chief Operating                        March 23, 2001
------------------------------     Officer Treasurer and Director
Roy J. Glosser


/s/Alan H. Finegold                Director                                          March 23, 2001
------------------------------
Alan H. Finegold


/s/Thomas Lynch, IV                Director                                          March 23, 2001
------------------------------
Thomas Lynch, IV


/s/James E. Ruttenberg             Director                                          March 23, 2001
------------------------------
James E. Ruttenberg


/s/Jeffrey C. Swoveland            Director                                          March 23, 2001
------------------------------
Jeffrey C. Swoveland


/s/Donald I. Dussing, Jr.          Director                                          March 23, 2001
------------------------------
Donald I. Dussing, Jr.



                                             EXHIBIT INDEX


                                                                                PRIOR FILING OR SEQUENTIAL PAGE
EXHIBIT NO.                                                                     NO. HEREIN
-----------                                                                     -------------------------------

  3.1                     Certificate of Incorporation of American Locker       Exhibits to Form 10-K for Year
                          Group Incorporated                                    ended December 31, 1980

  3.2                     Amendment to Certificate of Incorporation changing    Form 10-C filed May 6, 1985
                          name of company

  3.3                     Amendment to Certificate of Incorporation limiting    Exhibit to Form 10-K for year ended
                          liability of Directors and Officers                   December 31, 1987

  3.4                     By-laws of American Locker Group Incorporated as      Exhibit to Form 10-K for year ended
                          amended and restated                                  December 31, 1985

  3.5                     Certificate of Designations of Series                 Exhibit to Form 10-K for year ended
                          A Junior Participating Preferred Stock                December 31, 1999

  3.6                     Amendment to By-laws of American Locker Group         Exhibit to Form 10-K for year ended
                          Incorporated dated January 15, 1992                   December 31, 1991

  3.7                     Amendment to Bylaws dated March 3, 1999               Exhibit to Form 10-K for year ended
                                                                                December 31, 1998

  3.8                     Amendment to Bylaws dated November 19, 1999           Exhibit to Form 10-K for year ended
                                                                                December 31, 1999

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

10.9                      Manufacturing Agreement dated as of October 1,        Page __
                          2000 between American Locker Security Systems Inc.
                          and Signore, Inc.

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

10.25                     Rights Agreement dated November 19, 1999 between      Exhibit to Form 8-K dated
                          American Locker Group Incorporated and Chase          November 18, 1999
                          Mellon Shareholder Services LLC
10.26                     Form of American Locker Group Incorporated            Exhibit to Form 10-QSB for year
                          Supplemental Executive Retirement Benefit Plan        ending December 31, 1998

10.27                     Employment Agreement dated November 19, 1999          Exhibit to Form 10-K for year ended
                          between American Locker Group Incorporated and        December 31, 1999
                          Edward F. Ruttenberg

10.28                     Form of Option Agreement under 1999 Stock             Exhibit to Form 10-K for year ended
                          Incentive Plan                                        December 31, 1999

22.1                      List of Subsidiaries                                  Page ____



