Form 10-Q
period 2001-03-31
AMERICAN LOCKER GROUP INC
filed 2001-05-11
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

                                   (Mark one)
(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
         OR
(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE   ACT  FOR
         THE TRANSITION PERIOD FROM           TO
                                    ---------    ---------

Commission file number    0-439
                       ------------

                       AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                        16-0338330
-----------------------------------        -------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: May 2, 2001

                    Common Stock $1.00 par value - 2,062,440

      Part I - Financial Information

      Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   MARCH 31,                December 31,
                                                                                      2001                      2000
                                                                                   ---------                ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $ 2,233,188               $ 3,696,359
      Accounts and notes receivable, less allowance
         for doubtful accounts of $267,514 in 2001
         and $324,000 in 2000                                                        4,067,381                 4,633,422
      Inventories                                                                    6,540,674                 4,818,348
      Prepaid expenses                                                                 175,576                    45,209
      Deferred income taxes                                                            668,769                   668,769
                                                                                   -----------               -----------
Total current assets                                                                13,685,588                13,862,107


Property, plant and equipment:
      Land                                                                                 500                       500
      Buildings                                                                        388,195                   389,959
      Machinery and equipment                                                       10,581,146                10,378,983
                                                                                   -----------               -----------
                                                                                    10,969,841                10,769,442
      Less allowance for depreciation                                              (9,159,858)               (9,048,950)
                                                                                   -----------               -----------
                                                                                     1,809,983                 1,720,492


Total assets                                                                       $15,495,571               $15,582,599
                                                                                   ===========               ===========






               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                                MARCH 31,                 December 31,
                                                                                  2001                       2000
                                                                                ------------               ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         $  1,521,065               $  1,513,203
       Commissions, salaries, wages and taxes thereon                                154,244                    323,769
       Other accrued expenses                                                        697,294                    659,852
       Federal, state and foreign income taxes payable                                     -                    458,825
       Current portion of long-term debt                                             200,000                    200,000
                                                                                ------------               ------------
Total current liabilities                                                          2,572,603                  3,155,649

Long-term liabilities:
       Long-term debt                                                                 83,319                    133,320
       Pension and other benefits                                                    401,717                    470,375
       Deferred income taxes                                                          99,430                     99,430
                                                                                ------------               ------------
                                                                                     584,466                    703,125
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued  shares - 2,511,450  in 2001,  2,511,550  in 2000
           Outstanding shares - 2,062,440 in 2001,
           2,062,540 in 2000                                                       2,511,450                  2,511,550
       Other capital                                                                 564,844                    565,331
       Retained earnings                                                          13,206,838                 12,550,001
       Treasury stock at cost (449,010 shares in 2001,
          449,010 in 2000)                                                       (3,717,603)                (3,717,603)
       Accumulated other comprehensive income                                      (227,027)                  (185,454)
                                                                                ------------               ------------
Total stockholders' equity                                                        12,338,502                 11,723,825
                                                                                ------------               ------------
Total liabilities and stockholders' equity                                      $ 15,495,571               $ 15,582,599
                                                                                ============               ============

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                  2001                        2000
                                                                                 -------                     -------

Net sales                                                                        $8,116,568                $7,859,150
Cost of products sold                                                             5,704,225                 5,663,542
                                                                                -----------                ----------
                                                                                  2,412,343                 2,195,608
Selling, administrative and general expenses                                      1,447,968                 1,394,909
                                                                                -----------                ----------
                                                                                    964,375                   800,699

Interest income                                                                      56,009                    45,255
Other (expense) income--net                                                          78,403                    59,111
Interest expense                                                                   (15,505)                  (50,787)
Income before income taxes                                                        1,083,282                   854,278
Income taxes                                                                        426,445                   331,387
                                                                                -----------                ----------
Net Income                                                                         $656,837                  $522,891
                                                                                ===========                ==========

Earnings per share of common stock:
  Basic                                                                               $0.32                     $0.23
                                                                                ===========                ==========
  Diluted                                                                              0.32                      0.23
                                                                                ===========                ==========
Dividends per share of common stock:                                                  $0.00                     $0.00
                                                                                ===========                ==========



See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                      2001         2000
                                                                                    -------       -------
OPERATING ACTIVITIES
Net income                                                                           $656,837        $522,891
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                 170,931         200,731
        Pension and other benefits                                                   (68,658)          85,788
        Change in assets and liabilities:
           Accounts and notes receivable                                              566,041       (173,589)
           Inventories                                                            (1,722,326)       (192,158)
           Prepaid expenses                                                         (130,367)          12,638
           Accounts payable and accrued expenses                                    (124,221)       (616,958)
           Income taxes                                                             (458,825)          47,957
                                                                                -------------     -----------
Net cash provided by operating activities                                         (1,110,588)       (112,700)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                           (260,422)        (87,949)
                                                                                -------------     -----------
Net cash used in investing activities                                               (260,422)        (87,949)

FINANCING ACTIVITIES
Debt repayment                                                                       (50,001)        (50,001)
Common stock purchased for treasury                                                         -         (5,737)
Common stock purchased and retired                                                      (587)               -
Proceeds from common stock issued                                                           -          13,812
                                                                                -------------     -----------
New cash used in financing activities                                                (50,588)         (41,926)
Effect of exchange rate changes on cash                                              (41,573)            9,987
                                                                                -------------     ------------
Net decrease in cash                                                              (1,463,171)        (232,588)

Cash and cash equivalents at beginning of period                                    3,696,359        3,285,983
                                                                                -------------      -----------
Cash and cash equivalents at end of period                                         $2,233,188       $3,053,395
                                                                                =============      ===========
Supplemental cash flow information:
Cash paid during the period for:
        Interest                                                                      $15,505          $50,789
                                                                                =============      ===========
        Income Taxes                                                                 $831,000         $281,250

See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,062,474 (2,280,097 in 2000) and 2,078,179 (2,302,240 in
     2000) respectively at March 31, 2001.

4.   Inventories  are  valued   at  the  lower  of  cost or  market.   Cost   is
     determined by using the last-in, first-out method for substantially all of the inventories.

                                                                     MARCH 31,                        December 31,
                                                                       2001                               2000

                               Raw materials                         $3,342,928                            $2,888,897
                               Work-in-process                        1,605,933                             1,541,110
                               Finished goods                         2,189,841                               986,369
                                                                     ----------                            ----------
                                                                     $7,138,702                            $5,416,376
                               Less allowance to
                                reduce carrying
                                value to LIFO
                                basis                                   598,028                              598,028
                                                                     ----------                            ----------
                                                                     $6,540,674                            $4,818,348
                                                                     ==========                            ==========



5.   Total comprehensive  income,  consisting of net income and foreign currency
     translation  adjustment,  was $615,264 and $532,878 for the   three  months
     ended March 31, 2001 and March 31, 2000 respectively.



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST THREE MONTHS 2001 VS FIRST THREE MONTHS 2000

First quarter 2001 sales were $8,117,000 versus sales of $7,859,000 in the first quarter of 2000. Plastic locker sales to the United States Postal Service (USPS) in the first quarter were $5,616,000 compared to $5,577,000 during the same period in 2000. Cluster Box Units (CBUs) accounted for $5,281,000 of this year's first quarter plastic locker sales versus $5,339,000 the same period in 2000, a decrease of 1%. The decrease in sales of CBUs relates to fewer units in total purchased by the USPS compared to last year's first quarter. Sales of Outdoor Parcel Lockers (OPLs) were $335,000 compared to $238,000 in the first quarter of 2000, an increase of 41%. This increase is due to the Company's status as the sole, approved supplier for Outdoor Parcel Lockers. Sales of metal, mechanical and electronic lockers were $2,501,000 in the first quarter this year, an increase of 10% over last year's $2,282,000. Sales of the Company's other locker products increased due to a general increase in demand across all markets served by the Company as well as the effect of new products introduced since the first quarter of 2000.

On April 15, 2001 the Company was awarded a two-year contract for indefinite quantities of CBUs and OPLs. The contract minimum is one unit which is solely a legal minimum and not indicative of USPS requirements. The new contract also provides four two-year options to extend the contract at the discretion of the USPS. The Company lowered its CBU prices 3-5% and has submitted a fourth model for USPS approval. The new model, designated the Type I, contains eight mail compartments, two parcel compartments, and one outgoing mail compartment. USPS authorization to ship the new Type I is anticipated in late May or early June 2001.

The USPS also awarded indefinite quantity contracts to two competitors, both of whom produce aluminum CBUs.

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

Inventories increased in the first quarter compared to year end 2000 by $1,723,000 due to lower than forecast orders for CBUs. Prepaid expenses increased by $130,000 due to advance payments on new tooling.

The increase in the revenue from the Company's other locker products is, in part due to the new plastic coin-operated locker, which the Company introduced in April 2000, as well as increases in various other locker product lines.

Consolidated costs of products sold as a percentage of sales was 70.3% during the first quarter of 2001 compared to 72.1% in the first quarter of 2000.

Selling, general and administrative costs for the first quarter of 2001 compared to the same period in 2000 ($1,448,000 - 2001; $1,395,000 - 2000), decreased
3.8%. Selling, general and administrative costs represented 17.8% of sales in the first quarter of 2001, up from 17.7% of sales for the same period in 2000.

Interest income was $56,000 in the first quarter of 2001 compared to $45,000 in the first quarter of 2000. The increase relates primarily to higher cash balances and higher interest rates.

Interest expense of $16,000 in the first quarter of 2001 decreased from $51,000 in the first quarter of 2000 due to an decrease in the balance outstanding under the Company's term loan agreements.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 5.32 to 1 at March 31, 2001 and 4.39 to 1 at December 31, 2000, respectively. Working capital, the excess of current assets over current liabilities, was $11,113,000 at March 31, 2001, an increase of $407,000 over $10,706,000 at December 31, 2000. Cash used in operating activities was $1,111,000 during the first three months of 2001, compared to $113,000 used in operating activities for the same period of 2000.

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

Part II

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 10.1   Order/Solicitation/Offer/USPS   Material  Contracts U.S.
         Postal Service #072368-01-P-0378, dated April 6, 2001.

(b)      Exhibit  10.2  U.S.   Postal   Service  Contract Modification  #M001 to
         #072368-01-P-0378, dated April 9, 2001.

(c) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

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











Date:      5/11/01
      --------------------