Form 10-Q
period 2001-06-30
AMERICAN LOCKER GROUP INC
filed 2001-08-08
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
     OR
(  ) TRANSITION REPORT UNDER SECTION 13  OR 15 (d) OF  THE EXCHANGE ACT FOR  THE
     TRANSITION PERIOD FROM            TO
                            ----------    ----------

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
Yes      No       Not Applicable
   ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: August 3, 2001.

                    Common Stock $1.00 par value - 2,049,546

Transitional Small Business Disclosure (check one) Yes        No   X
                                                       -----     -----

     Part I - Financial Information

     Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                JUNE 30,                 December 31,
                                                                                  2001                       2000
                                                                                  ----                       ----
ASSETS
     Current assets:
          Cash and cash equivalents                                             $ 3,449,651                $ 3,696,359
          Accounts and notes receivable, less allowance
             for doubtful accounts of $248,000 in 2001
              and $324,000 in 2000                                                4,426,843                  4,633,422
          Inventories                                                             5,777,005                  4,818,348
          Prepaid expenses                                                          232,098                     45,209
          Deferred income taxes                                                     668,769                    668,769
                                                                                -----------                -----------
     Total current assets                                                        14,554,366                 13,862,107

     Property, plant and equipment:
          Land                                                                          500                        500
          Buildings                                                                 389,606                    389,959
          Machinery and equipment                                                10,712,576                 10,378,983
                                                                                -----------                -----------
                                                                                 11,102,682                 10,769,442
     Less allowance for depreciation                                             (9,392,481)                (9,048,950)
                                                                                -----------                -----------
                                                                                  1,710,201                  1,720,492
                                                                                -----------                -----------
                                                                                $16,264,567                $15,582,599
                                                                                ===========                -----------


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                                 JUNE 30,                 December 31,
                                                                                   2001                       2000
                                                                                   ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         $ 1,043,519                 $ 1,513,203
       Commissions, salaries, wages and taxes thereon                               190,282                     323,769
       Other accrued expenses                                                       860,847                     659,852
       Federal, state and foreign income taxes payable                              259,430                     458,825
       Current portion of long-term debt                                            200,000                     200,000
                                                                                -----------                 -----------
Total current liabilities                                                         2,554,078                   3,155,649

Long-term liabilities:
       Long-term debt                                                                33,318                     133,320
       Pension and other benefits                                                   429,106                     470,375
       Deferred income taxes                                                         99,430                      99,430
                                                                                -----------                 -----------
                                                                                    561,854                     703,125
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued  shares - 2,511,026  in 2001,  2,511,550  in 2000
           Outstanding shares - 2,049,546 in 2001,
           2,062,540 in 2000                                                      2,511,026                   2,511,550
       Other capital                                                                561,708                     565,331
       Retained earnings                                                         14,090,743                  12,550,001
       Treasury stock at cost (461,480 shares in 2001,
          449,010 in 2000)                                                       (3,816,533)                 (3,717,603)
       Accumulated other comprehensive income                                      (198,309)                   (185,454)
                                                                                -----------                 -----------
Total stockholders' equity                                                       13,148,635                  11,723,825
                                                                                -----------                 -----------
Total liabilities and stockholders' equity                                      $16,264,567                $ 15,582,599
                                                                                ===========                ============

See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2001               2000
                                                                                  ----               ----

Net sales                                                                        $17,942,511      $18,495,063
Cost of products sold                                                             12,738,951       13,066,026
                                                                                ------------      -----------
                                                                                   5,203,560        5,429,037
Selling, administrative and general expenses                                       2,918,896        3,226,199
                                                                                ------------        ---------
                                                                                   2,284,664        2,202,838

Interest income                                                                       88,126           96,021
Other (expense) income--net                                                          185,967          124,673
Interest expense                                                                     (28,837)        (107,251)
                                                                                ------------        ---------
Income before income taxes                                                         2,529,920        2,316,281
Income taxes                                                                         989,178          909,360
                                                                                ------------        ---------
Net Income                                                                        $1,540,742       $1,406,921
                                                                                ============       ==========


Earnings per share of common stock:
  Basic                                                                                $0.75            $0.62
                                                                                ============       ==========
  Diluted                                                                              $0.74            $0.62
                                                                                ============       ==========
Dividends per share of common stock:                                                   $0.00            $0.00
                                                                                ============       ==========




See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                 2001                         2000
                                                                                 ----                         ----

Net sales                                                                       $9,825,943                  $10,635,913
Cost of products sold                                                            7,034,726                    7,522,484
                                                                                ----------                  -----------
                                                                                 2,791,217                    3,113,429
Selling, administrative and general expenses                                     1,470,928                    1,711,290
                                                                                ----------                  -----------
                                                                                 1,320,289                    1,402,139

Interest income                                                                     32,117                       50,766
Other (expense) income--net                                                        107,564                       65,562
Interest expense                                                                   (13,332)                     (56,464)
                                                                                ----------                  -----------
Income before income taxes                                                       1,446,638                    1,462,003
Income taxes                                                                       562,733                      577,973
                                                                                ----------                  -----------
Net Income                                                                      $  883,905                     $884,030
                                                                                ==========                  ===========


Earnings per share of common stock:
  Basic                                                                              $0.43                        $0.39
                                                                                ==========                  ===========
  Diluted                                                                            $0.42                        $0.39
                                                                                ==========                  ===========
Dividends per share of common stock:                                                 $0.00                        $0.00
                                                                                ==========                  ===========




See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                        2001           2000
                                                                                        ----           ----
OPERATING ACTIVITIES
Net income                                                                           $1,540,742     $1,406,921
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                   358,905        377,575
        Change in assets and liabilities:
           Accounts and notes receivable                                                206,579     (1,079,077)
           Inventories                                                                 (727,038)       (68,349)
           Prepaid expenses                                                            (186,889)        66,217
           Accounts payable and accrued expenses                                       (402,176)        70,196
           Pension and other benefits                                                   (41,269)       272,710
           Income taxes                                                                (199,395)       254,379
                                                                                     ----------     ----------
Net cash provided by operating activities                                               549,459      1,300,572

INVESTING ACTIVITIES                                                                   (580,233)      (135,493)
                                                                                     ----------     ----------
Purchase of property, plant and equipment                                              (580,233)      (135,493)
Net cash used in investing activities

FINANCING ACTIVITIES
Debt repayment                                                                         (100,002)      (100,002)
Common stock purchased for treasury                                                     (98,930)      (304,237)
Common stock purchased and retired                                                       (4,147)        (1,218)
Proceeds from common stock issued                                                             -         13,812
                                                                                     ----------     ----------
New cash used in financing activities                                                  (203,079)      (391,645)
Effect of exchange rate changes on cash                                                 (12,855)       (13,915)
                                                                                     ----------     ----------
Net increase (decrease) in cash                                                        (246,708)       759,519
Cash and cash equivalents at beginning of period                                      3,696,359      3,285,983
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $3,449,651     $4,045,502
                                                                                     ==========     ==========

Supplemental cash flow information:
  Cash paid during the period for:
        Interest                                                                        $28,837      $107,251
                                                                                     ==========      ========
        Income Taxes                                                                 $1,137,000      $624,250
                                                                                     ==========      ========
See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the Company's consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,058,977 (2,269,624 in 2000) and 2,081,272 (2,288,695 in
     2000) respectively for the six month period ending June 30, 2001.

     During the quarter ended June 30, 2001, the Company paid $98,930 to purchase 12,470 shares of common stock. These shares are recorded as treasury stock at June 30, 2001. Additionally, the Company purchased and retired 424 shares of common stock for $3,560 during the second quarter of 2001.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                JUNE 30,          December 31,
                                                 2001                 2000
                                                --------          ------------
                     Raw materials              $2,900,131         $2,888,897
                     Work-in-process             1,464,863          1,541,110
                     Finished goods              2,010,039            986,369
                                                ----------         ----------
                                                $6,375,033         $5,416,376
                     Less allowance to
                     reduce carrying
                     value to LIFO
                     basis                        (598,028)          (598,028)
                                                 ---------         ----------
                                                $5,777,005         $4,818,348
                                                ==========         ==========


5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,527,887 and $1,420,836 for the six months ended June 30, 2001 and June 30, 2000 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST SIX MONTHS 2001 VS FIRST SIX MONTHS 2000

Sales for the first six months of 2001 of $17,943,000 decreased $552,000 or 3% compared to sales of $18,495,000 during the same period in 2000. Plastic locker sales to the United States Postal Service (USPS) totaled $11,940,000 in 2001 compared to $12,963,000 during the first half of 2000. Cluster Box Units (CBUs) sales were $11,263,000 in 2001 compared to $12,286,000 during the first half of 2000. The decrease in sales of CBUs relates to fewer units in total purchased by the USPS compared to the first six months of 2000. Sales of Outdoor Parcel Lockers (OPLs) were $677,000 in both the first six months of 2001 and 2000. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $6,003,000 for the first six months of 2001 compared to $5,532,000 for the first six months of 2000. This increase of $471,000 or 8% relates to price increases, new product introductions, and a general increase in demand across all markets served.

On April 15, 2001 the Company was awarded a two-year contract for indefinite quantities of CBUs and OPLs. The contract minimum is one unit, which is solely a legal minimum and not indicative of USPS requirements. The new contract also provides four two-year options to extend the contract at the discretion of the USPS. In the new contract, the Company lowered its CBU prices by 3 to 5%. The Company has received approval from the USPS for a fourth model CBU, The new model, designated the Type I, contains eight mail compartments, two parcel compartments, and one outgoing mail compartment. The Company began shipping the new Type I CBU in June 2001.

The USPS also awarded indefinite quantity contracts to two competitors, both of whom produce aluminum CBUs. As noted below, on July 6, 2001, the Company purchased all of the outstanding stock of B.L.L Corporation, one of the entities, which was awarded a contract for aluminum CBUs.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. The USPS decision to discontinue the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs) in 1999 has also had a positive impact on the CBU market. The CBU is the modernization of the NDCBU and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, B.L.L Corporation, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Cost of products sold as a percentage of sales was 71.0% during the first six months of 2001 compared to 70.6% in the first six months of 2000.

Selling, general and administrative costs for the first six months of 2001 decreased $307,000 over the same period in 2000. The decrease primarily relates to decreased selling expenses resulting from the sales decrease and a decrease in advertising expenses. Selling, general and administrative expense as a percent of sales was 16.3% in 2001 compared to 17.4% in 2000.

Interest expense in the first half of 2001 was $29,000 compared to $107,000 in the same period in 2000.

SECOND QUARTER 2000 VS SECOND QUARTER 1990

Second quarter sales were $9,826,000 down $810,000 or 8% from the same period in 2000. Plastic locker sales of $6,324,000 decreased $1,062,000 or 14% from 2000's second quarter. Sales of metal, mechanical and electronic lockers were $3,502,000 during the second quarter of 2001, $252,000 or 8% higher than 2000.

Cost of products sold as a percentage of sales was 71.6% during the second quarter of 2001, up from 70.7% during the second quarter of 2000.

Selling, administrative and general expenses were 15.0% of net sales during the second quarter of 2001 compared to 16.1% in the second quarter of 2000.

Interest expense in the second quarter of $13,000 decreased from $56,000 in the second quarter of 2000 due to lower average outstanding debt and lower interest rates in 2001 versus 2000.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 5.70 to 1 at June 30, 2001 and 4.39 to 1 at December 31, 2000, respectively. Working capital, the excess of current assets over current liabilities, was $12,000,000 at June 30, 2001, an increase of $1,294,000 over $10,706,000 at December 31, 2000. Cash provided by operating activities was $549,000 during the first six months of 2001, compared to $1,301,000 provided by operating activities for the same period in 2000. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that its requirements for funds for operations and capital expenditures, exclusive of the acquisition described below, will be provided principally from cash generated from future operations. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs.

As noted below in Part II. Item 5. Other Information, on July 6, 2001 the Company incurred approximately $11,000,000 in additional term indebtedness in connection with the acquisition of the stock of B.L.L. Corporation and related real estate assets.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 141, which is effective for all companies as of June 30, 2001, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that existing goodwill and certain intangible assets no longer be amortized, but tested for impairment. SFAS No. 142 will be effective for the Company's 2002 year, except that goodwill established in connection with the acquisition described above, will not be amortized during the remainder of 2001. SFAS No. 142 has no effect on the Company at June 30, 2001, since it does not have any goodwill recorded as of that date.

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





PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "DEC") advising the Company that it is a potentially responsible party with respect to environmental contamination at a site located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. As previously reported, the Company was in December 1998 named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves the same property. The letter from the DEC states that a Remedial Investigation and Feasibility Study has been conducted at the site and a remediation plan selected. The Company believes that its potential liability with respect to this site, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition.

Item 5.  Other Information

On July 6, 2001, the Company entered into and consummated a Stock and Real Estate Purchase Agreement pursuant to which the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, a privately held Texas corporation, for $9,100,000. $8,140,000 of this amount was paid at closing and $960,000 is payable over three years. The Company also purchased related real estate from the owners of B.L.L. Corporation for cash consideration of $3,500,000. The purchase price was funded with cash on hand and the proceeds of additional term loan borrowings of approximately $11,000,000. See the Report on Form 8-K dated July 12, 2001 filed by the Company for more information on this acquisition.



Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits.   None



(b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated July 12, 2001 disclosing the acquisition of all of the outstanding capital stock of B.L.L. Corporation and the acquisition of certain related real estate from the owners of B.L.L. Corporation.

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



                                       AMERICAN LOCKER GROUP INCORPORATED
                                                (Registrant)


                                       /s/Edward F. Ruttenberg
                                       -----------------------------------------
                                       Edward F. Ruttenberg
                                       Chairman and Chief Executive Officer









Date:   August 8, 2001
        --------------