Form 10-Q
period 2001-09-30
AMERICAN LOCKER GROUP INC
filed 2001-11-08
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
         OR
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF  THE  EXCHANGE  ACT FOR THE
     TRANSITION PERIOD FROM           TO
                            ---------


Commission file number  0-439
                       --------

                              AMERICAN LOCKER GROUP INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

         DELAWARE                                            16-0338330
-------------------------------              -----------------------------------
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

          Checkwhether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution  of  securities  under  a plan  confirmed  by a  court.
Yes      No            Not Applicable
   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: November 1, 2001.

                    Common Stock $1.00 par value - 2,049,546

Transitional Small Business Disclosure (check one) Yes        No  X
                                                       ---       ---

     Part I - Financial Information

     Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                              September 30,              December 31,
                                                                                  2001                       2000
                                                                                  ----                       ----
ASSETS
     Current assets:
          Cash and cash equivalents                                           $     4,992,911            $    3,696,359
          Accounts and notes receivable, less allowance
             for doubtful accounts of $251,000 in 2001
              and $324,000 in 2000                                                  5,121,576                 4,633,422
          Inventories                                                               6,212,740                 4,818,348
          Prepaid expenses                                                            186,794                    45,209
          Deferred income taxes                                                       668,769                   668,769
                                                                              ----------------           ---------------
     Total current assets                                                          17,182,790                13,862,107

     Property, plant and equipment:
          Land                                                                        500,500                       500
          Buildings                                                                 3,391,462                   389,959
          Machinery and equipment                                                  11,748,778                10,378,983
                                                                              ----------------           ---------------
                                                                                   15,640,740                10,769,442
     Less allowance for depreciation                                               (9,608,725)               (9,048,950)
                                                                              ----------------           ---------------
                                                                                    6,032,015                 1,720,492

     Goodwill                                                                       6,304,204                         -

     Other assets                                                                     320,833                         -
                                                                              ----------------           ---------------

     Total assets                                                             $    29,839,842            $   15,582,599
                                                                              ================           ===============

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                              September 30,               December 31,
                                                                                   2001                       2000
                                                                                   ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                       $    1,866,500            $   1,513,203
       Commissions, salaries, wages and taxes thereon                                162,383                  323,769
       Other accrued expenses                                                      1,220,353                  659,852
       Federal, state and foreign income taxes payable                               270,304                  458,825
       Current portion of long-term debt                                           1,630,000                  200,000
                                                                              ---------------           --------------
Total current liabilities                                                          5,149,540                3,155,649

Long-term liabilities:
       Long-term debt                                                             10,247,562                  133,320
       Pension, benefits and other long-term liabilities                             555,921                  470,375
       Deferred income taxes                                                         121,226                   99,430
                                                                              ---------------           --------------
                                                                                  10,924,709                  703,125
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued  shares - 2,511,026  in 2001,  2,511,550  in 2000
           Outstanding shares - 2,049,546 in 2001,
           2,062,540 in 2000                                                       2,511,026                2,511,550
       Other capital                                                                 561,708                  565,331
       Retained earnings                                                          14,743,235               12,550,001
       Treasury stock at cost (461,480 shares in 2001,
          449,010 in 2000)                                                        (3,816,533)              (3,717,603)
       Accumulated other comprehensive income                                       (233,843)                (185,454)
                                                                              ---------------           --------------
Total stockholders' equity                                                        13,765,593               11,723,825
                                                                              ---------------           --------------
Total liabilities and stockholders' equity                                    $   29,839,842            $  15,582,599
                                                                              ===============           ==============

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                              Nine Months Ended September 30,
                                                                                  2001                        2000
                                                                                  ----                        ----

Net sales                                                                   $     29,317,940             $   26,908,239
Cost of products sold                                                             21,015,425                 19,027,225
                                                                            -----------------            ---------------
                                                                                   8,302,515                  7,881,014
Selling, administrative and general expenses                                       4,801,871                  4,869,352
                                                                            -----------------            ---------------
                                                                                   3,500,644                  3,011,662

Interest income                                                                      124,447                    142,442
Other (expense) income--net                                                          263,058                    174,097
Interest expense                                                                    (283,144)                  (126,112)
                                                                            -----------------            ---------------
Income before income taxes                                                         3,605,005                  3,202,089
Income taxes                                                                       1,411,771                  1,261,520
                                                                            -----------------            ---------------
Net Income                                                                  $      2,193,234             $    1,940,569
                                                                            =================            ===============


Earnings per share of common stock:
  Basic                                                                     $          1.07              $          0.86
                                                                            =================            ================
  Diluted                                                                   $          1.05              $          0.85
                                                                            =================            ================
Dividends per share of common stock:                                        $          0.00              $          0.00
                                                                            =================            ================




See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                            Three Months Ended September 30,
                                                                                  2001                         2000
                                                                                  ----                         ----

Net sales                                                                   $     11,375,429              $    8,413,176
Cost of products sold                                                              8,276,474                   5,961,199
                                                                            -----------------             ---------------
                                                                                   3,098,955                   2,451,977
Selling, administrative and general expenses                                       1,882,975                   1,643,153
                                                                            -----------------             ---------------
                                                                                   1,215,980                     808,824

Interest income                                                                       36,321                      46,421
Other (expense) income--net                                                           77,091                      49,424
Interest expense                                                                    (254,307)                    (18,861)
                                                                            -----------------             ---------------
Income before income taxes                                                         1,075,085                     885,808
Income taxes                                                                         422,593                     352,160
                                                                            -----------------             ---------------
Net income                                                                  $        652,492              $      533,648
                                                                            =================             ===============


Earnings per share of common stock:
  Basic                                                                     $        0.32                 $        0.24
                                                                            =================             ===============
  Diluted                                                                   $        0.31                 $        0.24
                                                                            =================             ===============
Dividends per share of common stock:                                        $        0.00                 $        0.00
                                                                            =================             ===============




See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                   Nine Months Ended September 30,
                                                                                    2001                   2000
                                                                                    ----                   ----
OPERATING ACTIVITIES
Net income                                                                    $    2,193,234           $  1,940,569
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                588,942                560,539
        Deferred taxes                                                                 1,400
        Change in assets and liabilities:
           Accounts and notes receivable                                             217,549               (786,904)
           Inventories                                                                99,408               (178,379)
           Prepaid expenses                                                         (112,942)                72,404
           Accounts payable and accrued expenses                                     183,969               (387,558)
           Pension and other benefits                                                (89,454)                64,827
           Income taxes                                                             (362,521)                (4,308)
                                                                              ---------------          -------------
Net cash provided by operating activities                                          2,719,585              1,281,190

INVESTING ACTIVITIES
Purchase of business and related real estate                                     (12,083,711)                     -
Purchase of property, plant and equipment                                           (657,098)              (185,839)
Payment for other assets, net of liability recorded                                  (75,000)                     -
                                                                              ---------------          -------------
Net cash used in investing activities                                            (12,815,809)              (185,839)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                      11,926,682                      -
Debt repayment                                                                      (382,440)            (1,650,003)
Common stock purchased for treasury                                                  (98,930)              (352,987)
Common stock purchased and retired                                                    (4,147)                (1,834)
Proceeds from common stock issued                                                          -                 16,412
                                                                              ---------------          -------------
Net cash provided by (used in) financing activities                               11,441,165             (1,988,412)
Effect of exchange rate changes on cash                                              (48,389)               (24,485)
                                                                              ---------------          -------------
Net increase (decrease) in cash                                                    1,296,552               (917,546)
Cash and cash equivalents at beginning of period                                   3,696,359              3,285,983
                                                                              ---------------          -------------
Cash and cash equivalents at end of period                                    $    4,992,911           $  2,368,437
                                                                              ===============          =============

Supplemental cash flow information: Cash paid during the period for:
        Interest                                                              $      185,048           $    124,957
                                                                              ===============          =============
        Income taxes                                                          $    1,774,000           $  1,253,089
                                                                              ===============          =============

See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. On July 6, 2001, the Company entered into and consummated a Stock and Real Estate Purchase Agreement pursuant to which the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation a privately held Texas corporation, for $9,100,000. The Company incurred transaction related costs of approximately $210,000. Of the $9,100,000 purchase price, $8,140,000 was paid at closing and $960,000 is payable over three years. The Company also purchased related real estate from the owners of B.L.L. Corporation for cash consideration of $3,500,000. The purchase price of the stock and the related real estate was funded with cash on hand, the three-year note payable of $960,000 described above and the proceeds of additional term loan borrowings of approximately $11,000,000. Goodwill of approximately $6,300,000 has been recorded in connection with the acquisition. See the Report on Form 8-K dated July 12, 2001 and the Report on Form 8-K/A dated filed September 5, 2001, by the Company for more information regarding this acquisition. The operating results of B.L.L. Corporation have been included in the accompanying consolidated statements of income from the July 6, 2001 acquisition date. The assets and liabilities of B.L.L. Corporation are included in the accompanying consolidated balance sheet at September 30, 2001.

3. Provision for income taxes is based upon the estimated annual effective tax rate.

4. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,049,546 (2,246,355 in 2000) and 2,085,469 (2,260,685 in
     2000) respectively for the three-month period ending September 30, 2001.

     During the nine months ended September 30, 2001, the Company paid $98,930 to purchase 12,470 shares of common stock. These shares are included as treasury stock at September 30, 2001. Additionally, the Company purchased and retired 424 shares of common stock for $3,560 during the nine months ended September 30, 2001.

5. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                          ---------------------------------------

     Raw materials                                                        $      3,523,103        $   2,888,897
     Work-in-process                                                             1,764,486            1,541,110
     Finished goods                                                              1,523,179              986,369
                                                                          ---------------------------------------
                                                                                 6,810,768            5,416,376
     Less allowance to reduce carrying value to
          LIFO basis                                                              (598,028)            (598,028)
                                                                          ---------------------------------------
                                                                          $      6,212,740        $   4,818,348
                                                                          =======================================


6. Total comprehensive income consisting of net income and foreign currency translation adjustment was $2,144,845 and $1,916,084 for the nine months ended September 30, 2001 and September 30, 2000 respectively.

7. The following unaudited pro forma condensed statement of operations is presented as if the acquisition of B.L.L. Corporation ("BLL") and related real estate ("Real Estate") had occurred as of January 1, 2000. The pro forma financial information is based on the historical financial information of American Locker Group, Incorporated and BLL and the historical transactions regarding Real Estate and should be read in conjunction with those financial statements and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The condensed pro forma financial information is not necessarily indicative of the financial position or results of operations that actually would have occurred if such transactions had been consummated on the dates described, nor does it purport to represent the Company's results of operations for future periods.


                                                              Nine months ended September 30,
                                                                     2001           2000
                                                              ---------------------------------

     Total sales                                              $   32,230,000     $   32,043,000

     Net income                                               $      278,000     $    2,141,000
   Earnings per share - basic                                 $         1.11     $          .95

     Earnings per share - diluted                             $         1.09     $          .94
     Common shares used in earnings
         per share calculation - basic                             2,055,833          2,261,867

     Common shares used in earnings
         per share calculation - diluted                           2,082,671          2,279,358




The above financial information does not include amortization of goodwill that was recorded in connection with the acquisition of B.L.L. Corporation. This due to the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was issued in July 2001. SFAS No. 142 requires that existing goodwill and certain intangible assets no longer be amortized, but tested for impairment.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

Sales for the first nine months of 2001 of $29,318,000 increased $2,410,000 or 9% compared to sales of $26,908,000 during the same period in 2000. Plastic locker sales to the United States Postal Service (USPS) totaled $19,201,000 in 2001 compared to $18,801,000 during 2000. Plastic Cluster Box Units (CBUs) sales were $18,252,000 in 2001 compared to $17,832,000 during 2000. The increase in sales of Plastic CBUs of $420,000 from 2000 to 2001 is the result of a sharp increase during the third quarter of 2001 compared to the third quarter of 2000, which offset a decline in Plastic CBU sales during the first six months of 2001 versus 2000. Sales of Outdoor Parcel Lockers (OPLs) were $949,000 in 2001 compared to $969,000 in 2000. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $10,117,000 for the first nine months of 2001 compared to $8,107,000 for the first nine months of 2000, an increase of $2,010,000.. This $2,010,000 increase consists of $1,270,000 from the Company's new subsidiary B.L.L. Corporation, d/b/a Security Manufacturing Corporation, the remaining $740,000, which represents a 9% increase from 2000 to 2001, relates to price increases, increased penetration in the shopping center market and a general increase in demand across certain other markets served.

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

Cost of products sold as a percentage of sales was 71.7% during the nine months of 2001 compared to 70.7% in the nine months of 2000.

For the first nine months of 2001, selling, general and administrative costs decreased by $67,000 over the same period in 2000. The decrease primarily relates to approximately $360,000 of expenses that were recorded as selling expenses in 2000, whereas in 2001 these similar expenses are recorded as cost of products sold. Selling, general and administrative expenses of $320,000 incurred by B.L.L. Corporation during the period since the July 6, 2001 acquisition date offset this decrease. Selling, general and administrative expense as a percent of sales was 16.4% in 2001 compared to 18.1% in 2000.

Interest expense for the nine months of 2001 was $283,000 compared to $126,000 in the same period in 2000. The increase results from the Company's increased debt to finance the acquisition of B.L.L. Corporation in July 2001.

THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

Third quarter sales were $11,375,000, an increase of $2,962,000 from the same period in 2000. Plastic locker sales, including CBUs were $7,261,000 in the third quarter of 2001, an increase of $1,423,000 or 24% over third quarter of 2000 sales of $5,838,000. Sales of metal, mechanical and electronic lockers were $4,114,000 during the third quarter of 2001, $1,539,000 higher than 2000, of which $1,272,000 represents sales of B.L.L. Corporation, the remaining $267,000 increase represents a 10% increase in third quarter 2001 versus third quarter 2000 sales.

Cost of products sold as a percentage of sales was 72.8% during the third quarter of 2001, up from 70.9% during the third quarter of 2000. This is primarily the result of approximately $120,000 of quarterly costs in 2000 being recorded as selling, general and administrative expenses, whereas in 2001 these similar costs are recorded as cost of products sold.

Selling, administrative and general expenses were 16.5% of net sales during the third quarter of 2001 compared to 19.5% in the third quarter of 2000. The percentage decrease in 2001 is due to the reclassification described in the previous paragraph and due to the increased sales in 2001.

Interest expense in the third quarter of $254,000 increased from $19,000 in the third quarter of 2000 due to the increased outstanding debt in 2001 to finance the acquisition of B.L.L. Corporation in July 2001.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.34 to 1 at September 30, 2001 and 4.39 to 1 at December 31, 2000, respectively. Working capital, the excess of current assets over current liabilities, was $12,033,000 at September 30, 2001, an increase of $1,327,000 over $10,706,000 at
December 31, 2000. Cash provided by operating activities was $2,720,000 during the first nine months of 2001, compared to $1,281,000 provided by operating activities for the same period in 2000. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "DEC") advising the Company that it is a potentially responsible party with respect to environmental contamination at a site located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The letter from the DEC states that a Remedial Investigation and Feasibility Study has been conducted at the site and a remediation plan selected. Based on information currently available, the Company believes that its potential liability with respect to current action by the DEC with regard to this site will not have a material affect on the financial condition of the Company. Defense of this matter has been assumed by the Company's insurance carrier, subject to a reservation of rights. As previously reported, the Company was in December 1998 named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves the same property as the DEC matter described above. The company believes that its liability with respect to this suit, if any, is diminimus. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a substantial impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a customary reservation of rights.

Item 5. Other Information

On July 6, 2001, the Company entered into and consummated a Stock and Real Estate Purchase Agreement pursuant to which the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, a privately held Texas corporation, for $9,100,000. $8,140,000 of this amount was paid at closing and $960,000 is payable over three years. The Company also purchased related real estate from the owners of B.L.L. Corporation for cash consideration of $3,500,000. The purchase price was funded with cash on hand, the three year note payable of $960,000 noted above and the proceeds of additional term loan borrowings of approximately $11,000,000. See the Report on Form 8-K dated July 12, 2001 and the Report on Form 8-K/A dated September 5, 2001, filed by the Company for more information on this acquisition.

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits.  None



(b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated July 12, 2001 disclosing the acquisition of all of the outstanding capital stock of B.L.L. Corporation and the acquisition of certain related real estate from the owners of B.L.L. Corporation. The Company filed a Report on Form 8-K/A on September 5, 2001, which contained financial statements and other financial information in connection with the acquisition of B.L.L. Corporation and related real estate as disclosed in Form 8-K dated July 12, 2001.

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



















Date:         November 8, 2001
     ----------------------------------