Form 10-K
period 2001-12-31
AMERICAN LOCKER GROUP INC
filed 2002-03-21
CIK 8855

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

(Registrant's telephone number, including area code) 1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

        NONE
---------------------------            -----------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 12, 2002, the Registrant had outstanding 2,043,046 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $13,997,000, based on the closing price per share of Common Stock on this date of $11.72 as reported on the NASDAQ. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant and other persons reporting beneficial ownership of 5% or more of Common Stock pursuant to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 14, 2002, are incorporated by reference into Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

American Locker Group Incorporated (the "Company") is engaged primarily in the sale and rental of lockers. This includes coin, key-only, and electronically controlled checking lockers and related locks and plastic and aluminum centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic and aluminum centralized mail and parcel distribution lockers are sold to the United States Postal Service ("USPS") and to distributors and resellers for use in centralized mail and parcel delivery in new housing and industrial developments, inside postal lobbies and apartment buildings and for replacement of older style lockers in existing locations.

The  Company  is  an  engineering,   assembling,   manufacturing  and  marketing
enterprise.

The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly-owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly-held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses including the disposition of its original voting machine business.

On July 6, 2001, the Company acquired Security Manufacturing Corporation (SMC). SMC manufactures aluminum CBUs, which are sold to the USPS, as well as other postal unit lockers. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its share in the postal unit market.

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

BUSINESS SEGMENT INFORMATION
----------------------------

The Company, including its foreign subsidiary, is engaged in one business: sale and rental of lockers, including coin, key-only and electronically controlled checking lockers and locks and the sale of plastic and aluminum centralized mail and parcel distribution lockers.

The Company has developed a range of products to support the United States Postal Service (USPS) Centralized Delivery program. Outdoor Parcel Lockers
(OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 165,000 plastic OPLs to the USPS. Cluster Box Units (CBUs) are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three plastic CBUs in quantity to the United States Postal Service. The Company, including SMC, is approved to ship Type One, Two, Three and Four plastic CBUs, and Type Two, Three and Four aluminum CBUs. As of March 13, 2002, plastic Cluster Box Units with aggregate invoice prices in excess of $140 million have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts.
Components of these units are made by outside vendors and the units are assembled by the Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the USPS. Aluminum CBUs are manufactured by SMC and sold directly to the USPS

The checking lockers are fabricated by Signore, Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore, Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI. The Company has developed a coin operated baggage cart system and is operating the system at one major Canadian airport, one major United States airport and has sold several cart systems for use in U.S. airports.

Additional   information  with  respect  to  business  segment  data,  including significant customers, is disclosed in Note 13 of the financial statements included in Item 8 of this Form 10-K.

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

RAW MATERIALS
-------------

Present sources of supplies and raw materials incorporated into the Company's metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the market place. The Company's supplier of polycarbonate plastic which is used in the parcel lockers and CBUs entered this market in March 1992 and is presently supplying this raw material which meets strict specifications imposed by the United States Postal Service. In the event the present supplier declines to continue to supply this material, the Company would be required to seek an alternate source of supply.

The Company's metal coin operated and electronic lockers are manufactured by Signore, Inc. pursuant to the Manufacturing Agreement, except for the locks, which are manufactured by ALSSI. The Company's aluminum CBUs and mailboxes are manufactured and sold by the Company's subsidiary, Security Manufacturing Corporation.

PATENTS
-------

The Company owns a number of patents, none of which it considers material to the conduct of its business.

EMPLOYEES
---------

The Company and its subsidiaries actively employed 198 individuals on a full-time basis as of December 31, 2001, in its businesses, 45 of whom are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

DEPENDENCE ON MATERIAL CUSTOMER
-------------------------------

During 2001, 2000 and 1999, one customer, the United States Postal Service, accounted for 63.1%, 70.9% and 74.3% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

RESEARCH AND DEVELOPMENT
------------------------

The Company engages in research and development activities relating to new and improved products as an incident of its normal manufacturing operations in conjunction with the continuing operations. It expended $91,000, $93,000 and $26,000, in 2001, 2000 and 1999, respectively, for such activity in its continuing businesses, which does not include new product development costs.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS
--------------------------------------------------

Based on the information available to it, the Company believes that it is in compliance with present federal, state and local environmental laws and regulations.

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives,"

$10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is not material. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a material adverse impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

On July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "DEC") advising the Company that it is a potentially responsible party with respect to environmental contamination at the site mentioned above located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The letter from the DEC states that a Remedial Investigation and Feasibility Study has been conducted at the site and a remediation plan selected. Based on information currently available, the Company believes that its potential liability with respect to current action by the DEC with regard to this site will not have a material adverse impact on the Company's operations or financial condition. Defense of this matter has been assumed by the Company's insurance carrier, subject to a reservation of rights.

GENERAL
-------

Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.


EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

                                                                      YEAR FIRST
                                                                        ASSUMED
    NAME                   AGE     OFFICE HELD WITH COMPANY            POSITION
--------------------------------------------------------------------------------

Edward F. Ruttenberg       55        Chairman of the Board and            1998
                                      Chief Executive Officer

Roy J. Glosser             41        President, Chief Operating           1996
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
LOCATION                   SUBSIDIARY                          IN SQ. FT.           USE
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

Pittsburgh, PA             Executive Office                        500*            Office space

Ellicottville, NY          American Locker Security             12,800             Lock manufacturing
                             Systems, Inc. - Lock Shop                             service and repair


Toronto,                   Canadian Locker Company, Ltd.         4,000*            Coin-operated
  Ontario                                                                          lockers and locks



Toronto,
  Ontario                  Canadian Locker Company, Ltd.         3,000*            Warehouse

Grapevine, TX              Security Manufacturing Corporation   70,000             Manufacturing
                                                                                   and office
                                                               --------
                                                   TOTAL       157,500
                                                               ========


The Company believes that its facilities which are of varying ages and types of construction and the machinery and equipment utilized in such plants are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville, New York and Grapevine, Texas facility. The leases on these properties terminate at various times from 2002 through 2007.

ITEM 3.  LEGAL PROCEEDINGS

In September 1998 and subsequent months, the Company was named as an additional defendant in 134 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of March 13, 2002, settlement agreements have been entered in 11 cases with funds authorized and provided by the Company's insurance carrier. Further, 52 cases originally filed in 1995, 1996, 1997 and 1998 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 13, 2002 is 71 cases originally filed against other defendants in 1999 through 2001. While the Company cannot predict what the ultimate resolution of these cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 2001.

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


                                PER COMMON SHARE
                                  MARKET PRICE


                                                         DIVIDEND
     2001                   HIGH         LOW             DECLARED
--------------------------------------------------------------------------------
First Quarter           $   8.125      $ 5.250           $ 0.00
Second Quarter             12.000        6.500             0.00
Third Quarter              13.500        7.000             0.00
Fourth Quarter             18.000        7.950             0.00
                                                         ------
Total                                                    $ 0.00
                                                         ======



                                                         DIVIDEND
     2000                 HIGH            LOW            DECLARED
--------------------------------------------------------------------------------
First Quarter           $ 8.438        $  5.375          $ 0.00
Second Quarter            7.750           5.500            0.00
Third Quarter             6.500           4.750            0.00
Fourth Quarter            6.750           4.250            0.00
                                                         ------
Total                                                    $ 0.00
                                                         ======

As of March 12, 2002, the Company had 1,181 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 5 to the financial statements included in Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                  2001           2000          1999          1998         1997
                                                  ----           ----          ----          ----         ----

Sales                                            $39,627,216   $37,662,140   $34,950,104  $45,011,327   $29,295,533

Income before income taxes                         4,939,946     4,840,632     4,395,208    7,103,364     3,454,508

Income taxes                                       1,879,585     1,891,419     1,771,407    2,788,822     1,342,033

Net income                                         3,060,361     2,949,213     2,623,801    4,314,542     2,112,475

Earnings per share - basic (2)                          1.49          1.33          1.11         1.78          0.72

Earnings per share - diluted (2)                        1.47          1.32          1.09         1.70          0.70

Weighted average common shares                     2,053,838     2,214,406     2,363,338    2,420,078     2,909,788
outstanding - basic (2)

Weighted average common shares                     2,083,484     2,230,785     2,402,108    2,542,684     3,000,128
outstanding - diluted (2)

Dividends declared                                      0.00          0.00          0.00         0.00          0.00

Interest expense                                     441,773       140,920       153,861      231,875       181,678

Depreciation and amortization expense                956,430       796,140       630,047      646,379       600,632

Expenditures for property, plant and                 801,009       206,604     1,915,139      536,819       520,358
equipment


YEAR-END POSITION
Total assets                                      29,735,420    15,582,599    15,179,069   13,469,516    11,263,725

Long-term debt, including current portion         11,578,687       333,320     2,034,324      733,333     3,094,000

Stockholders' equity                              14,553,876    11,723,825    10,107,210    9,264,056     4,919,145

Stockholders' equity per share of common                7.12          5.68          4.44         3.82          2.04
stock (1) (2)

Common shares outstanding at year-end (2)          2,043,046     2,062,540     2,277,118    2,422,772     2,405,780

Number of employees                                      198           144           137          135           120

(1) Based on shares outstanding at year-end.

(2) All years presented have been restated to reflect the impact of a four-for-one stock distribution during 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

BAD DEBTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY

The Company records reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

LEGAL MATTERS

The Company is subject to certain legal proceedings as discussed in Note 16 of the consolidated financial statements. Currently the Company does not believe that these matters will have a material impact on its financial results or financial position. This conclusion is based primarily on the Company's insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters.

GOODWILL

As described in Note 2 to the consolidated financial statements the Company has recorded goodwill in connection with its acquisition in 2001. Beginning in 2002, the Company is required to analyze its goodwill for impairment issues. In assessing impairment the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for the recorded goodwill.

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

Consolidated sales in 2001 totaled $39,627,000, a 5% increase from sales of $37,662,000 in 2000. Income before income taxes in 2001 increased by $99,000 or 2% to $4,940,000 compared to $4,841,000 in 2000. Plastic locker sales to the United States Postal Service (USPS) totaled $25,166,000 in 2001 compared to $26,705,000 in 2000. Plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 5% to $23,864,000 in 2001 from $25,226,000 in 2000. Sales of Plastic Outdoor Parcel Lockers (OPLs) were $1,302,000 in 2001 compared to $1,479,000 in 2000. The decreases in CBU sales in 2001 compared to 2000 was the result of product mix, as a lower priced CBU was introduced in mid 2001, and price reductions of 3% to 5% that became effective in April 2001 on existing CBU models. CBUs shipped in 2001 were consistent with 2000 levels; OPL volume decreased by approximately 13% in 2001 versus 2000, due to lower purchases by the USPS. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, were $13,382,000 in 2001 compared to $9,871,000 in 2000, an increase of $3,511,000. This increase of $3,511,000 consists of $3,136,000 form the Company's new subsidiary, Security Manufacturing Corporation (SMC), which was purchased on July 6, 2001. The remaining increase from 2000 to 2001 relates to price increases, increased penetration in the shopping center market and a general increase in demand across certain markets served. Revenues from the luggage cart business for airport terminals were $1,080,000 in 2001, a decrease of $6,000 compared to 2000 revenues of $1,086,000. This decrease is primarily due to the growth in the first eight months of 2001 being offset by declines in September and the fourth quarter due to lower airline passenger volume.

The Company's present contract with the USPS was awarded on April 15, 2001 and covers all four types of CBUs and the OPL. The contract is for indefinite quantities of CBUs and OPLs. The contract is for a two-year term and the USPS has the option to renew for four additional two-year terms. The USPS also awarded indefinite quantity contracts to two competitors, including SMC, which the Company acquired on July 6, 2001; the remaining competitor produces aluminum CBUs.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. The USPS decision to discontinue the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs) in 1999 has also had a positive impact on the CBU market. The CBU is the modernization of the NDCBU and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company's share of the CBU market increased in 2001, in part due to its acquisition of SMC, one of its prior competitors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Consolidated cost of sales as a percentage of sales was 70.8% in 2001 compared to 71.8% in 2000. The improvement in 2001 is due to higher margins obtained from SMC and other non-Plastic products, and stable margins for the Plastics products.

Selling, administrative and general expenses were $6,689,000 during 2001, an increase of 11% from $6,040,000 in 2000. This increase of $649,000 is primarily due to additional expenses from SMC of approximately $750,000, which offset decreases in selling expenses from the Company's existing products. Selling, administrative and general expenses were 17% and 16% of sales in 2001 and 2000, respectively.

Interest income decreased by $27,000 in 2001 compared to 2000 as a result of lower interest rates earned on cash deposits during 2001 versus 2000.

Interest expense increased in 2001 as a result of the Company incurring $11,927,000 of new debt in connection with the acquisition of SMC and related real estate on July 6, 2001.


RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

Consolidated sales in 2000 totaled $37,662,000, an 8% increase from sales of $34,950,000 in 1999. Income before income taxes in 2000 increased by $446,000 or 10% to $4,841,000 compared to $4,395,000 in 1999. Sales of the Company's plastic Cluster Box Units (CBUs) and Outdoor Parcel Lockers (OPLs) to the United States Postal Service (USPS) increased 3% to $26,705,000 in 2000 from $25,969,000 in 1999. The increase in sales of plastic postal lockers resulted from an increase in the total number of CBUs sold to the USPS in 2000 as compared to 1999. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, increased 17% to $9,871,000 in 2000 from $8,442,000 in 1999. This increase is due, in part, to the new plastic coin-operated locker, which the Company introduced in April 2000, as well as increases in various other locker product lines. Revenues from the luggage cart business for airport terminals were $1,086,000 in 2000, an increase of $547,000 or 102% compared to 1999 revenues of $539,000. This increase is the result of a full year of operations at the Detroit Metropolitan Airport in 2000 versus three months in 1999.

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

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.55 to 1 and 4.39 to 1 at December 31, 2001 and 2000, respectively. Working capital, or the excess of current assets over current liabilities was $12,309,000 and $10,706,000 at December 31, 2001 and 2000, respectively. The increase in working capital resulted primarily from operations. In 2001, cash generated from operations was $2,830,000.

The Company's policy is to maintain modern equipment and adequate capacity. During 2001, 2000 and 1999 the Company expended $801,000, $207,000, and
$1,915,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations.

During 2001, the Company acquired B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) and related real estate for approximately $12,100,000, excluding cash received. This acquisition was funded with term loan borrowings of approximately $11,000,000, a $960,000 note payable to the former owners and $140,000 of cash. These borrowings require principal payments of approximately $1,630,000 during 2002.

The Company expects that cash generated from operations in 2002 will be adequate to fund the needs for working capital, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs.

The Company has contractual obligations at December 31, 2001, relating to long-term debt and operating lease arrangements. The Company does not have any significant purchase obligations or commitments at December 31, 2001. The Company does not have any investments in joint ventures or special purpose entities, and does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments under long-term debt and operating leases are listed below:

                       LONG-TERM DEBT      OPERATING LEASES             TOTAL
                       --------------      ----------------             -----
2002                     $1,630,000          $  283,000             $  1,913,000
2003                      1,635,000            245,000                 1,880,000
2004                      1,641,000            146,000                 1,787,000
2005                      1,331,000            146,000                 1,477,000
2006                      3,497,000            146,000                 3,643,000
2007                      1,200,000            134,000                 1,334,000
2008                        645,000                  -                   645,000

The increase in 2006 long-term debt repayment is the result of a balloon payment due on the Company's mortgage payable. The Company expects to refinance the mortgage payable in 2006.

IMPACT OF INFLATION AND CHANGING PRICES

Although inflation has been low in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time. Specifically, the Company does have the ability to modify its contract with the USPS regarding sales prices in the event of a significant price increase for materials subject however to competitive situations. In respect to its other products, steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices.

The Company intends to seek additional ways to control the administrative overhead necessary to successfully run the business. By controlling these costs, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

The Company has used the LIFO method of accounting for its inventories since 1974. This method matches current costs with current revenues and during an inflationary period, reduces reported income but improves cash flow due to a reduction of taxes based on income.

MARKET RISKS - FOREIGN CURRENCY AND INTEREST RATE RISKS

The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent less than 10% of the Company's aggregate net assets at December 31, 2001. Presently, management does not hedge its foreign currency risk as it plans to indefinitely reinvest the Canadian net assets in the Canadian operation.

The Company's has fixed interest rates on $5,730,000 of its long-term debt at December 31, 2001 and variable interest rates based on three month LIBOR on $5,850,000 of its long term debt at December 31, 2001. Based upon the Company's outstanding long-term debt subject to variable interest rates at December 31, 2001, a 1% increase in the LIBOR rate would result in an annual increase to interest expense of approximately $58,500.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted the provision of Statement of  Accounting  Standards No.
142

Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. The Company will perform the impairment test during 2002, the test is expected to be based on cash flow and earnings projections, and is not expected to result in an impairment charge. Since the Company did not have any goodwill recorded prior to the SMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors


Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/Ernst & Young LLP

Buffalo, New York
February 20, 2002

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                 DECEMBER 31
                                                                          2001                 2000
                                                                   -----------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                             $ 4,579,034          $ 3,696,359
     Accounts and notes receivable, less allowance
        for doubtful accounts of $249,000 in 2001
        and $324,000 in 2000                                                 5,042,685            4,633,422
     Inventories                                                             6,813,511            4,818,348
     Prepaid expenses                                                          125,805               45,209
     Deferred income taxes                                                     570,731              668,769
                                                                   -----------------------------------------
Total current assets                                                        17,131,766           13,862,107


Property, plant and equipment:
     Land                                                                      500,500                  500
     Buildings                                                               3,441,616              389,959
     Machinery and equipment                                                11,771,099           10,378,983
                                                                   -----------------------------------------
                                                                            15,713,215           10,769,442
     Less allowance for depreciation                                       (9,879,825)          (9,048,950)
                                                                   -----------------------------------------
                                                                             5,833,390            1,720,492

Deferred income taxes                                                           73,393                    -
Goodwill                                                                     6,405,204                    -
Other assets                                                                   291,667                    -



                                                                   -----------------------------------------
Total assets                                                               $29,735,420         $ 15,582,599
                                                                   =========================================






                                                                                        DECEMBER 31
                                                                                  2001               2000
                                                                           ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                             $ 1,348,396        $  1,513,203
     Commissions, salaries, wages and taxes thereon                                   555,326             323,769
     Other accrued expenses                                                           895,274             659,852
     Federal, state and foreign income taxes payable                                  393,781             458,825
     Current portion of long-term debt                                              1,630,000             200,000
                                                                           ---------------------------------------
Total current liabilities                                                           4,822,777           3,155,649

Long-term liabilities:
     Long-term debt                                                                 9,948,687             133,320
     Pension and other benefits                                                       410,080             470,375
     Deferred income taxes                                                                  -              99,430
                                                                           ---------------------------------------
                                                                                   10,358,767             703,125

Stockholders' equity:
     Common stock, $1 par value:
       Authorized shares - 4,000,000
         Issued shares - 2,504,526 in 2001, 2,511,550 in 2000
         Outstanding shares - 2,043,046 in 2001,
          2,062,540 in 2000                                                         2,504,526           2,511,550
     Other capital                                                                    496,708             565,331
     Retained earnings                                                             15,610,362          12,550,001
     Treasury stock at cost (461,480 shares in 2001
        449,010 in 2000)                                                          (3,816,533)         (3,717,603)
     Accumulated other comprehensive income (loss)                                  (241,187)           (185,454)
                                                                           ---------------------------------------
Total stockholders' equity                                                         14,553,876          11,723,825
                                                                           ---------------------------------------

Total liabilities and stockholders' equity                                        $29,735,420        $ 15,582,599
                                                                           =======================================


See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                                          YEAR ENDED DECEMBER 31
                                                              2001                 2000                 1999
                                                       --------------------------------------------------------------

Net sales                                                      $39,627,216         $ 37,662,140         $ 34,950,104
Cost of products sold                                           28,061,281           27,025,940           25,099,003
                                                       --------------------------------------------------------------
                                                                11,565,935           10,636,200            9,851,101
Selling, administrative and general expenses                     6,688,676            6,039,584            5,652,262
                                                       --------------------------------------------------------------
                                                                 4,877,259            4,596,616            4,198,839

Interest income                                                    163,497              190,486                      96,057
Other income - net                                                 340,963              194,450              254,173
Interest expense                                                 (441,773)            (140,920)            (153,861)
                                                       --------------------------------------------------------------
Income before income taxes                                       4,939,946            4,840,632            4,395,208
Income taxes                                                     1,879,585            1,891,419            1,771,407
                                                       --------------------------------------------------------------
Net income                                                     $ 3,060,361         $  2,949,213          $ 2,623,801
                                                       ==============================================================





Earnings per share of common stock:
     Basic                                                           $1.49                $1.33                $1.11
                                                       ==============================================================
     Diluted                                                         $1.47                $1.32                $1.09
                                                       ==============================================================

Dividends per share of common stock:                                 $0.00                $0.00                $0.00
                                                       ==============================================================


See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                                ACCUMULATED
                                                                                                   OTHER                  TOTAL
                                        COMMON       OTHER       RETAINED         TREASURY     COMPREHENSIVE         STOCKHOLDERS'
                                        STOCK       CAPITAL      EARNINGS          STOCK       INCOME (LOSS)            EQUITY
                                       -------------------------------------------------------------------------------------------

Balance at January 1, 1999             $ 2,422,772  $ 74,867     $ 6,976,987    $        -       $(210,570)           $ 9,264,056
Comprehensive income:
     Net income                                  -        -       2,623,801              -               -              2,623,801
     Other comprehensive income:
       Foreign currency  translation             -        -               -              -          47,735                 47,735
                                                                                                                      ------------
Total comprehensive income                                                                                              2,671,536
Common stock issued (76,000 shares)         76,000   (21,375)             -              -               -                 54,265
Tax benefit of exercised stock options           -   485,000              -              -               -                485,000
Common stock purchased for treasury
  (221,650 shares)                               -         -              -     (2,367,966)              -             (2,367,966)
Common stock purchased and retired
   (4 shares)                                   (4)      (37)             -              -               -                    (41)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1999             2,498,767   538,455      9,600,788     (2,367,966)       (162,835)             10,107,210

Comprehensive income:
     Net income                                  -         -      2,949,213              -               -              2,949,213
     Other comprehensive income:
     Foreign currency translation                -         -              -              -         (22,619)               (22,619)
                                                                                                                      ------------
Total comprehensive income                                                                                              2,926,594
Common stock issued (13,400 shares)         13,400     3,012              -              -               -                 16,412
Tax benefit of exercised stock options           -    27,000              -              -               -                 27,000
Common stock purchased for treasury
  (227,360 shares)                               -         -              -     (1,349,637)              -             (1,349,637)
Common stock purchased and retired
  (618 shares)                                (618)   (3,136)             -              -               -                 (3,754)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2000             2,511,550    565,331    12,550,001     (3,717,603)       (185,454)            11,723,825

Comprehensive income:
     Net income                                  -          -     3,060,361              -               -              3,060,361
     Other comprehensive income
       Foreign currency transaction              -          -             -              -         (55,733)               (55,733)
                                                                                                                      ------------
Total comprehensive income                                                                                              3,004,628
Common stock purchased for treasury
  (12,470 shares)                                -          -             -        (98,930)              -                (98,930)
Common stock purchased and retired
  7,024 shares)                             (7,024)   (68,623)            -              -               -                (75,647)
                                       -------------------------------------------------------------------------------------------
                                        $2,504,526   $496,708   $15,610,362    $(3,816,533)     $ (241,187)          $ 14,553,876
                                       ===========================================================================================
See accompanying notes.


               American Locker Group Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                YEAR ENDED DECEMBER 31
                                                                        2001              2000            1999
                                                                  ---------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $ 3,060,361      $ 2,949,213     $ 2,623,801
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        956,430          796,140         630,047
       Deferred income taxes (credits)                                     (93,678)              469          69,314
       Changes in assets and liabilities:
         Accounts and notes receivable                                      281,462        (826,958)         263,872
         Inventories                                                      (601,363)          154,780       1,338,862
         Prepaid expenses                                                  (52,698)           80,251          25,805
         Accounts payable and accrued expenses                            (423,235)          173,656       (493,590)
         Income taxes                                                     (236,924)          436,393         451,491
         Pension and other benefits                                        (60,295)         (192,511)         84,863
                                                                  ---------------------------------------------------
Net cash provided by operating activities                                 2,830,060        3,571,433       4,994,465

INVESTING ACTIVITIES
Purchase of business and related real estate, net of cash              (12,084,711)                -               -
acquired
Purchase of property, plant and equipment                                 (801,009)        (206,604)     (1,915,139)
Payment for other assets                                                  (100,000)                -               -
Proceeds from sale of property, plant and equipment                               -           87,378               -
                                                                  ---------------------------------------------------
Net cash used in investing activities                                  (12,985,720)        (119,226)     (1,915,139)

FINANCING ACTIVITIES
Long-term debt borrowings                                                11,926,682                -       1,500,000
Long-term debt payments                                                   (681,315)       (1,700,004)       (200,000)
Common stock issued                                                               -           16,412          54,625
Common stock purchased for treasury                                        (98,930)      (1,349,637)     (2,367,966)
Common stock purchased and retired                                         (75,647)          (3,754)            (41)
                                                                  ---------------------------------------------------
Net cash provided by (used in) financing activities                      11,070,790      (3,036,983)     (1,013,382)
Effect of exchange rate changes on cash                                    (32,455)          (4,848)          32,032
                                                                  ---------------------------------------------------
Net increase in cash                                                        882,675          410,376       2,097,976
Cash and cash equivalents at beginning of year                            3,696,359        3,285,983       1,188,007
                                                                  ---------------------------------------------------
Cash and cash equivalents at end of year                                $ 4,579,034      $ 3,696,359     $ 3,285,983
                                                                  ===================================================

Supplemental cash flow information: Cash paid during the year for:
        Interest                                                         $  325,351       $  151,749      $  143,032
                                                                  ===================================================
        Income taxes                                                    $ 2,215,000      $ 1,455,026     $ 1,250,602
                                                                  ===================================================
See accompanying notes.



Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2001

1. BASIS OF PRESENTATION

CONSOLIDATION AND BUSINESS DESCRIPTION

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (The Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and locks and sale of plastic and aluminum centralized mail and parcel distribution lockers. The Company sells to customers throughout North America as well as internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued principally at the lower of cost or market, cost determined by the last-in, first-out method (LIFO) for approximately 80% of the Company's inventories at December 31, 2001 (100% at December 31, 2000). For the remaining inventories, cost is determined by the first-in, first out method
(FIFO).

PROPERTIES AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 30 years for buildings and 3 to 12 years for machinery and equipment.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has adopted the provision of Statement of Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. The Company has recorded approximately $6,405,000 of goodwill in connection with its acquisition of B.L.L. Corporation; d/b/a Security Manufacturing Corporation
(SMC) on July 6, 2001. SFAS 142 also requires an impairment test on goodwill be performed at least annually beginning in 2002. The Company will perform the impairment test during the first quarter of 2002, the test is expected to be based on cash flow and earnings projections, and is not expected to result in an impairment charge. Since the Company did not have any goodwill recorded prior to the SMC acquisition, the provision of SFAS 142 requiring companies to stop amortizing goodwill will have no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

Other intangible assets consist of a covenant not-to-compete in connection with the SMC acquisition. This asset is being amortized over the three-year term of the agreement. The agreement is recorded at $291,667 at December 31, 2001 which consists of its original value of $350,000 less $58,333 of amortization charged to expense in 2001.

REVENUE RECOGNITION

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. Less than five percent of the Company's revenues were derived from sales to distributors during 2001, 2000 and 1999. No distributor stocks a material amount of inventory of the Company's products and no distributor has the right to return.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $276,000, $185,000 and $190,000 during 2001, 2000 and 1999, respectively.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $215,000, $274,000 and $332,000 in advertising costs during 2001, 2000 and 1999, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares.

FOREIGN CURRENCY

The assets and liabilities of the Company's Canadian subsidiary are translated to U.S. dollars at current exchange rates. Income statement amounts are translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's long-term debt has been estimated using cash flow methods and applying current interest rates for similar term instruments in place of the actual fixed interest rates. Based on these calculations the fair value of long-term debt is approximately $11,730,000 and the carrying value is $11,578,687 at December 31, 2001.

STOCK-BASED COMPENSATION

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation plan in accordance with the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost for stock options is recognized because the number of options granted is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translations and is reported in the consolidated statements of stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

3. ACQUISITION

On July 6, 2001, the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC), a privately held Texas corporation, for $9,100,000. SMC is engaged in the manufacture and sale of postal unit lockers. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its share in the postal unit market. The Company incurred transaction related costs of approximately $210,000. Of the $9,100,000 purchase price, $8,140,000 was paid at closing and $960,000 is payable over three years. The Company also purchased related real estate (Real Estate) from the owners of SMC for cash consideration of $3,500,000. The purchase price of the stock and the related real estate was funded with cash on hand, the three-year note payable of $960,000 described above and the proceeds of additional term loan borrowings of approximately $11,000,000. Goodwill of approximately $6,400,000 has been recorded in connection with the acquisition. This goodwill is not deductible for tax purposes. The operating results of SMC have been included in the accompanying consolidated statements of income from the July 6, 2001 acquisition date. The assets and liabilities of SMC are included in the accompanying consolidated balance sheet at December 31, 2001.

Below is an unaudited condensed listing of the assets and liabilities of SMC and Real Estate on the acquisition date, July 6, 2001.

                                                                     (UNAUDITED)
     Accounts receivable                                         $       706,000
     Inventories                                                       1,162,000
     Other current assets                                                779,000
     Long-lived assets                                                 4,433,000
     Current liabilities                                                 642,000
     Long-term liabilities                                               179,000

The following unaudited pro forma condensed statement of operations is presented as if the acquisition of SMC and Real Estate had occurred as of January 1, 2000. The pro forma financial information is based on the historical financial information of the Company and SMC and the historical transactions regarding Real Estate and should be read in conjunction with those financial statements and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. The condensed pro forma financial information is not necessarily indicative of the financial position or results of operations that actually would have occurred if such transactions had been consummated on the dates described, nor does it purport to represent the Company's results of operations for future periods.

                                                       YEARS ENDED DECEMBER 31
                                                       2001               2000
                                               ---------------------------------
                                                          (UNAUDITED)
     Total sales                               $    42,540,000   $    44,510,000
     Net income                                      3,086,000         3,329,000
     Earnings per share - basic                $         1.50    $          1.50
     Earnings per share - diluted              $         1.48    $          1.49

The above financial information does not include amortization of goodwill that was recorded in connection with the acquisition of SMC. This is due to the provisions of SFAS 142, which requires that existing goodwill and certain intangible assets no longer be amortized, but tested for impairment.

4. INVENTORIES

Inventories consist of the following:

                                                          DECEMBER 31
                                                    2001               2000
                                               ---------------------------------

     Finished products                         $     1,962,881   $      986,369
     Work-in-process                                 2,373,549        1,541,110
     Raw materials                                   2,898,908        2,888,897
                                               ---------------------------------
                                                     7,235,338        5,416,376
     Less allowance to reduce to LIFO basis           (421,827)        (598,028)
                                               ---------------------------------
                                               $     6,813,511   $     4,818,348
                                               =================================

5. DEBT

Long-term debt consists of the following:

                                                                                           DECEMBER 31
                                                                                      2001          2000
                                                                                ----------------------------

      Bank note payable through July 6, 2008 at $225,000 quarterly plus interest at the 3-month LIBOR rate plus 2% (4.5% at December 31,
        2001)                                                                   $     5,850,000   $        -

      Bank note payable through July 6, 2008 at $25,000 monthly plus
        interest at 8.07%                                                             2,000,000            -

      Mortgage payable to bank through July 2006 at $26,823 monthly including interest at 8.04% with payment for remaining balance
        due August 1, 2006                                                            2,768,687            -

      Note payable in annual installments of $320,000 through July 6,
        2004 plus interest at 6.50%                                                     960,000            -

      Note payable to bank, unsecured, payable through August 31, 2002 at $16,667 per month plus interest at prime plus 0.15%
                                                                                              -      333,320
                                                                                ----------------------------
      Total long-term debt                                                           11,578,687      333,320
      Less current portion                                                            1,630,000      200,000
                                                                                ----------------------------
      Long-term portion                                                         $     9,948,687   $  133,320
                                                                                ============================


The bank notes are secured by all equipment, accounts receivable, inventories and general intangibles. The credit agreement underlying the bank notes payable requires compliance with certain covenants and has restrictions on the payment of dividends. The Company was in compliance with the terms of the agreement in connection with the notes payable at December 31, 2001.

Based upon the outstanding balances at December 31, 2001, the required principal payments on long-term obligations for the next five years are as follows:

     2002                                                        $     1,630,000
     2003                                                              1,634,579
     2004                                                              1,641,316
     2005                                                              1,331,438
     2006                                                              3,496,564

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate (4.75% at December 31, 2001). There were no borrowings outstanding under the line of credit at December 31, 2001.

6. OPERATING LEASES

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2001:

     2002                                                        $       283,000
     2003                                                                245,000
     2004                                                                146,000
     2005                                                                146,000
     2006                                                                146,000

Rent expense amounted to approximately $296,000, $313,000 and $322,000 in 2001, 2000 and 1999, respectively.

7. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following:

                                                              2001                 2000                 1999
                                                      -------------------------------------------------------------
United States                                         $       4,845,146       $    4,846,963       $    4,286,818
Foreign income (loss)                                            94,800               (6,331)             108,390
                                                      -------------------------------------------------------------
                                                      $       4,939,946       $    4,840,632       $    4,395,208
                                                      =============================================================


Significant components of the provision for income taxes are as follows:

                                                              2001                 2000                 1999
                                                      ---------------------------------------------------------------
Current:
   Federal                                            $      1,624,225        $   1,601,253        $   1,386,855
   State                                                       304,028              286,924              266,557
   Foreign                                                      45,010                2,773               48,681
                                                      ---------------------------------------------------------------
Total current                                                1,973,263            1,890,950            1,702,093
Deferred:
   Federal                                                     (79,626)                  70               58,917
   State                                                       (14,052)                 399               10,397
                                                      ---------------------------------------------------------------
                                                               (93,678)                 469               69,314
                                                      ---------------------------------------------------------------
                                                      $      1,879,585        $   1,891,419        $   1,771,407
                                                      ===============================================================


The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:


                                                                      2001             2000              1999
                                                                -----------------------------------------------------
Statutory income tax rate                                              34%              34%               34%
State and foreign income taxes, net of federal benefit
                                                                        4                6                 5
Other permanent differences                                             -               (1)                1
                                                                -----------------------------------------------------
                                                                       38%              39%               40%
                                                                =====================================================



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



                                                                                2001               2000
                                                                          --------------------------------------
     Deferred tax liabilities:
        Property, plant and equipment                                       $       125,703   $       136,228
        Prepaid expenses and other                                                  114,904           112,937
                                                                          --------------------------------------
     Total deferred tax liabilities                                                 240,607           249,165

     Deferred tax assets:
        Postretirement benefits                                                      47,292            58,301
        Pension costs                                                               164,967           200,619
        Allowance for doubtful accounts                                              99,558            93,658
        Other assets                                                                 18,669                 -
        Accrued expenses                                                            137,709           120,031
        Other employee benefits                                                      36,024            32,236
        Inventory costs                                                             380,512           313,659
                                                                          --------------------------------------
     Total deferred tax assets                                                      884,731           818,504
                                                                          --------------------------------------
     Net deferred tax assets                                                $       644,124   $       569,339
                                                                          ======================================


     Current deferred tax asset                                             $       570,731   $       668,769
     Long-term deferred tax asset (liability)                                        73,393           (99,430)
                                                                          --------------------------------------
                                                                            $       644,124   $       569,339
                                                                          ======================================

The Company does not provide deferred taxes for amounts that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted was approximately $1,100,000 at December 31, 2001. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however unrecognized foreign tax credits would be available to reduce some portion of the U.S. tax liability.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The following table sets forth the changes in benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2001 and 2000, and the net periodic cost and assumptions.

                                                                                    PENSION BENEFITS
                                                                                2001               2000
                                                                          --------------------------------------
     CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year                             $     2,430,400   $     2,197,716
        Service cost                                                                182,135           175,072
        Interest cost                                                               172,969           161,880
        Actuarial loss (gain)                                                       132,382            (2,313)
        Benefits paid                                                              (435,810)         (101,955)
                                                                          --------------------------------------
        Benefit obligation at end of year                                         2,482,076         2,430,400
     CHANGE IN PLAN ASSETS
        Fair value of plan assets as beginning of year                            2,193,267         1,853,052
        Actual return on plan assets                                                159,143           144,421
        Employer contribution                                                       196,806           297,749
        Benefits paid                                                              (435,810)         (101,955)
                                                                          --------------------------------------
     Fair value of plan assets at end of year                                     2,113,406         2,193,267
                                                                          --------------------------------------

     Funded status                                                                 (368,670)         (237,133)
     Unrecognized net transition asset                                             (104,892)         (210,933)
     Unrecognized net actuarial loss                                                392,383           271,234
     Unrecognized prior service cost                                                  1,418             1,843
                                                                          --------------------------------------
     Accrued benefit cost                                                   $       (79,761)  $      (174,989)
                                                                          ======================================

                                                                                    PENSION BENEFITS
                                                                                2001               2000
                                                                          --------------------------------------
     COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost                                                           $       182,135   $       175,072
     Interest cost                                                                  172,969           161,880
     Expected return on plan assets                                                (149,779)         (134,676)
     Amortization of unrecognized net transition asset                             (106,041)         (106,041)
     Net actuarial loss                                                               1,869             4,890
     Amortization of prior service cost                                                 425               425
                                                                          --------------------------------------
     Net periodic benefit cost                                              $       101,578   $       101,550
                                                                          ======================================

                                                                                    PENSION BENEFITS
                                                                                2001               2000
                                                                          --------------------------------------
     WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
     Discount rate                                                              7.25%              7.5%
     Expected return on plan assets                                             7.0%               7.0%
     Rate of compensation increase                                              5.5%               5.5%


The Company also provides a life insurance benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The life insurance benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The expense recorded in connection with these benefits was approximately $3,000 in each of the years ended December 31, 2000 and 1999 (none in 2001).

Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. The Plan provides for a monthly payment to the widow of a former executive for the remainder of her life. Based upon actuarial calculations, the projected liability under the plan is approximately $333,000 at December 31, 2001 and is recorded as other accrued expenses and pension and other benefits in the consolidated balance sheets.

During 1999, the Company established a 401(k) plan for the benefit of its full-time employees. Under the plan, employees may contribute a portion of their salary up to IRS limits. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $15,000, $15,000 and $12,000 in connection with its contribution to the plan during 2001, 2000, and 1999, respectively.

9. CAPITAL STOCK

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock.

10. STOCK OPTIONS

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

At December 31, 2001 and 2000, there were no stock appreciation rights outstanding.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5% for 2000 and 7.0% for 1999; dividend yields of 0.0 for both years; volatility factors of the expected market price of the Company's common stock of .69 for 2000 and .70 for 1999; and a weighted-average expected life of the option of 5 years for both years. The per share fair value of the options granted in 2000 and 1999 using these assumptions was $4.55 and $4.35, respectively. No options were granted in 2001 and all previously granted options were fully vested prior to 2001. The pro forma effect on earnings for the year ended December 31, 2000 is as follows: net income $2,908,000; basic earnings per share $1.31, and diluted earnings per share $1.30. The pro forma effect on earnings for the year ended December 31, 1999 is as follows: net income $2,456,000; basic earnings per share $1.04, and diluted earnings per share $1.02.

The following table sets forth the activity related to the Company's stock options for the years ended December 31:



                                            2001                         2000                          1999
                                            ----                         ----                          ----
                                                  Weighted                    Weighted                      Weighted
                                                  Average                      Average                      Average
                                                  Exercise                    Exercise                      Exercise
                                    Options        Price        Options         Price        Options         Price
                                 --------------------------------------------------------------------------------------

Outstanding -  beginning of
  year                               120,600    $     5.41     124,000            $5.11      133,000             $ 1.45
Exercised and
  surrendered                              -             -     (13,400)            1.23      (76,000)               .72

Granted                                    -             -      10,000             7.25       67,000               6.98
                                 ======================================================================================
Outstanding -
  end of year                        120,600    $     5.41     120,600            $5.41      124,000              $5.11
                                 ======================================================================================
Exercisable - end of year
                                     120,600                   120,600                      114,000
                                 ============                 =========                    =========


The exercise prices for options outstanding as of December 31, 2001 were as follows: $2.813 - 44,000 shares, $6.50 - 56,600 shares $7.25 - 10,000 shares and
$8.875 - 10,000 shares. The weighted-average remaining contractual life of those options is 5.6 years.

At December 31, 2001, 73,000 options remain available for future issuance under the 1999 plan.

11. SHAREHOLDER RIGHTS PLAN

In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $40 (Purchase Price), subject to adjustment. The Right will be exercisable only if a person or group (an Acquiring Person) has acquired beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer for 20% or more of such outstanding common stock. The Rights Plan includes certain exceptions from the definitions of Acquiring Person and beneficial ownership to take into account the existing ownership of common shares by members of one family. If any person becomes an Acquiring Person, each Right will entitle its holder to receive, upon exercise of the Right, such number of common shares determined by (A) multiplying the current purchase price by the number of one one-hundredths of a preferred share for which a right is now exercisable and dividing that product by (B) 50% of the current market price of the common shares.

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

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:


                                                                  2001                   2000                1999
                                                          ---------------------- --------------------- ------------------
Numerator:
   Net income                                               $      3,060,361      $        2,949,213         $ 2,623,801
Denominator:
   Denominator for basic earnings per share - weighted
     average shares outstanding                                    2,053,838               2,214,406           2,363,338

   Effect of dilutive securities:
     Employee stock options                                           29,646                  16,379              38,770
                                                          ---------------------- --------------------- ------------------

   Denominator for diluted earnings per share -
     weighted average shares out- standing and assumed
     conversions                                                   2,083,484               2,230,785           2,402,108
                                                          ====================== ===================== ==================
Basic earnings per share                                    $           1.49      $             1.33         $      1.11
                                                          ====================== ===================== ==================
Diluted earnings per share                                  $           1.47      $             1.32         $      1.09
                                                          ====================== ===================== ==================





13. GEOGRAPHIC AND CUSTOMER CONCENTRATION DATA

The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:


                                                                 2001                2000                 1999
                                                          -----------------------------------------------------

United States customers                                    $     36,742,001     $    35,215,373    $ 32,596,075
Foreign customers                                                 2,885,215           2,446,767       2,354,029
                                                          ------------------------------------------------------
                                                           $     39,627,216     $    37,662,140    $ 34,950,104
                                                          ======================================================



Sales to the U.S. Postal Service represented 63.1%, 70.9% and 74.3% of net sales in 2001, 2000, and 1999, respectively.

At December 31, 2001 and 2000, the Company had secured receivables from customers under time payment arrangements totaling $366,176 and $131,635, respectively. At December 31, 2001 and 2000, the Company had unsecured trade receivables from governmental agencies of $1,830,000 and $2,551,000, respectively, and from customers considered to be distributors of $598,000 and $374,000, respectively.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries. The Company generally does not require collateral for trade accounts receivable.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:


                                                                               2001
                                              -----------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                  MARCH 31          JUNE 30        SEPTEMBER 30       DECEMBER 31
                                              -----------------------------------------------------------------------
Net sales                                       $   8,116,568     $   9,825,943    $  11,375,429     $  10,309,276
                                              =======================================================================
Gross profit                                        2,412,343         2,791,217        3,098,955         3,263,420
                                              =======================================================================
Net income                                            656,837           883,905          652,492           867,127
                                              =======================================================================
Earnings per share - Basic                                .32               .43              .32               .42
                                              =======================================================================
Earnings per share - Diluted                              .32               .42              .31               .42
                                              =======================================================================

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
                                              =======================================================================


The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year end. In 2001, such adjustments resulted in increasing fourth quarter pretax income by $330,000 for inventory costs. In 2000, such adjustments resulted in increasing fourth quarter pretax income by $23,000 for inventory costs and $99,000 for pension costs, and decreasing pretax income by $76,000 for accounts receivable allowances. In 1999 such adjustments resulted in decreasing fourth quarter pretax income by $216,000 for inventory costs.

Also in the forth quarter of 2000, the Company reclassified certain costs that in the previous three quarters of 2000 had been reported as selling, administrative and general expenses to cost of sales. The reclassification, which had no impact on net income, was approximately $360,000.

15. RELATED PARTIES

The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $215,000, $152,000, and $218,000 of fabricated parts from Rollform of Jamestown, Inc. in 2001, 2000, and 1999, respectively, at prices that the Company believes are at arms length.

16. CONTINGENCIES

In December 1998, the Company was named as a defendant in a lawsuit titled "ROBERTA RAIPORT, ET AL. V. GOWANDA ELECTRONICS CORP. AND AMERICAN LOCKER GROUP, INC." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." The Company believes that its potential liability with respect to this site, if any, is not material. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a material adverse impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

On July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "DEC") advising the Company that it is a potentially responsible party with respect to environmental contamination at the site mentioned above located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The letter from the DEC states that a Remedial Investigation and Feasibility Study has been conducted at the site and a remediation plan selected. Based on information currently available, the Company believes that its potential liability with respect to current action by the DEC with regard to this site will not have a material adverse impact on the Company's operations or financial condition. Defense of this matter has been assumed by the Company's insurance carrier, subject to a reservation of rights.

16. CONTINGENCIES (CONTINUED)

In September 1998 and subsequent months, the Company was named as an additional defendant in 134 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of March 13, 2002, settlement agreements have been entered in 11 cases with funds authorized and provided by the Company's insurance carrier. Further, 52 cases originally filed in 1995, 1996, 1997 and 1998 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 13, 2002 is 71 cases originally filed against other defendants in 1999 through 2001. While the Company cannot predict what the ultimate resolution of these cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company's operations or financial condition.

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

                  (b)  Reports on Form 8-K filed in the fourth quarter of  2001.

                       (i)     None

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules


The financial statements together with the report of Ernst & Young LLP dated February 20, 2002, is included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 2001, 2000 and 1999:

         Valuation and Qualifying Accounts

SCHEDULE II
                       American Locker Group Incorporated

                        VALUATION AND QUALIFYING ACCOUNTS



                                                Balance at the   Charged to
                                                Beginning of     Costs and     Write-offs/         Balance at
Year              Description                     Period          Expense      Recoveries         End of Period
---------------------------------------------------------------------------------------------------------------
2001     Allowance for Doubtful Accounts        $324,000        $ 15,000       $(90,000)          $  249,000
2000     Allowance for Doubtful Accounts         222,000         138,000        (36,000)             324,000
1999     Allowance for Doubtful Accounts         216,000          12,000         (6,000)             222,000



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN LOCKER GROUP INCORPORATED


                               /S/EDWARD F. RUTTENBERG
                       --------------------------------------
                                  Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /S/WAYNE L. NELSON
                       --------------------------------------
                                  Wayne L. Nelson
                       Principal Accounting Officer and Assistant Secretary

                                 March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                          DATE
---------                                      -----                          ----

/s/Edward F. Ruttenberg              Chairman, Chief Executive Officer    March 21, 2002
------------------------------       and Director
Edward F. Ruttenberg

/s/Roy J. Glosser                    President, Chief Operating           March 21, 2002
------------------------------       Officer, Treasurer and Director
Roy J. Glosser

/s/Alan H. Finegold                  Director                             March 21, 2002
------------------------------
Alan H. Finegold

/s/Thomas Lynch, IV                  Director                             March 21, 2002
------------------------------
Thomas Lynch, IV

/s/James E. Ruttenberg               Director                             March 21, 2002
------------------------------
James E. Ruttenberg

/s/Jeffrey C. Swoveland              Director                             March 21, 2002
------------------------------
Jeffrey C. Swoveland

/s/Donald I. Dussing, Jr.            Director                             March 21, 2002
------------------------------
Donald I. Dussing, Jr.


                                             EXHIBIT INDEX

                                                                               PRIOR FILING OR SEQUENTIAL
EXHIBIT NO.                                                                    PAGE NO. HEREIN
-----------                                                                    ---------------------------

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

10.9                      Manufacturing Agreement dated as of October 1,       Exhibit to Form 10-K for year ended
                          2000 between American Locker Security Systems Inc.   December 31, 2000
                          and Signore, Inc.

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

10.28                     Form of Option Agreement under 1999 Stock            Exhibit to Form 10-K for year ended
                          Incentive Plan                                       December 31, 1999

10.29                     Promissory Note dated July 6, 2001 made by           Exhibit to Form 8-K filed July 12,
                          American Locker Group Incorporated in favor of       2001
                          Janie D'Addio





10.30                     Amendment Agreement dated as of July 5, 2001         Exhibit to Form 8-K filed July 12,
                          between American Locker Group Incorporated and       2001
                          Manufacturers and Traders Trust Company

10.31                     Deed of Trust Note dated as of July 5, 2001 made     Exhibit to Form 8-K filed July 12,
                          by ALTRECO, Incorporated in favor of M&T Real        2001
                          Estate, Inc.

22.1                      List of Subsidiaries                                 Page ____




Exhibit 22.1 List of Subsidiaries

The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:


                                                                                            Percentage of Voting
NAME                                                  JURISDICTION OF ORGANIZATION          SECURITIES OWNED
----                                                  ----------------------------          ---------------------
American Locker Security Systems, Inc.                Delaware                              100%
American Locker Company, Inc.                         Delaware                              100%
American Locker Company of Canada, Ltd.               Dominion of Canada                    100% (1)
Canadian Locker Company, Ltd.                         Dominion of Canada                    100% (2)
American Locker Security Systems International        Virgin Islands                        100% (1)
Security Manufacturing Corporation                    Delaware                              100%(1)
B.L.L. Corporation                                    Texas                                 100%(1)
ALTRECO, Incorporated                                 Delaware                              100%(1)

(1)      Owned by American Locker Security Systems, Inc.
(2)      Owned by American Locker Company of Canada, Ltd.

