Form 10-Q
period 2002-03-31
AMERICAN LOCKER GROUP INC
filed 2002-05-03
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
     OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO

Commission file number 0-439
                       -----

                       AMERICAN LOCKER GROUP INCORPORATED
       -----------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

      DELAWARE                                             16-0338330
-------------------------------             ------------------------------------
(State of other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                      608 ALLEN STREET, JAMESTOWN, NY 14701
       -----------------------------------------------------------------
                    (Address of principal executive offices)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: April 24, 2002.

                    Common Stock $1.00 par value - 1,988,046

Transitional Small Business Disclosure (check one) Yes        No   X
                                                       ----       ----

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                March 31,                December 31,
                                                                                  2002                       2001
                                                                                  ----                       ----
ASSETS
     Current assets:
          Cash and cash equivalents                                           $   4,133,649            $  4,579,034
          Accounts and notes receivable, less allowance
             for doubtful accounts of $250,000 in 2002
             and $249,000 in 2001                                                 4,732,384               5,042,685
          Inventories                                                             7,314,458               6,813,511
          Prepaid expenses                                                          150,437                 125,805
          Prepaid income taxes                                                       46,612                       -
          Deferred income taxes                                                     570,731                 570,731
                                                                              --------------           -------------
     Total current assets                                                        16,948,271              17,131,766

     Property, plant and equipment:
          Land                                                                      500,500                 500,500
          Buildings                                                               3,446,190               3,441,616
          Machinery and equipment                                                11,844,617              11,771,099
                                                                              --------------           -------------
                                                                                 15,791,307              15,713,215
     Less allowance for depreciation                                            (10,097,563)             (9,879,825)
                                                                              --------------           -------------
                                                                                  5,693,744               5,833,390

     Goodwill                                                                     6,405,204               6,405,204
     Deferred income taxes                                                                -                  73,393
     Other assets                                                                   362,500                 291,667
                                                                              --------------           -------------

     Total assets                                                             $  29,409,719            $ 29,735,420
                                                                              ==============           =============



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                                March 31,                 December 31,
                                                                                   2002                       2001
                                                                                   ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                       $    1,602,320              $   1,348,396
       Commissions, salaries, wages and taxes thereon                                192,122                    555,326
       Other accrued expenses                                                        885,980                    895,274
       Federal, state and foreign income taxes payable                                     -                    393,781
       Current portion of long-term debt                                           1,630,000                  1,630,000
                                                                              ---------------             --------------
Total current liabilities                                                          4,310,422                  4,822,777

Long-term liabilities:
       Long-term debt                                                              9,598,719                  9,948,687
       Pension, benefits and other long-term liabilities                             118,230                    410,080
       Deferred income taxes                                                          54,379                          -
                                                                              ---------------             --------------
                                                                                   9,771,328                 10,358,767
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued shares - 2,504,526 in 2002 and 2001,
            Outstanding shares - 2,043,046 in 2002 and 2001                        2,504,526                  2,504,526
       Other capital                                                                 496,708                    496,708
       Retained earnings                                                          16,387,159                 15,610,362
       Treasury stock at cost (461,480 shares
          in 2002 and 2001)                                                       (3,816,533)                (3,816,533)
       Accumulated other comprehensive income                                       (243,891)                  (241,187)
                                                                              ---------------             --------------
Total stockholders' equity                                                        15,327,969                 14,553,876
                                                                              ---------------             --------------
Total liabilities and stockholders' equity                                    $   29,409,719              $  29,735,420
                                                                              ===============             ==============

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                       Three Months Ended March 31,
                                                                          2002              2001
                                                                          ----              ----

Net sales                                                              $  9,254,050      $  8,116,568
Cost of products sold                                                     6,395,937         5,704,225
                                                                       -------------     -------------
                                                                          2,858,113         2,412,343
Selling, administrative and general expenses                              1,491,389         1,447,968
                                                                       -------------     -------------
                                                                          1,366,724           964,375

Interest income                                                              24,152            56,009
Other (expense) income--net                                                  62,994            78,403
Interest expense                                                           (180,335)          (15,505)
                                                                       -------------     -------------
Income before income taxes                                                1,273,535         1,083,282
Income taxes                                                                496,738           426,445
                                                                       -------------     -------------
Net income                                                             $    776,797      $    656,837
                                                                       =============     =============


Earnings per share of common stock:
  Basic                                                                $        .38      $       0.32
                                                                       =============     =============
  Diluted                                                              $        .37      $       0.32
                                                                       =============     =============
Dividends per share of common stock:                                   $       0.00      $       0.00
                                                                       =============     =============




See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                             Three Months Ended March 31,
                                                                               2002              2001
                                                                               ----              ----
OPERATING ACTIVITIES
Net income                                                               $  776,797          $    656,837
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                       246,905               170,931
        Deferred taxes                                                      127,772                     -
        Change in assets and liabilities:
           Accounts and notes receivable                                     310,301              566,041
           Inventories                                                      (500,947)          (1,722,326)
           Prepaid expenses                                                  (24,632)            (130,367)
           Accounts payable and accrued expenses                             (63,590)            (124,221)
           Pension and other benefits                                       (346,834)             (68,658)
           Income taxes                                                     (440,393)            (458,825)
                                                                         ------------        -------------
Net cash provided by operating activities                                     85,379           (1,110,588)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (78,092)            (260,422)
Payment for other assets                                                    (100,000)                   -
                                                                         ------------        -------------
Net cash used in investing activities                                       (178,092)            (260,422)

FINANCING ACTIVITIES
Debt repayment                                                              (349,968)             (50,001)
Common stock purchased and retired                                                 -                 (587)
                                                                         ------------        -------------
Net cash used in financing activities                                       (349,968)             (50,588)
Effect of exchange rate changes on cash                                       (2,704)             (41,573)
                                                                         ------------        -------------
Net decrease in cash                                                        (445,385)          (1,463,171)
Cash and cash equivalents at beginning of period                           4,579,034            3,696,359
                                                                         ------------        -------------
Cash and cash equivalents at end of period                               $ 4,133,649         $  2,233,188
                                                                         ============        =============

Supplemental cash flow information: Cash paid during the period for:
        Interest                                                         $   181,785         $     15,505
                                                                         ============        =============
        Income taxes                                                     $   809,359         $    831,000
                                                                         ============        =============

See accompanying notes.



Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2. On July 6, 2001, the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) a privately held Texas corporation, and related real estate for approximately $12,100,000 net of cash received. The purchase was financed with long-term debt of approximately $11,900,000. Goodwill of approximately $6,400,000 has been recorded in connection with the acquisition. See the Company's Report on Form 8-K dated July 12, 2001, Report on Form 8-K/A filed September 5, 2001, and Form 10-K for the year ended December 31, 2001 for more information regarding this acquisition. The operating results of SMC have been included in the accompanying consolidated statements of income for the three months ended March 31, 2002 and the assets and liabilities of SMC are included in the accompanying consolidated balance sheet at March 31, 2002 and December 31, 2001.

3. Provision for income taxes is based upon the estimated annual effective tax rate.

4. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,043,046 (2,062,474 in 2001) and 2,085,169 (2,078,179 in
     2001) respectively for the three-month period ending March 31, 2002.

5. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.


                                                                     March 31,              December 31,
                                                                      2002                       2001
                                                                     ------------------------------------

              Raw materials                                          $   2,706,121        $    2,898,908
              Work-in-process                                            2,220,443             2,373,549
              Finished goods                                             2,809,721             1,962,881
                                                                     ------------------------------------
                                                                         7,736,285             7,235,338
               Less allowance to reduce to LIFO basis                     (421,827)             (421,827)
                                                                     ------------------------------------
                                                                     $      7,314,458        $ 6,813,511
                                                                     ====================================


6. Total comprehensive income consisting of net income and foreign currency translation adjustment was $774,093 and $615,264 for the three months ended March 31, 2002 and March 31, 2001 respectively.

7. The Company adopted the goodwill impairment test provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. During 2001, the Company adopted the provision of SFAS No. 142 which prohibited the amortization of goodwill associated with acquisitions made after June 30, 2001, in connection with its acquisition of SMC on July 6, 2001. Under SFAS No. 142, goodwill is reviewed for impairment at least annually at the reporting unit level. In accordance with SFAS No. 142, the Company performed the required transitional goodwill impairment test, which was based on cash flow and earnings projections, during the first quarter of 2002 and concluded that no impairment charge was required.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations


FIRST THREE MONTHS 2002 VERSUS FIRST THREE MONTHS 2001

Sales for the first three months of 2002 of $9,254,000 increased $1,137,000 or 14% compared to sales of $8,117,000 during the same period in 2001. Plastic locker sales to the United States Postal Service (USPS) totaled $5,287,000 in 2002 compared to $5,616,000 during 2001. Plastic Cluster Box Units (CBUs) sales were $5,082,000 in 2002 compared to $5,281,000 during 2001. The decrease in sales of Plastic CBUs of $199,000 from 2001 to 2002 is the result of product mix as a lower priced CBU was introduced in mid 2001, and price reductions of 3% to 5% that became effective in April 2001 on existing CBU models. The number of CBUs shipped in the first quarter of 2002 was consistent with 2001 levels. Sales of Outdoor Parcel Lockers (OPLs) were $204,000 in 2002 compared to $335,000 in 2001, as a result of lower purchase levels by the USPS. Sales of metal, mechanical and electronic lockers, which include the Company's luggage cart business, were $3,967,000 for the first three months of 2002 compared to $2,501,000 in 2001. This $1,466,000 increase consists of additional sales of $1,721,000 made by the Company's new subsidiary, Security Manufacturing
Corporation (SMC), offset by a decrease from other products and services including the luggage cart business at the Detroit Metropolitan Airport. The decrease is the result of lower demand across various markets.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. The USPS decision to discontinue the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs) in 1999 has also had a positive impact on the CBU market. The CBU is the modernization of the NDCBU and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company's share of the CBU market has increased during 2001 and 2002, in part due to its acquisition of SMC, one of its prior competitors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Consolidated cost of sales as a percentage of sales was 69.1% in 2002 compared to 70.3% in 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, administrative and general expenses were $1,491,000 during the first quarter of 2002, an increase of 3% or $43,000 from $1,448,000 in 2001. This increase is due primarily to SMC expenses of $344,000 offset by a one time reduction of $319,000 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. This one time reduction increased first quarter 2002 basic and diluted earnings per share by $.09. Selling, administrative and general expenses were 16% and 17% of first quarter sales in 2002 and 2001, respectively.

Interest expense for 2002 was $180,000 compared to $16,000 for 2001. The increase resulted from the Company's increased debt to finance the acquisition of SMC in July 2001.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.93 to 1 at March 31, 2002 and 3.55 to 1 at December 31, 2001. Working capital, the excess of current assets over current liabilities, was $12,638,000 at March 31, 2002, an increase of $329,000 over $12,309,000 at December 31, 2001. Cash provided by operating activities was $85,000 during the first three months of 2002, compared to cash used in operating activities of $1,111,000 during the first three months of 2001. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that cash generated from operations in 2002 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at March 31, 2002.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. During 2001, the Company adopted the provision of SFAS No. 142 which prohibited the amortization of goodwill associated with acquisitions made after June 30, 2001, in connection with its acquisition of SMC on July 6, 2001. Under SFAS No. 142, goodwill is reviewed for impairment at least annually at the reporting unit level. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by June 30, 2002 and does not anticipate recognizing an impairment loss.

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. There was no impact upon adoption of SFAS No. 144.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        (a)    Exhibits.  None.

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

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



















Date:  May 3, 2002
      --------------------