Form 10-Q
period 2002-06-30
AMERICAN LOCKER GROUP INC
filed 2002-08-02
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR
( )  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM      TO
                            ----

Commission file number 0-439
                       -----

                       AMERICAN LOCKER GROUP INCORPORATED
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

             DELAWARE                                  16-0338330
--------------------------------           ----------------------
(State of other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                      608 ALLEN STREET, JAMESTOWN, NY 14701
                      -------------------------------------
                    (Address of principal executive offices)

                                 (716) 664-9600
                                 --------------
              (Registrant's telephone number, including area code)

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
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: July 25, 2002.

                    Common Stock $1.00 par value - 1,992,146
Transitional Small Business Disclosure (check one) Yes      No  X
                                                       ---     ---

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets





                                                                                JUNE 30,                 December 31,
                                                                                  2002                       2001
                                                                                  ----                       ----
ASSETS
     Current assets:
          Cash and cash equivalents                                             $ 4,622,250               $ 4,579,034
          Accounts and notes receivable, less allowance
             for doubtful accounts of $255,000 in 2002
             and $249,000 in 2001                                                 5,314,499                 5,042,685
          Inventories                                                             6,204,507                 6,813,511
          Prepaid expenses                                                          204,818                   125,805
          Prepaid income taxes                                                      173,489                         -
          Deferred income taxes                                                     570,731                   570,731
                                                                             --------------             -------------
     Total current assets                                                        17,090,294                17,131,766

     Property, plant and equipment:
          Land                                                                      500,500                   500,500
          Buildings                                                               3,447,899                 3,441,616
          Machinery and equipment                                                11,925,990                11,771,099
                                                                             --------------            --------------
                                                                                 15,874,389                15,713,215
     Less allowance for depreciation                                            (10,378,814)               (9,879,825)
                                                                             --------------            --------------
                                                                                  5,495,575                 5,833,390

     Goodwill                                                                     6,155,204                 6,405,204
     Deferred income taxes                                                                -                    73,393
     Other assets                                                                   233,333                   291,667
                                                                             --------------            --------------

     Total assets                                                               $28,974,406               $29,735,420
                                                                             ==============            ==============



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets





                                                                                JUNE 30,                 December 31,
                                                                                  2002                       2001
                                                                                  ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
       Accounts payable                                                         $ 1,481,341                 $ 1,348,396
       Commissions, salaries, wages and taxes thereon                               235,191                     555,326
       Other accrued expenses                                                       615,298                     895,274
       Federal, state and foreign income taxes payable                                    -                     393,781
       Current portion of long-term debt                                          1,630,000                   1,630,000
                                                                            ---------------             ---------------
Total current liabilities                                                         3,961,830                   4,822,777

Long-term liabilities:
       Long-term debt                                                             9,274,459                   9,948,687
       Pension and other benefits                                                   118,230                     410,080
       Deferred income taxes                                                         54,379                           -
                                                                            ---------------             ---------------
                                                                                  9,447,068                  10,358,767

Total liabilities                                                                13,408,898                  15,181,544

Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued  shares - 2,508,626  in 2002,  2,504,526  in 2001
           Outstanding shares - 1,992,146 in 2002,
            2,043,046 in 2001                                                     2,508,626                   2,504,526
       Other capital                                                                446,011                     496,708
       Retained earnings                                                         17,234,360                  15,610,362
       Treasury stock at cost (516,480 shares in 2002,
          461,480 in 2001)                                                       (4,421,533)                 (3,816,533)
       Accumulated other comprehensive loss                                        (201,956)                   (241,187)
                                                                            ---------------             ---------------
Total stockholders' equity                                                       15,565,508                  14,553,876
                                                                            ---------------             ---------------
Total liabilities and stockholders' equity                                     $ 28,974,406                $ 29,735,420
                                                                            ===============             ===============

See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2002                         2001
                                                                                  ----                         ----

Net sales                                                                       $20,262,885                 $17,942,511
Cost of products sold                                                            13,972,004                  12,738,951
                                                                             --------------              --------------
                                                                                  6,290,881                   5,203,560
Selling, administrative and general expenses                                      3,457,183                   2,918,896
                                                                             --------------              --------------
                                                                                  2,833,698                   2,284,664

Interest income                                                                      42,797                      88,126
Other (expense) income--net                                                         132,125                     185,967
Interest expense                                                                   (353,162)                    (28,837)
                                                                             --------------              --------------
Income before income taxes                                                        2,655,458                   2,529,920
Income taxes                                                                      1,031,460                     989,178
                                                                             --------------              --------------
Net Income                                                                      $ 1,623,998                 $ 1,540,742
                                                                             ==============              ==============


Earnings per share of common stock:
  Basic                                                                               $0.80                       $0.75
                                                                             ==============              ==============
  Diluted                                                                             $0.79                       $0.74
                                                                             ==============              ==============
Dividends per share of common stock:                                                  $0.00                       $0.00
                                                                             ==============              ==============




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                  2002                              2001
                                                                                  ----                              ----
Net sales                                                                       $11,008,835                      $9,825,943
Cost of products sold                                                             7,576,067                       7,034,726
                                                                            ---------------                 ---------------
                                                                                  3,432,768                       2,791,217
Selling, administrative and general expenses                                      1,965,794                       1,470,928
                                                                            ---------------                 ---------------
                                                                                  1,466,974                       1,320,289

Interest income                                                                      18,645                          32,117
Other (expense) income--net                                                          69,131                         107,564
Interest expense                                                                   (172,827)                       (13,332)
                                                                            ---------------                 ---------------
Income before income taxes                                                        1,381,923                       1,446,638
Income taxes                                                                        534,722                         562,733
                                                                            ---------------                 ---------------
Net Income                                                                         $847,201                        $883,905
                                                                            ===============                 ===============


Earnings per share of common stock:
  Basic                                                                               $0.42                           $0.43
                                                                            ===============                 ===============
  Diluted                                                                             $0.42                           $0.42
                                                                            ===============                 ===============
Dividends per share of common stock:                                                  $0.00                           $0.00
                                                                            ===============                 ===============




See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2002                       2001
                                                                                  ----                       ----
OPERATING ACTIVITIES
Net income                                                                      $1,623,998                 $1,540,742
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                              539,055                    358,905
        Deferred income taxes                                                      127,772                         -
        Change in assets and liabilities:
           Accounts and notes receivable                                          (271,814)                   206,579
           Inventories                                                             609,004                   (727,038)
           Prepaid expenses                                                        (79,013)                  (186,889)
           Accounts payable and accrued expenses                                  (217,166)                  (402,176)
           Long-term pension and other benefits                                   (291,850)                   (41,269)
           Income taxes                                                           (507,270)                  (199,395)
                                                                            ---------------            ---------------
Net cash provided by operating activities                                        1,532,716                    549,459

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                         (131,137)                  (580,233)
                                                                            ---------------            ---------------
Net cash used in investing activities                                             (131,137)                  (580,233)


FINANCING ACTIVITIES
Debt repayment                                                                    (674,228)                  (100,002)
Common stock purchased for treasury                                               (605,000)                   (98,930)
Common stock purchased and retired                                                (148,785)                    (4,147)
Proceeds from common stock issued                                                   42,188                          -
                                                                            ---------------            ---------------
New cash used in financing activities                                           (1,385,825)                  (203,079)
Effect of exchange rate changes on cash                                              27,462                   (12,855)
                                                                            ---------------           ----------------
Net increase (decrease) in cash                                                      43,216                  (246,708)
Cash and cash equivalents at beginning of period                                  4,579,034                  3,696,359
                                                                            ---------------           ----------------
Cash and cash equivalents at end of period                                       $4,622,250                 $3,449,651
                                                                            ================          ================

See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the Company's consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2. On July 6, 2001, the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) a privately held Texas corporation, and related real estate for approximately $12,100,000 net of cash received. The purchase was financed with long-term debt of approximately $11,900,000. Goodwill of approximately $6,400,000 was initially recorded in connection with the acquisition, during the second quarter of 2002, the parties agreed to a price adjustment resulting in a $250,000 reduction of the purchase price. This adjustment resulted in a decrease of $250,000 to the goodwill balance. See the Company's Report on Form 8-K dated July 12, 2001, Report on Form 8-K/A filed September 5, 2001, and Form 10-K for the year ended December 31, 2001 for more information regarding this acquisition. The operating results of SMC have been included in the accompanying consolidated statements of income for the three and six month periods ended June 30, 2002 and the assets and liabilities of SMC are included in the accompanying consolidated balance sheet at June 30, 2002 and December 31, 2001.

3. Provision for income taxes is based upon the estimated annual effective tax rate.

4. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 2,019,822 (2,058,977 in 2001) and 2,059,694 (2,081,272 in
     2001) respectively for the six month period ending June 30, 2002.

5. During the quarter ended June 30, 2002, the Company paid $605,000 to purchase 55,000 shares of the Company's common stock from the estate of its former chairman and chief executive officer. These shares are recorded as treasury stock at June 30, 2002. Additionally, during the second quarter of 2002, the Company's President and Chief Operating Officer exercised stock options covering 15,000 shares of common stock, and subsequent to the stock option exercise, the Company purchased and retired 10,900 of these shares for $148,785.

6. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.



                                       JUNE 30,         December 31,
                                         2002               2001
                                         ----               ----
              Raw materials           $2,473,884        $2,898,908
              Work-in-process          1,889,222         2,373,549
              Finished goods           2,263,228         1,962,881
                                      ----------        ----------
                                      $6,626,334        $7,235,338
              Less allowance to
               reduce carrying
               value to LIFO
               basis                   (421,827)         (421,827)
                                      ----------        ----------
                                      $6,204,507        $6,813,511
                                      ==========        ==========



7. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,663,229 and $1,527,887 for the six months ended June 30, 2002 and June 30, 2001 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

FIRST SIX MONTHS 2002 VS FIRST SIX MONTHS 2001

Sales for the first six months of 2002 of $20,263,000 increased $2,320,000 or 13% compared to sales of $17,943,000 during the same period in 2001. Plastic locker sales to the United States Postal Service (USPS) totaled $11,652,000 during the first six months of 2002 compared to $11,940,000 during the same period of 2001. Plastic Cluster Box Units (CBUs) sales were $11,196,000 in 2002 compared to $11,263,000 during the first half of 2001. The decrease in sales of Plastic CBUs is the result of product mix as a lower priced Plastic CBU was introduced in mid 2001, and price reductions of 3% to 5% that became effective in April 2001 on existing Plastic CBU models. The price reductions were offset by modest increases in the number of Plastic CBUs shipped in the first six months of 2002 versus 2001. Sales of Outdoor Parcel Lockers (OPLs) were $456,000 in the first six months of 2002 compared to $677,000 in 2001. The decrease in OPLs is the result of more USPS spending on Plastic CBUs. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $8,611,000 for the first six months of 2002 compared to $6,002,000 for the first six months of 2001. This increase of $2,609,000 or 44% consists of sales of $3,831,000 made by the Company's new subsidiary, Security Manufacturing Corporation (SMC), offset by a decrease from other products and services most notably the luggage cart business at the Detroit Metropolitan Airport, where sales decreased due to reduced air passenger volume and a decline in locker sales to amusement parks as a result of current economic conditions.

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

Cost of products sold as a percentage of sales was 69.0% during the first six months of 2002 compared to 71.0% in the first six months of 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, general and administrative costs for the first six months of 2002 increased $538,000 over the same period in 2001. This increase is due primarily to SMC expenses of $804,000 offset by a one time reduction of $319,000 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in March of 2002 of the only current beneficiary under the Plan. This one time reduction, which was recorded in the first quarter of 2002, increased basic and diluted earnings per share by $.09 for the six months ended June 30, 2002. This item had no impact on basic and diluted earnings per share for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of sales were 17.1% in 2002 compared to 16.3% in 2001.

Interest expense was $353,000 in 2002 compared to $29,000 in 2001. The increase resulted form the Company's increased debt to finance the acquisition of SMC in July 2001.

SECOND QUARTER 2002 VS SECOND QUARTER 2001

Second quarter sales were $11,009,000 in 2002, an increase of $1,183,000 from the same period in 2001. The increase consisted of sales of $2,110,000 made by SMC in 2002, this was offset by a reduction in sales of metal, mechanical and electronic lockers, due to lower demand and volume across various markets including the luggage cart business at Detroit Metropolitan Airport. Plastic locker sales, consisting of CBUs and OPLs were $6,365,000 in 2002 versus $6,324,000 in 2001.

Cost of products sold as a percentage of sales was 68.8% during the second quarter of 2002, compared to 71.6% during the second quarter of 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, administrative and general expenses were 17.8% of net sales during the second quarter of 2002 compared to 15.0% in the second quarter of 2001, as a result of the additional SMC expenses.

Interest expense in the second quarter of 2002 of $173,000 increased from $13,000 in the second quarter of 2000 due to the Company's increased debt to finance the acquisition of SMC in July 2001.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in its current ratio and its working capital. The current ratio, the ratio of current assets to current liabilities, was 4.31 to 1 at June 30, 2002 and 3.55 to 1 at December 31, 2001, respectively. Working capital, the excess of current assets over current liabilities, was $13,128,000 at June 30, 2002, an increase of $819,000 over $12,309,000 at
December 31, 2001. Cash provided by operating activities was $1,533,000 during the first six months of 2002, compared to $549,000 provided by operating activities for the same period in 2001. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that cash on hand and cash generated from operations in 2002 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs. No amount is outstanding under the line of credit at June 30, 2002.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. During 2001, the Company adopted the provision of SFAS No. 142 which prohibited the amortization of goodwill associated with acquisitions made after June 30, 2001, in connection with its acquisition of SMC on July 6, 2001. Under SFAS No. 142, goodwill is reviewed for impairment at least annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed its transitional goodwill impairment test effective January 1, 2002 and no impairment loss was necessary.

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









PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2002, the Company was named as a defendant in a lawsuit titled "ALFRED TODAK AND STEPHANIE TODAK V. ALLEN-BRADLEY COMPANY, ET AL" filed in King County Superior Court, King County, Washington. The plaintiffs assert that the Company, together with multiple additional named and unnamed defendants, manufactured and sold products containing asbestos exposure to which has resulted in injury to the plaintiffs. The plaintiffs are seeking unspecified economic damages. Defense of the case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1 Amendment dated as of May 20, 2002 to Employment  Agreement dated November
     18,  1999  between  American  Locker  Group   Incorporated  and  Edward  F.
     Ruttenberg.

10.2 Second  Amendment  dated as of May 20, 2002 to Employment
     Agreement   dated   November  18,  1999  between   American   Locker  Group
     Incorporated and Roy J. Glosser

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

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



                                       AMERICAN LOCKER GROUP INCORPORATED
                                                   (Registrant)


                                       /s/Edward F. Ruttenberg
                                       ---------------------------------------
                                       Edward F. Ruttenberg
                                       Chairman and Chief Executive Officer













Date:       August 1, 2002

                                      Index


Exhibit No.

10.3 Amendment dated as of May 20, 2002 to Employment  Agreement dated November
     18,  1999  between  American  Locker  Group   Incorporated  and  Edward  F.
     Ruttenberg.

10.4 Second Amendment dated as of May 20, 2002 to Employment Agreement dated November 18, 1999 between American Locker Group Incorporated and Roy J. Glosser

------------------