Form 10-Q/A
period 2002-08-05
AMERICAN LOCKER GROUP INC
filed 2002-08-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
         OR
( )  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM     TO
                            ---

Commission file number 0-439
                       -----

                       AMERICAN LOCKER GROUP INCORPORATED
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

                DELAWARE                                      16-0338330
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification
 or organization                                                Number)


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

                    Common Stock $1.00 par value - 1,992,146
Transitional Small Business Disclosure (check one) Yes      No  X
                                                       ---     ---

                                EXPLANATORY NOTE

     This  Amendment  No. 1 to the  Quarterly  Report on Form 10-Q/A  amends the
Quarterly Report on Form 10-Q of American Locker Group Incorporated (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on August 2, 2002, to include the certification of the Chief Executive Officer and Principal Accounting Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



               American Locker Group Incorporated and Subsidiaries
                           Consolidated Balance Sheets

                                                                                JUNE 30,                 December 31,
                                                                                  2002                       2001
                                                                                  ----                       ----
ASSETS
     Current assets:
          Cash and cash equivalents                                            $ 4,622,250               $ 4,579,034
          Accounts and notes receivable, less allowance
             for doubtful accounts of $255,000 in 2002
                  and $249,000 in 2001                                           5,314,499                 5,042,685
          Inventories                                                            6,204,507                 6,813,511
          Prepaid expenses                                                         204,818                   125,805
          Prepaid income taxes                                                     173,489                         -
          Deferred income taxes                                                    570,731                   570,731
                                                                           ---------------            --------------
     Total current assets                                                       17,090,294                17,131,766

     Property, plant and equipment:
          Land                                                                     500,500                   500,500
              Buildings                                                          3,447,899                 3,441,616

          Machinery and equipment                                               11,925,990                11,771,099
                                                                           ---------------           ---------------
                                                                                15,874,389                15,713,215
     Less allowance for depreciation                                           (10,378,814)               (9,879,825)
                                                                           ---------------           ---------------

                                                                                 5,495,575                 5,833,390


     Goodwill                                                                    6,155,204                 6,405,204
     Deferred income taxes                                                               -                    73,393
     Other assets                                                                  233,333                   291,667
                                                                           ---------------           ---------------

     Total assets                                                              $28,974,406              $ 29,735,420
                                                                           ===============           ===============





               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                                JUNE 30,                 December 31,
                                                                                  2002                       2001
                                                                                  ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $ 1,481,341              $  1,348,396
    Commissions, salaries, wages and taxes thereon                                 235,191                   555,326
    Other accrued expenses                                                         615,298                   895,274
    Federal, state and foreign income taxes payable                                      -                   393,781
    Current portion of long-term debt                                            1,630,000                 1,630,000
                                                                           ---------------           ---------------
Total current liabilities                                                        3,961,830                 4,822,777

Long-term liabilities:
    Long-term debt                                                               9,274,459                 9,948,687
    Pension and other benefits                                                     118,230                   410,080
    Deferred income taxes                                                           54,379                         -
                                                                            --------------           ---------------
                                                                                 9,447,068                10,358,767

Total liabilities                                                               13,408,898                15,181,544

Stockholders' equity:
    Common stock, $1 par value:
      Authorized shares - 4,000,000
        Issued  shares - 2,508,626  in 2002,  2,504,526  in 2001
        Outstanding shares - 1,992,146 in 2002,
         2,043,046 in 2001                                                       2,508,626                  2,504,526
    Other capital                                                                  446,011                    496,708
    Retained earnings                                                           17,234,360                 15,610,362
    Treasury stock at cost (516,480 shares in 2002,
       461,480 in 2001)                                                         (4,421,533)                (3,816,533)
    Accumulated other comprehensive loss                                          (201,956)                  (241,187)
                                                                            ---------------           ---------------
Total stockholders' equity                                                       15,565,508                14,553,876
                                                                            ---------------           ---------------
Total liabilities and stockholders' equity                                     $ 28,974,406             $  29,735,420
                                                                            ===============           ===============

See accompanying notes.






               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                  2002                       2001
                                                                                  ----                       ----

Net sales                                                                      $ 20,262,885             $  17,942,511
Cost of products sold                                                            13,972,004                12,738,951
                                                                            ---------------           ---------------
                                                                                  6,290,881                 5,203,560
Selling, administrative and general expenses                                      3,457,183                 2,918,896
                                                                            ---------------           ---------------
                                                                                  2,833,698                 2,284,664

Interest income                                                                      42,797                    88,126
Other (expense) income--net                                                         132,125                   185,967
Interest expense                                                                   (353,162)                  (28,837)
                                                                            ---------------           ---------------
Income before income taxes                                                        2,655,458                 2,529,920
Income taxes                                                                      1,031,460                   989,178
                                                                            ---------------           ---------------
Net Income                                                                     $  1,623,998             $   1,540,742
                                                                            ---------------           ---------------


Earnings per share of common stock:
  Basic                                                                               $0.80                     $0.75
                                                                            ===============           ===============
  Diluted                                                                             $0.79                     $0.74
                                                                            ================          ===============
Dividends per share of common stock:                                                  $0.00                     $0.00
                                                                            ================          ===============




See accompanying notes.







               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                  2002                       2001
                                                                                  ----                       ----

Net sales                                                                      $ 11,008,835             $    9,825,943
Cost of products sold                                                             7,576,067                  7,034,726
                                                                            ---------------           ----------------
                                                                                  3,432,768                  2,791,217
Selling, administrative and general expenses                                      1,965,794                  1,470,928
                                                                            ---------------           ----------------
                                                                                  1,466,974                  1,320,289

Interest income                                                                      18,645                     32,117
Other (expense) income--net                                                          69,131                    107,564
Interest expense                                                                   (172,827)                   (13,332)
                                                                             --------------           ----------------
Income before income taxes                                                        1,381,923                  1,446,638
Income taxes                                                                        534,722                    562,733
                                                                             --------------           ----------------
Net Income                                                                         $847,201                   $883,905
                                                                            ===============           ================


Earnings per share of common stock:
  Basic                                                                               $0.42                      $0.43
                                                                            ===============           ================
  Diluted                                                                             $0.42                      $0.42
                                                                            ===============           ================
Dividends per share of common stock:                                                  $0.00                      $0.00
                                                                            ===============           ================




See accompanying notes.







               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                  2002                       2001
                                                                                  ----                       ----
OPERATING ACTIVITIES
Net income                                                                     $  1,623,998             $    1,540,742
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                               539,055                    358,905
        Deferred income taxes                                                       127,772                          -
        Change in assets and liabilities:
           Accounts and notes receivable                                           (271,814)                   206,579
           Inventories                                                              609,004                   (727,038)
           Prepaid expenses                                                         (79,013)                  (186,889)
           Accounts payable and accrued expenses                                   (217,166)                  (402,176)
           Long-term pension and other benefits                                    (291,850)                   (41,269)
           Income taxes                                                            (507,270)                  (199,395)
                                                                              -------------            ---------------
Net cash provided by operating activities                                         1,532,716                    549,459

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                          (131,137)                  (580,233)
                                                                              -------------            ---------------
Net cash used in investing activities                                              (131,137)                  (580,233)


FINANCING ACTIVITIES
Debt repayment                                                                     (674,228)                  (100,002)
Common stock purchased for treasury                                                (605,000)                   (98,930)
Common stock purchased and retired                                                 (148,785)                    (4,147)
Proceeds from common stock issued                                                    42,188                          -
                                                                             --------------           ----------------
New cash used in financing activities                                            (1,385,825)                  (203,079)
Effect of exchange rate changes on cash                                              27,462                    (12,855)
                                                                             --------------           ----------------
Net increase (decrease) in cash                                                      43,216                   (246,708)
Cash and cash equivalents at beginning of period                                  4,579,034                  3,696,359
                                                                             --------------           ----------------

Cash and cash equivalents at end of period                                       $4,622,250                 $3,449,651
                                                                             ==============           ================

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



                                               -------          -----------
                                               JUNE 30,         December 31,
                                                 2002               2001

                Raw materials                $2,473,884         $2,898,908
                Work-in-process               1,889,222          2,373,549
                Finished goods                2,263,228          1,962,881
                                            -----------        -----------
                                             $6,626,334         $7,235,338
                Less allowance to
                 reduce carrying
                 value to LIFO
                 basis                         (421,827)          (421,827)
                                            -----------        -----------
                                             $6,204,507         $6,813,511
                                            ===========        ===========


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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 Amendment dated as of May 20, 2002 to Employment Agreement dated November 18, 1999 between American Locker Group Incorporated and Edward F. Ruttenberg

10.2 Second Amendment dated as of May 20, 2002 to Employment Agreement dated November 18, 1999 between American Locker Group Incorporated and Roy J. Glosser

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2      Certification  of Principal  Accounting  Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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



                                       AMERICAN LOCKER GROUP INCORPORATED
                                                  (Registrant)



                                         /S/EDWARD F. RUTTENBERG
                                         --------------------------------------
                                         Edward F. Ruttenberg
                                         Chairman and Chief Executive Officer


Date:    August 12, 2002

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -----------

    10.1 Amendment dated as of May 20, 2002 to Employment Agreement dated November 18, 1999 between American Locker Group Incorporated and Edward F. Ruttenberg

    10.2 Second Amendment dated as of May 20, 2002 to Employment Agreement dated November 18, 1999 between American Locker Group Incorporated and Roy J. Glosser

    99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2     Certification of Principal Accounting Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                   EXHIBIT 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q/A for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                       /S/EDWARD F. RUTTENBERG
                                       ----------------------------------------
                                       Edward F. Ruttenberg
                                       Chairman and Chief Executive Officer


Dated:  August 12, 2002

                                                                   EXHIBIT 99.2

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q/A for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                       /S/WAYNE L. NELSON
                                       -----------------------------------
                                       Wayne L. Nelson
                                       Principal Accounting Officer
                                       and Assistant Secretary


Dated:  August 12, 2002