Form 10-Q
period 2002-11-07
AMERICAN LOCKER GROUP INC
filed 2002-11-08
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
        OR

( )  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
       TRANSITION PERIOD FROM TO ---------


Commission file number  0-439
                       ------
                       American Locker Group Incorporated
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

            Delaware                                  16-0338330
------------------------------                  ----------------------
(State of other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

                         608 ALLEN STREET, JAMESTOWN, NY
                         -------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: October 28, 2002.

                    Common Stock $1.00 par value - 1,884,146

Part I - Financial Information

Item 1 - Financial Statements


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                       SEPTEMBER 30,             December 31,
                                                           2002                     2001
                                                           ----                     ----
ASSETS
  Current assets:
    Cash and cash equivalents                          $4,296,089                $4,579,034
    Accounts and notes receivable, less allowance
     for doubtful accounts of $241,000 in 2002
     and $249,000 in 2001                               4,926,450                 5,042,685
    Inventories                                         6,691,191                 6,813,511
    Prepaid expenses                                      197,716                   125,805
    Prepaid income taxes                                  172,380                         -
    Deferred income taxes                                 570,731                   570,731
                                                    -------------             -------------
  Total current assets                                 16,854,557                17,131,766

  Property, plant and equipment:
    Land                                                  500,500                   500,500
    Buildings                                           3,446,541                 3,441,616
    Machinery and equipment                            11,953,546                11,771,099
                                                    -------------             -------------
                                                       15,900,587                15,713,215
  Less allowance for depreciation                     (10,535,441)               (9,879,825)
                                                    -------------             -------------
                                                        5,365,146                 5,833,390

  Goodwill                                              6,155,204                 6,405,204
  Deferred income taxes                                         -                    73,393
  Other assets                                            204,167                   291,667
                                                    -------------             -------------

  Total assets                                       $ 28,579,074              $ 29,735,420
                                                    =============             =============

See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets





                                                                  SEPTEMBER 30,           December 31,
                                                                      2002                   2001
                                                                      ----                   ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $ 2,093,804            $ 1,348,396
    Commissions, salaries, wages and taxes thereon                     192,882                555,326
    Other accrued expenses                                             748,827                895,274
    Federal, state and foreign income taxes payable                          -                393,781
    Current portion of long-term debt                                1,630,000              1,630,000
                                                                 -------------          -------------
Total current liabilities                                            4,665,513              4,822,777

Long-term liabilities:
    Long-term debt                                                   8,629,691              9,948,687
    Pension and other benefits                                         118,230                410,080
    Deferred income taxes                                               54,379                      -
                                                                 -------------          -------------
                                                                     8,802,300             10,358,767

Total liabilities                                                   13,467,813             15,181,544

Stockholders' equity:
    Common stock, $1 par value:
     Authorized shares - 4,000,000
      Issued  shares - 2,508,626  in 2002,  2,504,526  in 2001
      Outstanding shares - 1,884,146 in 2002,
      2,043,046 in 2001                                              2,508,626              2,504,526
    Other capital                                                      446,011                496,708
    Retained earnings                                               18,001,347             15,610,362
    Treasury stock at cost (624,480 shares in 2002,
     461,480 in 2001)                                               (5,609,533)            (3,816,533)
    Accumulated other comprehensive income                            (235,190)              (241,187)
                                                                 -------------          -------------
Total stockholders' equity                                          15,111,261             14,553,876
                                                                 -------------          -------------
Total liabilities and stockholders' equity                        $ 28,579,074           $ 29,735,420
                                                                 =============          =============

See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                      2002                        2001
                                                      ----                        ----

Net sales                                           $30,238,813                $29,317,940
Cost of products sold                                20,809,424                 21,015,425
                                                  -------------              -------------
                                                      9,429,389                  8,302,515
Selling, administrative and general expenses          5,302,278                  4,801,871
                                                  -------------              -------------
                                                      4,127,111                  3,500,644

Interest income                                          80,823                    124,447
Other (expense) income--net                             225,268                    263,058
Interest expense                                       (515,890)                  (283,144)
                                                  -------------              -------------
Income before income taxes                            3,917,312                  3,605,005
Income taxes                                          1,526,327                  1,411,771
                                                  -------------              -------------
                                                  -------------              -------------
Net Income                                           $2,390,985                 $2,193,234
                                                  =============              =============


Earnings per share of common stock:
  Basic                                                   $1.20                      $1.07
                                                  =============              =============
  Diluted                                                 $1.18                      $1.05
                                                  =============              =============
Dividends per share of common stock:                      $0.00                      $0.00
                                                  =============              =============


See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      2002                        2001
                                                      ----                        ----

Net sales                                           $ 9,975,928               $ 11,375,429
Cost of products sold                                 6,837,420                  8,276,474
                                                  -------------              -------------
                                                      3,138,508                  3,098,955
Selling, administrative and general expenses          1,845,095                  1,882,975
                                                  -------------              -------------
                                                      1,293,413                  1,215,980

Interest income                                          38,026                     36,321
Other (expense) income--net                              93,143                     77,091
Interest expense                                       (162,728)                  (254,307)
                                                  -------------              -------------
Income before income taxes                            1,261,854                  1,075,085
Income taxes                                            494,867                    422,593
                                                  -------------              -------------
Net Income                                             $766,987                 $  652,492
                                                  =============              =============


Earnings per share of common stock:
  Basic                                                   $0.40                      $0.32
                                                  =============              =============
  Diluted                                                 $0.39                      $0.31
                                                  =============              =============
Dividends per share of common stock:                      $0.00                      $0.00
                                                  =============              =============




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2002              2001
                                                                 ----              ----
OPERATING ACTIVITIES
Net income                                                   $2,390,985          $2,193,234
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                               769,718             588,942
    Deferred income taxes                                       127,772               1,400
    Change in assets and liabilities:
      Accounts and notes receivable                             116,235             217,549
      Inventories                                               122,320              99,408
      Prepaid expenses                                          (71,911)           (112,942)
      Accounts payable and accrued expenses                     486,517             183,969
      Long-term pension and other benefits                     (291,850)             89,454
      Income taxes                                             (506,161)           (362,521)
                                                            ------------        ------------
Net cash provided by operating activities                      3,143,625           2,719,585

INVESTING ACTIVITIES
Purchase of business and related real estate                           -         (12,083,711)
Purchase of property, plant and equipment                       (187,372)           (657,098)
Payment for other assets, net of liability recorded                    -             (75,000)
                                                            ------------        ------------
Net cash used in investing activities                           (187,372)        (12,815,809)


FINANCING ACTIVITIES
Debt repayment                                                (1,318,996)           (382,440)
Proceeds from long-term debt                                           -          11,962,682
Common stock purchased for treasury                           (1,793,000)            (98,930)
Common stock purchased and retired                              (148,785)             (4,147)
Proceeds from common stock issued                                 42,188                   -
                                                            ------------        ------------
New cash used in financing activities                         (3,218,593)         11,441,165
Effect of exchange rate changes on cash                          (20,605)            (48,389)
                                                            ------------        ------------
Net (decrease) increase in cash                                 (282,945)          1,296,552
Cash and cash equivalents at beginning of period               4,579,034           3,696,359
                                                            ------------        ------------
Cash and cash equivalents at end of period                    $4,296,089          $4,992,911
                                                            ============        ============

See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the Company's consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2. On July 6, 2001, the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) a privately held Texas corporation, and related real estate for approximately $12,100,000 net of cash received. The purchase was financed with long-term debt of approximately $11,900,000. Goodwill of approximately $6,400,000 was initially recorded in connection with the acquisition, during the second quarter of 2002, the parties agreed to a price adjustment resulting in a $250,000 reduction of the purchase price. This adjustment resulted in a decrease of $250,000 to the goodwill balance. See the Company's Report on Form 8-K dated July 12, 2001, Report on Form 8-K/A filed September 5, 2001, and Form 10-K for the year ended December 31, 2001 for more information regarding this acquisition. The operating results of SMC have been included in the accompanying consolidated statements of income since the July 6, 2001 acquisition date. The assets and liabilities of SMC are included in the accompanying consolidated balance sheet at September 30, 2002 and December 31, 2001.

3. Provision for income taxes is based upon the estimated annual effective tax rate.

4. Net income per common share is computed by dividing net income by the weighted average number of shares outstanding, plus, when dilutive, the common stock equivalents which would arise from the exercise of stock options, during the periods. Basic and diluted weighted average shares outstanding were 1,988,683 (2,055,833 in 2001) and 2,028,592 (2,082,671 in
     2001) respectively for the nine month period ending September 30, 2002. Basic and diluted weighted average shares outstanding were 1,926,407 (2,049,546 in 2001) and 1,966,316 (2,085,469 in 2001) respectively for the three month period ending September 30, 2002.

5. During the quarter ended September 30, 2002, the Company paid $1,188,000 to purchase 108,000 shares of the Company's common stock in two separate transactions with private parties, not related to the Company or any of its officers or directors. These shares are recorded as treasury stock at September 30, 2002.

6. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                         SEPTEMBER 30,            December 31,
                                             2002                     2001
                                         ------------             ------------

                    Raw materials         $2,575,298               $2,898,908
                    Work-in-process        2,051,808                2,373,549
                    Finished goods         2,485,912                1,962,881
                                          ----------               ----------
                                          $7,113,018               $7,235,338

                    Less allowance to
                    reduce carrying
                    value to LIFO
                    basis                   (421,827)                (421,827)
                                         ------------             ------------
                                          $6,691,191               $6,813,511
                                          ==========               ==========

7. Total comprehensive income consisting of net income and foreign currency translation adjustment was $2,396,982 and $2,144,845 for the nine months ended September 30, 2002 and September 30, 2001 respectively, and $733,754 and $616,958 for the three months ended September 30, 2002 and 2001 respectively.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

FIRST NINE MONTHS 2002 AS COMPARED TO THE FIRST NINE MONTHS 2001

Sales for the first nine months of 2002 of $30,239,000 increased $921,000 or 3% compared to sales of $29,318,000 during the same period in 2001. Plastic locker sales to the United States Postal Service (USPS) totaled $17,250,000 during the first nine months of 2002 compared to $19,201,000 during the same period of 2001. Plastic Cluster Box Units (CBUs) sales were $16,597,000 in 2002 compared to $18,252,000 during 2001. The decrease in sales of Plastic CBUs is the result of overall declines in volume, product mix as a lower priced Plastic CBU was introduced in mid 2001, and price reductions of 3% to 5% that became effective in April 2001 on existing Plastic CBU models. Sales of Outdoor Parcel Lockers
(OPLs) were $653,000 in the first nine months of 2002 compared to $949,000 in 2001. The decrease in OPLs is the result of lower volume. The declines in CBU and OPL volume are due to decreased purchases made by the USPS as a result of USPS budget constraints. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $12,989,000 for the first nine months of 2002 compared to $10,117,000 for the first nine months of 2001. This increase of $2,872,000 or 28% consists of increased sales from the Company's subsidiary, Security Manufacturing Corporation (SMC), which was acquired July 6, 2001, offset by a decrease from other products and services. SMC sales were $5,665,000 for the nine months of 2002, whereas SMC sales of $1,272,000 were included in the Company's sales for 2001, since only sales since the July, 6, 2001 acquisition date are included in the Company's 2001 sales. Decreases in sales in 2002 for other locker products and services relate to declines in the luggage cart business at the Detroit Metropolitan Airport, where sales decreased due to reduced air passenger volume, and a decline in locker sales to amusement parks and others as a result of current economic conditions.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company's share of the CBU market has increased during 2001 and 2002, in part due to its acquisition of SMC, one of its prior competitors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Cost of products sold as a percentage of sales was 68.8% during the first nine months of 2002 compared to 71.7% in the first nine months of 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, general and administrative costs for the first nine months of 2002 increased $500,000 over the same period in 2001. This increase is due primarily to SMC expenses offset by a one time reduction of $319,000 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in March of 2002, of the only current beneficiary under the Plan. This one time reduction, which was recorded in the first quarter of 2002, increased basic and diluted earnings per share by $.09 for the nine months ended September 30, 2002. This item had no impact on basic and diluted earnings per share for the three months ended September 30, 2002. Selling, general and administrative expenses as a percent of sales were 17.5% in 2002 compared to 16.4% in 2001. The increased percentage in 2002 is a result of the fixed nature of certain expenses.

Interest expense was $516,000 in 2002 compared to $283,000 in 2001. The increase resulted form the Company's increased debt to finance the acquisition of SMC in July 2001.

THIRD QUARTER 2002 AS COMPARED TO THE THIRD QUARTER 2001

Third quarter sales were $9,976,000 in 2002, a decrease of $1,399,000 from $11,375,000 during the same period in 2001. The decrease consisted of a decline of $1,662,000 in sales of CBUs and OPLs, and other declines in metal, mechanical and electronic lockers of $299,000; these declines were offset by an increase of $562,000 at SMC due to improved manufacturing and shipping in 2002 versus 2001.

Cost of products sold as a percentage of sales was 68.5% during the third quarter of 2002, compared to 72.8% during the third quarter of 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, administrative and general expenses were 18.5% of net sales during the third quarter of 2002 compared to 16.6% in the third quarter of 2001, as a result of the decline in sales in 2002 and the fixed nature of certain expenses.

Interest expense in the third quarter of 2002 of $163,000 decreased from $254,000 in the third quarter of 2001 due to the reduction in outstanding debt during the last 12 months as well as the decline in interest rates during 2002.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in its current ratio and its working capital. The current ratio, the ratio of current assets to current liabilities, was 3.61 to 1 at September 30, 2002 and 3.55 to 1 at December 31, 2001, respectively. Working capital, the excess of current assets over current liabilities, was $12,189,000 at September 30, 2002, a decrease of $120,000 over $12,309,000 at December 31, 2001. Cash provided by operating activities was $3,144,000 during the first nine months of 2002, compared to $2,720,000 provided by operating activities for the same period in 2001. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that cash on hand and cash generated from operations in 2002 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at September 30, 2002.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the asset impairment provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. During 2001, the Company adopted the provision of SFAS No. 142 which prohibited the amortization of goodwill associated with acquisitions made after June 30, 2001, in connection with its acquisition of SMC on July 6, 2001. Under SFAS No. 142, goodwill is reviewed for impairment at least annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed its transitional goodwill impairment test effective January 1, 2002 and no impairment loss was necessary.

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. There was no impact upon adoption of SFAS No. 144. ITEM 4. DISCLOSURE CONTROLS

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive
officer  and  principal   accounting  officer,   concluded  that  the  Company's
disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits



                                                                        Prior Filing or sequential page
                                                                                NUMBER HEREIN
                                                                                -------------
 3.1          Certificate of Incorporation of American Locker      Exhibit to Form 10-K for Year ended
              Group Incorporated                                   December 31, 1980

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

 3.4          By-laws of American Locker Group Incorporated as     Exhibit to Form 10-K for year ended
              amended and restated                                 December 31, 1985

 3.5          Certificate of Designations of Series                Exhibit to Form 10-K for year ended
              A Junior Participating Preferred Stock               December 31, 1999

 3.6          Amendment to By-laws of American Locker Group        Exhibit to Form 10-K for year ended
              Incorporated dated January 15, 1992                  December 31, 1991

 3.7          Amendment to Bylaws dated March 3, 1999              Exhibit to Form 10-K for year ended
                                                                   December 31, 1998

 3.8          Amendment to Bylaws dated November 19, 1999          Exhibit to Form 10-K for year ended
                                                                   December 31, 1999

99.1          Certification of Chief Executive Officer pursuant    17
              to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

99.2          Certification of Principal Accounting Officer        18
              pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002



(b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated August 12, 2002 disclosing the repurchase of 108,000 shares of the Company's common stock for $11.00 per share.

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



                                       AMERICAN LOCKER GROUP INCORPORATED
                                                  (Registrant)

                                       /S/ROY J. GLOSSER
                                       ----------------------------------------
                                       ----------------------
                                       Roy J. Glosser
                                       President, Chief  Operating  Officer and
                                       Treasurer
                                               (principal financial officer)




Date:  November 8, 2002

                                  CERTIFICATION

I, Edward F. Ruttenberg, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                        /S/ EDWARD F. RUTTENBERG
                                        ------------------------
                                        Edward F. Ruttenberg
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Wayne L. Nelson, Principal Accounting Officer and Assistant Secretary certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002
                                       /S/WAYNE L. NELSON
                                       ---------------------
                                       Wayne L. Nelson
                                       Principal Accounting Officer
                                       And Assistant Secretary



---------------------------

                                  Exhibit Index

(b)  Exhibits.

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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


Dated:  November 8, 2002

                                                                    EXHIBIT 99.2


                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                          /S/WAYNE L. NELSON
                          ----------------------------------------
                          Wayne L. Nelson
                          Principal Accounting Officer
                           and Assistant Secretary


Dated:  November 8, 2002