Form 10-K
period 2002-12-31
AMERICAN LOCKER GROUP INC
filed 2003-03-18
CIK 8855

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

          [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

(Registrant's telephone number, including area code) 1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

    None
-------------------------------        -----------------------------------------

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

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          At March 12, 2003, the Registrant had outstanding 1,517,146 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates on the last business day of the registrant's most recently completed second fiscal quarter was approximately $19,051,000, based on the closing price per share of Common Stock on this date of $14.00 as reported on the NASDAQ. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant and other persons reporting beneficial ownership of 5% or more of Common Stock pursuant to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.



                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions   of  the   definitive   Proxy   Statement   for  the  Annual
Stockholders' Meeting to be held May 13, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses including the disposition of its original voting machine business.

On July 6, 2001, the Company acquired Security Manufacturing Corporation (SMC). SMC manufactures aluminum cluster box units, which are sold to the USPS and private markets, as well as other mail delivery receptacles. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its share in the postal market.

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

The Company has developed a range of products to support the United States Postal Service (USPS) Centralized Delivery program. Outdoor Parcel Lockers
(OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 169,000 plastic OPLs to the USPS. Cluster Box Units (CBUs) are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three plastic CBUs in quantity to the United States Postal Service. The Company, including SMC, is approved to ship Type One, Two, Three and Four plastic CBUs, and Type Two, Three and Four aluminum CBUs. As of March 13, 2003, plastic Cluster Box Units with aggregate invoice prices in excess of $165 million have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts.
Components of these units are made by outside vendors and the units are assembled by the Company's wholly-owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the USPS. Aluminum CBUs are manufactured by SMC and sold directly to the USPS are private markets.

The checking lockers are fabricated by Signore, Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore, Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. These sales are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI. The Company has developed an electronic coin operated baggage cart system and is operating the system at one major U.S. airport and has sold the system to third-party operators for use in two U.S. airports. The Company also sells this vending system to shopping centers for the rental of shopping carts.

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

Employees
---------

The Company and its subsidiaries actively employed 161 individuals on a full-time basis as of December 31, 2002, in its businesses, 11 of whom are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

Dependence on Material Customer
-------------------------------

During 2002, 2001 and 2000, one customer, the United States Postal Service, accounted for 56.4%, 63.1%, and 70.9% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

Research and Development
------------------------

The Company engages in research and development activities relating to new and improved products. It expended $174,000, $91,000, and $93,000 in 2002, 2001 and 2000, respectively, for such activity in its continuing businesses.

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


Executive Officers of the Company
---------------------------------
                                                                      Year First
                                                                       Assumed
      Name                   Age       Office Held with Company        Position
--------------------------------------------------------------------------------

Edward F. Ruttenberg         56        Chairman of the Board and         1998
                                       Chief Executive Officer

Roy J. Glosser               42        President, Chief Operating        1996
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

Available Information
---------------------

The Company files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a web site at http://www.americanlocker.com.

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

Jamestown, NY              American Locker Security                  30,200*              Assembly and
                             Systems, Inc.                                                Warehouse

Pittsburgh, PA             Executive Office                             200*              Office space

Ellicottville, NY          American Locker Security                  12,800               Lock manufactur-
                             Systems, Inc. - Lock Shop                                    ing service and
                                                                                          repair

Toronto,                   Canadian Locker Company, Ltd.              4,000*              Coin-
  Ontario                                                                                 operated
                                                                                          lockers and
                                                                                          locks

Toronto,
  Ontario                  Canadian Locker Company, Ltd.              3,000*              Warehouse

Grapevine, TX              Security Manufacturing Corporation        70,000               Manufacturing
                                                                                          and office

                                                   TOTAL            157,200
                                                                    =======


The Company believes that its facilities, which are of varying ages and types of construction and the machinery and equipment utilized in such facilities, are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville, New York and Grapevine, Texas facility. The leases on these properties terminate at various times from 2003 through 2004, with options available to extend certain leases through 2007.

ITEM 3.  LEGAL PROCEEDINGS

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 140 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of March 10, 2003, settlement agreements have been entered in 14 cases with funds authorized and provided by the Company's insurance carrier. Further, over 70 cases originally filed in 1995, 1996, 1997, 1998 and 1999 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 10, 2003 is approximately 55 cases originally filed against other defendants in 2000 through 2002.

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

While the Company cannot predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 2002.

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


                                Per Common Share
                                  Market Price


                                                                      Dividend
     2002             High                       Low                  Declared
--------------------------------------------------------------------------------
First Quarter        $  17.50                $  10.50               $     0.00
Second Quarter          14.00                   10.53                     0.00
Third Quarter           13.99                    9.52                     0.00
Fourth Quarter          14.00                   10.00                     0.00
                                                                         -----
Total                                                               $     0.00
                                                                      ==========


                                                                      Dividend
   2001               High                      Low                   Declared
--------------------------------------------------------------------------------
First Quarter        $    8.13                 $ 5.25               $     0.00
Second Quarter           12.00                   6.50                     0.00
Third Quarter            13.50                   7.00                     0.00
Fourth Quarter           18.00                   7.95                     0.00
                                                                         -----
Total                                                               $     0.00
                                                                      ==========

As of March 12, 2003, the Company had 1,153 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 4 to the financial statements included in Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K. The below amounts include the results of Security Manufacturing Corporation since its acquisition by the Company on July 6, 2001.


                                                  2002           2001          2000          1999         1998
                                                  ----           ----          ----          ----         ----

Sales                                            $40,670,721   $39,627,216   $37,662,140  $34,950,104   $45,011,327

Income before income taxes                         4,972,307     4,939,946     4,840,632    4,395,208     7,103,364

Income taxes                                       1,949,479     1,879,585     1,891,419    1,771,407     2,788,822

Net income                                         3,022,828     3,060,361     2,949,213    2,623,801     4,314,542

Earnings per share - basic                              1.57          1.49          1.33         1.11          1.78

Earnings per share - diluted                            1.54          1.47          1.32         1.09          1.70

Weighted average common shares
outstanding - basic                                1,921,612     2,053,838     2,214,406    2,363,338     2,420,078

Weighted average common shares
outstanding - diluted                              1,957,561     2,083,484     2,230,785    2,402,108     2,542,684

Dividends declared                                      0.00          0.00          0.00         0.00          0.00

Interest expense                                     670,144       441,773       140,920      153,861       231,875

Depreciation and amortization expense                974,165       956,430       796,140      630,047       646,379

Expenditures for property, plant and                 316,180       801,009       206,604    1,915,139       536,819
equipment


YEAR-END POSITION
Total assets                                      25,034,616    29,735,420    15,582,599   15,179,069    13,469,516

Long-term debt, including current portion          9,933,813    11,578,687       333,320    2,034,324       733,333

Stockholders' equity                              11,874,709    14,553,876    11,723,825   10,107,210     9,264,056

Stockholders' equity per share of common
stock (1)                                               7.83          7.12          5.68         4.44          3.82

Common shares outstanding at year-end              1,517,146     2,043,046     2,062,540    2,277,118     2,422,772

Number of employees                                      161           198           144          137           135

(1) Based on shares outstanding at year-end.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies And Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectiblity and establishing allowances for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill

As described in Note 2 to the consolidated financial statements the Company has recorded goodwill in connection with its acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, performed the required goodwill impairment tests. Based upon these tests no impairment was determined to exist. In assessing impairment the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for the recorded goodwill.

Results of Operations - 2002 Compared to 2001

Consolidated sales in 2002 totaled $40,671,000, a 3% increase from sales of $39,627,000 in 2001. Income before income taxes in 2002 increased by $32,000 or 1% to $4,972,000 compared to $4,940,000 in 2001. Plastic locker sales to the United States Postal Service (USPS) totaled $23,580,000 in 2002 compared to $25,166,000 in 2001. Plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 5% to $22,649,000 in 2002 from $23,864,000 in 2001. Sales of Plastic Outdoor Parcel Lockers (OPLs) were $931,000 in 2002 compared to $1,302,000 in 2001. The decrease in sales of Plastic CBUs is the result of overall declines in volume, changes in product mix as a lower priced Plastic CBU was introduced in mid 2001, and to a lesser extent price reductions of 3% to 5% that became effective in April 2001 on existing Plastic CBU models. The decrease in sales of OPLs is primarily the result of lower volume. The declines in CBU and OPL volume are due to decreased purchases made by the USPS as a result of USPS budget constraints. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, were $16,512,000 in 2002 compared to
$13,382,000  in 2001,  an increase of  $3,131,000.  This  increase of $3,131,000 consists of increased sales from the Company's subsidiary, Security Manufacturing Corporation (SMC), which was acquired July 6, 2001, offset by a decrease from other products and services. SMC sales were $7,708,000 in 2002, compared to $3,137,000 in 2001, beginning from the date of acquisition, July 6, 2001. Decreases in sales in 2002 for other locker products and services relate to declines in locker sales to amusement parks and others as a result of current economic conditions. Revenues from the luggage cart business for airport terminals were $578,000 in 2002, a decrease of $502,000 compared to 2001 revenues of $1,080,000. This decrease is primarily due to decreased air passenger volume during 2002 compared to 2001. Also in November 2002, the Company's agreement to provide luggage cart services at the Toronto International Airport expired. Revenue from luggage cart and other services at this airport were approximately $332,000 in 2002 and $556,000 in 2001. The Company continues to provide luggage cart service at one terminal of the Detroit International Airport.

The present contract of the Company's subsidiary, American Locker Security Systems, Inc., with the USPS was awarded on April 15, 2001 and covers all four types of CBUs and the OPL. The contract is for indefinite quantities of CBUs and OPLs. The contract is for a two-year term and the USPS has the option to renew for four additional two-year terms. The USPS also awarded indefinite quantity contracts to SMC, which the Company acquired on July 6, 2001; and to a competitor that produces aluminum CBUs.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. The USPS decision to discontinue the purchase of Neighborhood Delivery and Collection Box Units (NDCBUs) in 1999 has also had a positive impact on the CBU market. The CBU is the modernization of the NDCBU and is an integral part of the USPS delivery cost reduction program identified as Centralized Delivery. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company's share of the CBU market remained stable in 2002. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Consolidated cost of sales as a percentage of sales was 68.9% in 2002 compared to 70.8% in 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, administrative and general expenses were $7,400,000 during 2002, an increase of $711,000 or 11% over the 2001 amount of $6,689,000. This increase is primarily from SMC, since its 2002 amounts include a full year whereas 2001 amounts only include the period from the July 6, 2001 acquisition date to December 31, 2001. The increase at SMC was approximately $954,000, whereas there was a one time reduction of $319,000 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in March of 2002, of the only current beneficiary under the Plan. This one time reduction, which was recorded in the first quarter of 2002, increased basic and diluted earnings per share by $.09 for 2002. Remaining selling, administrative and general expenses increased modestly during 2002 compared to 2001. Selling, administrative and general expenses were 18% and 17% of sales in 2002 and 2001, respectively.

Interest income decreased by $68,000 in 2002 compared to 2001 as a result of lower cash deposits, primarily due to the repurchase of the Company's common stock during 2002.

Interest expense increased in 2002 compared to 2001 due to the outstanding debt in connection with the acquisition of SMC being outstanding for all of 2002, whereas in 2001 the debt was outstanding only subsequent to the July 6, 2001 acquisition date.

Results of Operations - 2001 Compared to 2000

Consolidated sales in 2001 totaled $39,627,000, a 5% increase from sales of $37,662,000 in 2000. Income before income taxes in 2001 increased by $99,000 or 2% to $4,940,000 compared to $4,841,000 in 2000. Plastic locker sales to the United States Postal Service (USPS) totaled $25,166,000 in 2001 compared to $26,705,000 in 2000. Plastic Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 5% to $23,864,000 in 2001 from $25,226,000 in 2000. Sales of Plastic Outdoor Parcel Lockers (OPLs) were $1,302,000 in 2001 compared to $1,479,000 in 2000. The decreases in CBU sales in 2001 compared to 2000 was the result of product mix, as a lower priced CBU was introduced in mid 2001, and price reductions of 3% to 5% that became effective in April 2001 on existing CBU models. CBUs shipped in 2001 were consistent with 2000 levels; OPL volume decreased by approximately 13% in 2001 versus 2000, due to lower purchases by the USPS. Revenues from the Company's other locker products, primarily the sale and rental of metal, coin and key-only and electronically controlled lockers, were $13,382,000 in 2001 compared to $9,871,000 in 2000, an increase of $3,511,000. This increase of $3,511,000 consists of $3,136,000 from the Company's new subsidiary, Security Manufacturing Corporation (SMC), which was purchased on July 6, 2001. The remaining increase from 2000 to 2001 relates to price increases, increased penetration in the shopping center market and a general increase in demand across certain markets served. Revenues from the luggage cart business for airport terminals were $1,080,000 in 2001, a decrease of $6,000 compared to 2000 revenues of $1,086,000. This decrease is primarily due to the growth in the first eight months of 2001 being offset by declines in September and the fourth quarter due to lower airline passenger volume.

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

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 2.77 to 1 and 3.55 to 1 at December 31, 2002 and 2001, respectively. Working capital, or the excess of current assets over current liabilities was $8,370,000 and $12,309,000 at December 31, 2002 and 2001, respectively. The decrease in working capital resulted primarily from the use of $5,679,000 to repurchase shares of the Company's common stock. In 2002, cash generated from operations was $4,940,000.

The Company's policy is to maintain modern equipment and adequate capacity. During 2002, 2001, and 2000 the Company expended $316,000, $801,000, and
$207,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations.

During 2001, the Company acquired B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) and related real estate for approximately $12,100,000, excluding cash received. This acquisition was funded with term loan borrowings of approximately $11,000,000, a $960,000 note payable to the former owners and $140,000 of cash. These borrowings require principal payments of approximately $1,630,000 during 2003.

The Company expects that cash generated from operations in 2003 will be adequate to fund the needs for working capital, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs, of which $25,000 was outstanding at December 31, 2002.

The Company has contractual obligations at December 31, 2002, relating to long-term debt and operating lease arrangements. The Company does not have any significant purchase obligations or commitments at December 31, 2002. The Company does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt and operating leases are listed below:


                       Long-Term Debt    Operating Leases          Total
                       --------------    ----------------          -----
      2003             $1,630,000         $  301,000           $  1,931,000
      2004              1,643,000            107,000              1,750,000
      2005              1,331,000             15,000              1,346,000
      2006              3,504,000                  -              3,504,000
      2007              1,200,000                  -              1,200,000
      2008                625,000                  -                625,000


The increase in 2006 long-term debt repayment is the result of a balloon payment due on the Company's mortgage payable. The Company expects to refinance the mortgage payable in 2006.

During 2002, the Company entered into agreements to become 5% members of two limited liability corporations (LLCs). The LLCs were formed by third parties in order to provide luggage cart services at two U.S. airports. The Company has sold, or expects to sell luggage cart products to the LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the LLCs had no impact on the Company's 2002 operating results or financial position, and are not expected to have any material impact in the future.

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

Market Risks - Foreign Currency and Interest Rate Risks

The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent less than 10% of the Company's aggregate net assets at December 31, 2002. Presently, management does not hedge its foreign currency risk as it plans to indefinitely reinvest the Canadian net assets in the Canadian operation.

The Company has fixed interest rates on $5,034,000 of its long-term debt at December 31, 2002 and variable interest rates based on three month LIBOR on $4,950,000 of its long-term debt at December 31, 2002. Based upon the Company's outstanding long-term debt subject to variable interest rates at December 31, 2002, a 1% increase in the LIBOR rate would result in an annual increase to interest expense of approximately $50,000.

Effect of New Accounting Pronouncement

The Company has adopted the provision of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test on goodwill be performed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss is recognized for the carrying amount of goodwill in excess of its implied fair value. The Company performed the required goodwill impairment tests during 2002, no impairment of goodwill was calculated. The Company is considered one reporting unit for purposes of the goodwill impairment test. The fair value of the Company was estimated based on earnings multiples and market analysis. Since the Company did not have any goodwill recorded prior to the SMC acquisition, on July 6, 2001, the provision of SFAS 142 requiring companies to stop amortizing goodwill had no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company adopted SFAS 144 in 2002; SFAS 144 had no effect on the Company at the time of adoption or during 2002.

Safe Harbor Statement under the Private Securities Litigation Reform Act Of 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, (iii) the risk that the Company's contract with the USPS will not be renewed, and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors


Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/Ernst & Young LLP

Buffalo, New York
February 21, 2003


                                   American Locker Group Incorporated and Subsidiaries

                                               Consolidated Balance Sheets


                                                                                 December 31
                                                                          2002                 2001
                                                                   -----------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                           $ 2,002,225            $ 4,579,034
     Accounts and notes receivable, less allowance
        for doubtful accounts of $333,000 in 2002
        and $249,000 in 2001                                               4,166,972              5,042,685
     Inventories                                                           6,020,966              6,813,511
     Prepaid expenses                                                        104,115                125,805
     Prepaid income taxes                                                    234,008                      -
     Deferred income taxes                                                   579,137                570,731
                                                                   -----------------------------------------
Total current assets                                                      13,107,423             17,131,766


Property, plant and equipment:
     Land                                                                    500,500                500,500
     Buildings                                                             3,444,688              3,441,616
     Machinery and equipment                                              11,611,883             11,771,099
                                                                   -----------------------------------------
                                                                          15,557,071             15,713,215
     Less allowance for depreciation                                    (10,296,881)            (9,879,825)
                                                                   -----------------------------------------
                                                                           5,260,190              5,833,390

Deferred income taxes                                                         18,152                 73,393
Goodwill                                                                   6,155,204              6,405,204
Other assets                                                                 192,447                291,667
Notes receivable, long-term portion                                          301,200                      -


                                                                   -----------------------------------------
Total assets                                                            $ 25,034,616           $ 29,735,420
                                                                   =========================================





                                                                                        December 31
                                                                                  2002               2001
                                                                           ---------------------------------------

Liabilities and stockholders' equity
Current liabilities:
     Line of credit                                                               $    25,000         $     -
     Accounts payable                                                               1,740,763           1,348,396
     Commissions, salaries, wages and taxes thereon                                   602,792             555,326
     Other accrued expenses and current liabilities                                   739,309             895,274
     Income taxes payable                                                                   -             393,781
     Current portion of long-term debt                                              1,630,000           1,630,000
                                                                           ---------------------------------------
Total current liabilities                                                           4,737,864           4,822,777

Long-term liabilities:
     Long-term debt                                                                 8,303,813           9,948,687
     Pension and other benefits                                                       118,230             410,080
                                                                           ---------------------------------------
                                                                                    8,422,043          10,358,767

Stockholders' equity:
     Common stock, $1 par value:
       Authorized shares - 4,000,000
         Issued shares - 1,709,146 in 2002, 2,504,526 in 2001
         Outstanding shares
         - 1,517,146 in 2002,
          2,043,046 in 2001                                                         1,709,146           2,504,526
     Other capital                                                                          -             496,708
     Retained earnings                                                             12,670,948          15,610,362
     Treasury stock at cost ( 192,000 shares in 2002
        461,480 shares in 2001)                                                   (2,112,000)         (3,816,533)
     Accumulated other comprehensive income (loss)                                  (393,385)           (241,187)
                                                                           ---------------------------------------
Total stockholders' equity                                                         11,874,709          14,553,876
                                                                           ---------------------------------------

Total liabilities and stockholders' equity                                       $ 25,034,616        $ 29,735,420
                                                                           =======================================


See accompanying notes.




                                 American Locker Group Incorporated and Subsidiaries

                                          Consolidated Statements of Income


                                                                          Year ended December 31
                                                              2002                 2001                 2000
                                                       --------------------------------------------------------------

Net sales                                                     $ 40,670,721          $39,627,216         $ 37,662,140
Cost of products sold                                           28,030,169           28,061,281           27,025,940
                                                       --------------------------------------------------------------
                                                                12,640,552                                10,636,200
                                                                                     11,565,935
Selling, administrative and general expenses                     7,399,754            6,688,676            6,039,584
                                                       --------------------------------------------------------------
                                                                 5,240,798            4,877,259            4,596,616

Interest income                                                     94,826              163,497
                                                                                                             190,486
Other income - net                                                 306,827              340,963              194,450
Interest expense                                                 (670,144)            (441,773)            (140,920)
                                                       --------------------------------------------------------------
Income before income taxes                                       4,972,307            4,939,946            4,840,632
Income taxes                                                     1,949,479            1,879,585            1,891,419
                                                       --------------------------------------------------------------
Net income                                                    $ 3,022,828          $  3,060,361         $  2,949,213
                                                       ==============================================================





Earnings per share of common stock:
     Basic                                                           $1.57                $1.49                $1.33
                                                       ==============================================================
     Diluted                                                         $1.54                $1.47                $1.32
                                                       ==============================================================

Dividends per share of common stock:                                 $0.00                $0.00                $0.00
                                                       ==============================================================


See accompanying notes.






                                          American Locker Group Incorporated and Subsidiaries
                                            Consolidated Statements of Stockholders' Equity

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                         Compre-           Total
                                            Common         Other         Retained        Treasury        hensive       Stockholders'
                                             Stock        Capital        Earnings         Stock        Income (Loss)      Equity
                                         -------------------------------------------------------------------------------------------
Balance at January 1, 2000               $  2,498,768  $    538,455    $  9,600,788    $ (2,367,966)   $  (162,835)     $10,107,210

Comprehensive income:
     Net income                                   -             -         2,949,213             -              -          2,949,213
     Other comprehensive income:
       Foreign currency translation               -             -               -               -          (22,619)         (22,619)
                                                                                                                        ------------
Total comprehensive income                                                                                                2,926,594
Common stock issued (13,400 shares)            13,400         3,012             -               -              -             16,412
Tax benefit of exercised stock options            -          27,000             -               -              -             27,000
Common stock purchased for treasury
  (227,360 shares)                                -             -               -        (1,349,637)           -         (1,349,637)
Common stock purchased and retired               (618)       (3,136)            -               -              -             (3,754)
  (618 shares)                           -------------------------------------------------------------------------------------------
Balance at December 31, 2000                2,511,550       565,331      12,550,001      (3,717,603)      (185,454)      11,723,825

Comprehensive income:
     Net income                                   -             -         3,060,361             -              -          3,060,361
     Other comprehensive income
       Foreign currency transaction               -             -               -               -          (55,733)         (55,733)
                                                                                                                        ------------
Total comprehensive income                                                                                                3,004,628
Common stock purchased for treasury
  (12,470 shares)                                 -             -               -           (98,930)           -            (98,930)
Common stock purchased and retired
  (7,024 shares)                               (7,024)      (68,623)            -               -              -            (75,647)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2001                2,504,526       496,708      15,610,362      (3,816,533)      (241,187)      14,553,876

Comprehensive income:
     Net income                                   -             -         3,022,828             -              -          3,022,828
     Other comprehensive income:
       Foreign currency translation               -             -               -               -            7,081            7,081
       Minimum pension liability
       adjustment, net of tax                     -             -               -               -         (159,279)        (159,279)
       benefit of $106,186                                                                                              ------------
Total comprehensive income                                                                                                2,870,630
Common stock issued (18,000 shares)            18,000        43,688             -               -              -             61,688
Tax benefit of exercised stock options            -          67,300             -               -              -             67,300
Common stock purchased for treasury
  (163,000 shares)                                -             -               -        (1,793,000)           -         (1,793,000)
Common stock purchased and retired
  (380,900 shares)                           (380,900)     (607,696)     (2,897,189)            -              -         (3,885,785)
Retirement of treasury stock
  (432,480 shares)                           (432,480)          -        (3,065,053)      3,497,533            -               -
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2002             $  1,709,146      $    -      $ 12,670,948    $ (2,112,000)   $  (393,385)     $11,874,709
                                         ===========================================================================================

See accompanying notes.




                                  American Locker Group Incorporated and Subsidiaries
                                         Consolidated Statements of Cash Flows

                                                                                   Year ended December 31
                                                                          2002              2001              2000
                                                                  -----------------------------------------------------
Operating activities
Net income                                                               $3,022,828      $ 3,060,361       $ 2,949,213
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        974,165                            796,140
                                                                                             956,430
       Provision for uncollectible accounts                                 111,000          248,895           138,000
       Deferred income taxes (credits)                                      153,021                                469
                                                                                            (93,678)
       Changes in assets and liabilities:
         Accounts and notes receivable                                      465,338           32,567         (964,958)
         Inventories                                                        792,736                            154,780
                                                                                           (601,363)
         Prepaid expenses                                                    21,771                             80,251
                                                                                            (52,698)
         Accounts payable and accrued expenses                              429,795        (423,235)           173,656
         Income taxes                                                     (560,984)                            436,393
                                                                                           (236,924)
         Pension and other benefits                                       (469,336)                          (192,511)
                                                                                            (60,295)
                                                                  -----------------------------------------------------
Net cash provided by operating activities                                 4,940,334        2,830,060         3,571,433

Investing activities
Purchase of business and related real estate,                                     -     (12,084,711)                 -
net of cash acquired
Purchase of property, plant and equipment                                 (316,180)        (801,009)         (206,604)
Payment for other assets                                                          -        (100,000)                 -
Proceeds from sale of property, plant and equipment                          31,915                -            87,378
                                                                  -----------------------------------------------------
Net cash used in investing activities                                     (284,265)     (12,985,720)         (119,226)

Financing activities
Long-term debt borrowings                                                         -       11,926,682                 -
Long-term debt payments                                                 (1,644,874)        (681,315)
                                                                                                           (1,700,004)
Borrowings on line of credit                                                 25,000                -                 -
Common stock issued                                                          61,688                -
                                                                                                                16,412
Common stock purchased for treasury                                     (1,793,000)         (98,930)       (1,349,637)
Common stock purchased and retired                                      (3,885,785)         (75,647)
                                                                                                               (3,754)
                                                                  -----------------------------------------------------
Net cash (used in) provided by financing activities                     (7,236,971)       11,070,790       (3,036,983)
Effect of exchange rate changes on cash                                       4,093         (32,455)
                                                                                                               (4,848)
                                                                  -----------------------------------------------------
Net (decrease) increase in cash                                         (2,576,809)          882,675           410,376
Cash and cash equivalents at beginning of year                            4,579,034        3,696,359         3,285,983
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                                 $2,002,225      $ 4,579,034       $ 3,696,359
                                                                  =====================================================

Supplemental cash flow information:
     Cash paid during the year for:
        Interest                                                          $ 731,198       $  325,351        $  151,749
                                                                  =====================================================
        Income taxes                                                     $2,347,283      $ 2,215,000       $ 1,455,026
                                                                  =====================================================
See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2002

1. Basis of Presentation

Consolidation and Business Description

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts and results of Security Manufacturing Corporation since its acquisition by the Company on July 6, 2001. The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and locks and sale of plastic and aluminum centralized mail and parcel distribution lockers. The Company sells to customers throughout North America as well as internationally.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Notes Receivable

The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. The Company has secured, interest-bearing notes receivable from certain customers under time payment arrangements totaling $694,000 and $366,000 at December 31, 2002 and 2001, respectively. The amounts not scheduled to be repaid within one year have been recorded as long-term on the accompanying balance sheet.

Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectibility and establishing allowances for doubtful accounts.

Inventories

Inventories are valued principally at the lower of cost or market, cost determined by the last-in, first-out method (LIFO) for approximately 76% of the Company's inventories at December 31, 2002 (80% at December 31, 2001). For the remaining inventories, cost is determined by the first-in, first out method
(FIFO).

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

Acquisition

On July 6, 2001, the Company purchased 100% of the outstanding capital stock of B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC), a privately held Texas corporation, for $9,100,000. SMC is engaged in the manufacture and sale of postal unit lockers. The Company also purchased related real estate from the owners of SMC for cash consideration of $3,500,000. The purchase price of the stock and the related real estate was funded with cash on hand, a three-year note payable to the sellers of $960,000 and the proceeds of additional term loan borrowings of approximately $11,000,000. Goodwill of approximately $6,155,000 has been recorded in connection with the acquisition. The operating results of SMC have been included in the accompanying consolidated statements of income from the July 6, 2001 acquisition date.

Goodwill and Other Intangible Assets

The Company has adopted the provision of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test for goodwill be performed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceed its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss is recognized for the carrying amount of goodwill in excess of its implied fair value. The Company performed the required goodwill tests during 2002, no impairment of goodwill was calculated. The Company has one reporting unit for purposes of the goodwill impairment test. The fair value of the Company was estimated based on earnings multiples and market analysis. Since the Company did not have any goodwill recorded prior to the SMC acquisition, on July 6, 2001, the provision of SFAS 142 requiring companies to stop amortizing goodwill had no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

Other intangible assets consist of a covenant not-to-compete in connection with the SMC acquisition and an intangible pension asset. The asset related to the covenant not-to-compete is being amortized over the three-year term of the agreement. The agreement is recorded at $175,000 at December 31, 2002 which consists of its original value of $350,000 less accumulated amortization of $175,000. Amortization expense was $116,667 and $58,333 during 2002 and 2001, respectively and is estimated to be $116,667 in 2003 and $58,333 in 2004.

Revenue Recognition

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. Less than five percent of the Company's revenues were derived from sales to distributors during 2002, 2001 and 2000. No distributor stocks a material amount of inventory of the Company's products and no distributor has the right to return.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $370,000, $276,000, and $185,000 during 2002, 2001, and 2000, respectively.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $333,000, $215,000, and $274,000 in advertising costs during 2002, 2001, and 2000, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $174,00, $91,000, and $93,000 in 2002, 2001 and 2000, respectively, for such activity in its continuing businesses.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of notes receivable approximates fair value since these are interest bearing notes. The fair value of the Company's long-term debt has been estimated using cash flow methods and applying current interest rates for similar term instruments in place of the actual fixed interest rates. Based on these calculations the fair value of long-term debt is approximately $10,060,000 and the carrying value is $9,933,813 at December 31, 2002.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                  Pro Forma
                                             ------------------------------------------------
                                                   2002            2001            2000
                                             ------------------------------------------------

     Net income as reported                   $ 3,022,828     $ 3,060,361      $ 2,949,213
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value method for all
       awards, net of related tax effects               -               -          (28,210)
                                             ------------------------------------------------
     Pro forma net income                     $ 3,022,828     $ 3,060,361      $ 2,921,003
                                             ================================================
     Earnings per share:
       Basic - as reported                    $      1.57     $      1.49      $      1.33
                                             ================================================
        Basic - pro forma                     $      1.57     $      1.49      $      1.32
                                             ================================================
        Diluted - as reported                 $      1.54     $      1.47      $      1.32
                                             ================================================
        Diluted - pro forma                   $      1.54     $      1.47      $      1.31
                                             ================================================


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. No stock options were granted in 2002 or 2001. All options granted in 2000 or in prior years were fully vested as of December 31, 2000, as such there was no pro forma impact in 2002 or 2001 for stock options. The fair value for the options granted in 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's common stock of .69, and a weighted-average expected life of the options of 5 years. The per share fair value of the options granted was $4.55.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation and minimum pension liability adjustments and is reported in the consolidated statements of stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncement

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Company's financial results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

3. Inventories

Inventories consist of the following:

                                                            December 31
                                                        2002          2001
                                                  -----------------------------

     Finished products                              $ 1,572,946   $ 1,962,881
     Work-in-process                                  1,901,263     2,373,549
     Raw materials                                    2,965,023     2,898,908
                                                  -----------------------------
                                                      6,439,232     7,235,338
     Less allowance to reduce to LIFO basis            (418,266)     (421,827)
                                                  -----------------------------
     Net inventories                                $ 6,020,966   $ 6,813,511
                                                  =============================

4. Debt

Long-term debt consists of the following:

                                                                           December 31
                                                                     2002               2001
                                                            --------------------------------------

Bank note payable through July 6, 2008 at $225,000
  quarterly plus interest at the 3-month LIBOR rate
  plus 2% (3.77% at December 31, 2002)                        $     4,950,000   $     5,850,000

Bank note payable through July 6, 2008 at $25,000
  monthly plus interest at 8.07%                                    1,675,000         2,000,000

Mortgage payable to bank through July 2006 at $26,823
  monthly including interest at 8.04% with payment for
  remaining balance due August 1, 2006                              2,668,813         2,768,687

Note payable in annual installments of $320,000 through
  July 6, 2004 plus interest at 6.50%                                 640,000           960,000
                                                            --------------------------------------
Total long-term debt                                                9,933,813        11,578,687
Less current portion                                                1,630,000         1,630,000
                                                            --------------------------------------
Long-term portion                                             $     8,303,813   $     9,948,687
                                                            ======================================

The bank notes are secured by all equipment, accounts receivable, inventories and general intangibles. The credit agreement underlying the bank notes payable requires compliance with certain covenants and has restrictions on the payment of dividends. The Company was in compliance with the terms of the agreement in connection with the notes payable at December 31, 2002.

Based upon the outstanding balances at December 31, 2002, the required principal payments on long-term obligations for the next five years are as follows:

     2003                                             $     1,630,000
     2004                                                   1,643,290
     2005                                                   1,331,438
     2006                                                   3,504,085
     2007                                                   1,200,000
     Thereafter                                               625,000

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate (4.25% at December 31, 2002). There was $25,000 outstanding under the line of credit at December 31, 2002.

5. Operating Leases

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2002:

     2003                                             $       301,000
     2004                                                     107,000
     2005                                                      15,000

Rent expense amounted to approximately $368,000, $340,000, and $313,000 in 2002, 2001, and 2000, respectively.

6. Income Taxes

For financial reporting purposes, income before income taxes includes the following:

                                          2002           2001           2000
                                    --------------------------------------------
United States                       $  4,925,308    $  4,845,146   $  4,846,963
Foreign income (loss)                     46,999          94,800         (6,331)
                                    --------------------------------------------
                                    $  4,972,307    $  4,939,946   $  4,840,632
                                    ============================================

Significant components of the provision for income taxes are as follows:

                                          2002           2001           2000
                                    --------------------------------------------
Current:
   Federal                          $  1,517,532    $  1,624,225   $  1,601,253
   State                                 255,669         304,028        286,924
   Foreign                                23,257          45,010          2,773
                                    --------------------------------------------
Total current                          1,796,458       1,973,263      1,890,950
Deferred:
   Federal                               130,068         (79,626)            70
   State                                  22,953         (14,052)           399
                                    --------------------------------------------
                                         153,021         (93,678)           469
                                    --------------------------------------------
                                    $  1,949,479    $  1,879,585   $  1,891,419
                                    ============================================

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                         2002        2001          2000
                                       ---------------------------------
Statutory income tax rate                 34%         34%           34%
State and foreign income taxes,
   net of federal benefit                  4           4             6
Other permanent differences                1           -            (1)
                                       ---------------------------------
                                          39%         38%           39%
                                       =================================

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

                                                   2002            2001
                                             -----------------------------
 Deferred tax liabilities:
    Property, plant and equipment             $   41,807     $    125,703
    Prepaid expenses and other                   127,435          114,904
                                             -----------------------------
 Total deferred tax liabilities                  169,242          240,607

 Deferred tax assets:
    Postretirement benefits                       47,292           47,292
    Pension costs                                 63,158          164,967
    Allowance for doubtful accounts              111,038           99,558
    Other assets                                  12,667           18,669
    Accrued expenses                             119,810          137,709
    Other employee benefits                       37,148           36,024
    Inventory costs                              375,418          380,512
                                             -----------------------------
 Total deferred tax assets                       766,531          884,731
                                             -----------------------------
 Net deferred tax assets                      $  597,289     $    644,124
                                             =============================

 Current deferred tax asset                   $  579,137     $    570,731
 Long-term deferred tax asset                     18,152           73,393
                                             -----------------------------
                                              $  597,289     $    644,124
                                             =============================

The Company does not provide deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $1,100,000 at December 31, 2002. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however unrecognized foreign tax credits would be available to reduce some portion of the U.S. tax liability.

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

The following table sets forth the changes in benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2002 and 2001, and the net periodic cost and assumptions.

                                                                  Pension Benefits
                                                              2002               2001
                                                        --------------------------------
 Change in benefit obligation
    Benefit obligation at beginning of year               $  2,482,076   $  2,430,400
    Service cost                                               220,751        182,135
    Interest cost                                              183,742        172,969
    Actuarial loss                                             294,643        132,382
    Plan amendments                                             17,530              -
    Benefits and expenses paid                                 (79,520)      (435,810)
                                                        --------------------------------
    Benefit obligation at end of year                        3,119,222      2,482,076
 Change in plan assets
    Fair value of plan assets as beginning of year           2,113,406      2,193,267
    Actual return on plan assets                               102,955        159,143
    Employer contribution                                      339,646        196,806
    Benefits and expenses paid                                 (79,520)      (435,810)
                                                        --------------------------------
 Fair value of plan assets at end of year                    2,476,487      2,113,406
                                                        --------------------------------

 Funded status                                                (642,735)      (368,670)
 Unrecognized net transition asset                                   -       (104,892)
 Unrecognized net actuarial loss                               733,012        392,383
 Unrecognized prior service cost                                17,447          1,418
                                                        --------------------------------
 Prepaid (accrued) benefit cost                           $    107,724   $    (79,761)
                                                        ================================

Amounts are recognized in the consolidated balance sheet as follows:

                                                                    December 31
                                                              2002               2001
                                                        --------------------------------

Intangible asset                                          $   17,447     $           -
Other accrued expenses - current                            (175,188)          (79,761)
Accumulated other comprehensive income (loss)                265,465                 -
                                                        --------------------------------
                                                          $  107,724     $     (79,761)
                                                        ================================


7. Pension and Other Postretirement Benefits (continued)

                                                                  Pension Benefits
                                                              2002             2001
                                                       -------------------------------------
   Components of net periodic benefit cost
   Service cost                                         $    220,751   $    182,135
   Interest cost                                             183,742        172,969
   Expected return on plan assets                           (159,462)      (149,779)
   Amortization of unrecognized net transition asset        (104,892)      (106,041)
   Net actuarial loss                                         10,516          1,869
   Amortization of prior service cost                          1,506            425
                                                      --------------------------------------
   Net periodic benefit cost                            $    152,161   $    101,578
                                                      ======================================

                                                                Pension Benefits
                                                             2002              2001
                                                      --------------------------------------
   Weighted average assumptions as of December 31
   Discount rate                                            6.75%             7.25%
   Expected return on plan assets                           7.0%               7.0%
   Rate of compensation increase                            5.5%               5.5%

The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered, assuming future compensation levels are used to measure the obligation. FASB Statement No. 87 Employers' Accounting for Pensions, requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligation in excess of plan assets. An intangible asset is required and has been recorded to the extent that the excess of the accumulated benefit obligation over the plan assets relates to prior service costs.

The Company also provides a life insurance benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The life insurance benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $118,000 at December 31, 2002 and 2001, and is recorded as long-term pension and other benefits in the accompanying balance sheets. The expense recorded in connection with these benefits was approximately $3,000 for the year ended December 31, 2000 (none in 2002 and 2001).

Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. The Plan provides for retirement benefits for select executives and spouses. During 2002, as a result of the death of the only current beneficiary under the Plan, the Company removed the recorded liability of $319,000. This was recorded as a reduction to administrative expenses. There are no participants accruing or receiving benefits under the Plan at December 31, 2002.

During 1999, the Company established a 401(k) plan for the benefit of its full-time employees. Under the plan, employees may contribute a portion of their salary up to IRS limits. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $15,000 each year in connection with its contribution to the plan during 2002, 2001, and 2000, respectively.

8. Capital Stock

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock.

9. Stock Options

In 1999, the Company adopted the American Locker Group Incorporated Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. Prior to 1999, the Company issued stock options and stock appreciation rights under a 1988 plan. The 1988 plan expired in 1999, as such no further options can be granted under the 1988 plan. Options with respect to 29,000 shares remain outstanding under the 1988 plan.

At December 31, 2002 and 2001, there were no stock appreciation rights outstanding.

The following table sets forth the activity related to the Company's stock options for the years ended December 31:


                                          2002                       2001                         2000
                                          ----                       ----                         ----
                                              Weighted                    Weighted                      Weighted
                                              Average                      Average                      Average
                                              Exercise                    Exercise                   Exercise Price
                                  Options      Price        Options         Price        Options
                                ------------------------------------------------------------------------------------

Outstanding -
  beginning of year              120,600    $     5.41        120,600   $      5.41     124,000       $     5.11
Exercised and
  surrendered                    (18,000)         3.43              -             -     (13,400)            1.23
Granted                                -             -              -             -      10,000             7.25
Expired or forfeited              (5,000)         6.50              -             -           -                -
                                ====================================================================================
Outstanding - end of
  year                            97,600    $     5.72        120,600   $      5.41     120,600       $     5.41
                                ====================================================================================
Exercisable - end of
  year                            97,600                      120,600                   120,600
                                ===========               =============                =============


The exercise prices for options outstanding as of December 31, 2002 were as follows: $2.81 - 29,000 shares, $6.50 - 48,600 shares, $ 7.25- 10,000 shares and
$8.88 - 10,000 shares. The weighted-average remaining contractual life of those options is 5.6 years.

At December 31, 2002, 73,000 options remain available for future issuance under the 1999 plan.

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

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                 2002               2001            2000
                                                          --------------------------------------------------
Numerator:
   Net income                                               $   3,022,828     $    3,060,361    $  2,949,213
Denominator:
   Denominator for basic earnings
     per share - weighted
     average shares outstanding                                 1,921,612          2,053,838       2,214,406

   Effect of dilutive securities:
     Employee stock options                                        35,949             29,646          16,379
                                                          ---------------------------------------------------

   Denominator for diluted earnings per share -
     weighted average shares out- standing and
     assumed conversions                                        1,957,561          2,083,484       2,230,785
                                                          ===================================================
Basic earnings per share                                    $        1.57     $         1.49    $       1.33
                                                          ===================================================
Diluted earnings per share                                  $        1.54     $         1.47    $       1.32
                                                          ===================================================


At December 31, 2002 common shares outstanding were 1,517,146, which is significantly below the 2002 weighted average shares outstanding due to the repurchase of 543,900 common shares by the Company during 2002, including the repurchase of 370,000 common shares on November 20, 2002.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

                                                        December 31
                                                     2002          2001
                                                ---------------------------

  Foreign currency translation adjustment         $  (234,106)   $ (241,187)
  Minimum pension liability adjustment,
    net of tax                                       (159,279)            -
                                                ---------------------------
                                                  $  (393,385)   $ (241,187)
                                                ===========================

13. Geographic and Customer Concentration Data

The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:

                                 2002             2001               2000
                           ---------------------------------------------------

United States customers     $  38,242,845    $  36,742,001      $  35,215,373
Foreign customers               2,427,876        2,885,215          2,446,767
                           ---------------------------------------------------
                            $  40,670,721    $  39,627,216      $  37,662,140
                           ===================================================

Sales to the U.S. Postal Service represented 56.4%, 63.1% and 70.9% of net sales in 2002, 2001, and 2000, respectively.

At December 31, 2002 and 2001, the Company had unsecured trade receivables from governmental agencies of $1,867,000 and $1,830,000, respectively. At December 31, 2002 and 2001, the Company had secured notes receivable totaling $694,000 and $366,000, respectively and trade receivables from customers considered to be distributors of $1,125,000 and $1,507,000, respectively.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries.

14. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:


                                                                   2002
                                  -----------------------------------------------------------------------
                                                            Three Months Ended
                                      March 31          June 30        September 30       December 31
                                  -----------------------------------------------------------------------
Net sales                           $   9,254,050     $  11,008,835    $   9,975,928     $  10,431,908
                                  =======================================================================
Gross profit                        $   2,858,113     $   3,432,768    $   3,138,508     $   3,211,163
                                  =======================================================================
Net income                          $     776,797     $     847,201    $     766,987     $     631,843
                                  =======================================================================
Earnings per share - Basic          $        0.38     $        0.42    $        0.40     $         .37
                                  =======================================================================
Earnings per share - Diluted        $        0.37     $        0.42    $        0.39     $         .36
                                  =======================================================================

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
                                  =======================================================================


The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year-end. In 2002, such adjustments resulted in increasing fourth quarter pretax income by $57,000 for inventory costs and decreasing fourth quarter pretax income by $87,000 for bad debt expense. In 2001, such adjustments resulted in increasing fourth quarter pretax income by $330,000 for inventory costs.

15. Related Parties

The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $183,000, $215,000, and $152,000 of fabricated parts from Rollform of Jamestown, Inc. in 2002, 2001, and 2000, respectively, at prices that the Company believes are at arms length.

During 2002 the Company purchased 425,000 shares of its common stock for $4,342,000 from the estate of its former chief executive officer and his spouse. The purchases were made at prices the Company believes represent fair value of the common stock.

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

On July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the DEC) advising the Company that it is a potentially responsible party with respect to environmental contamination at the site mentioned above located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The letter from the DEC states that a Remedial Investigation and Feasibility Study has been conducted at the site and a remediation plan selected. Based on information currently available, the Company believes that its potential liability with respect to current action by the DEC with regard to this site will not have a material adverse impact on the Company's operations or financial condition. Defense of this matter has been assumed by the Company's insurance carrier, subject to a reservation of rights.

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 140 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of February 21, 2003, settlement agreements have been entered in 14 cases with funds authorized and provided by the Company's insurance carrier. Further, over 70 cases originally filed in 1995, 1996, 1997, 1998 and 1999 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of February 21, 2003 is approximately 55 cases originally filed against other defendants in 2000 through 2002.

In June 2002, the Company was named as a defendant in a lawsuit titled "Alfred Todak and Stephanie Todak v. Allen Bradley Company, et al" filed in King County Superior Court, King County, Washington. The plaintiffs assert that the Company, together with multiple additional named and unnamed defendants, manufactured and sold products containing asbestos exposure to which has resulted in injury to the plaintiffs. The plaintiffs are seeking unspecified economic damages. Defense of the case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

While the Company cannot predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

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

ITEM 14.  CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the principal accounting officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

               (b)  Reports on Form 8-K filed in the fourth quarter of 2002.

                    (i)  Report on Form 8-K filed November 21, 2002

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules


The financial statements together with the report of Ernst & Young LLP dated February 21, 2003, is included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 2002, 2001 and 2000:

         Valuation and Qualifying Accounts

Schedule II

                                   American Locker Group Incorporated

                                   Valuation and Qualifying Accounts


                                                                      Additions
                                                   Balance at the    Charged to
                                                   Beginning of      Costs and                    Balance at
Year              Description                          Year           Expense      Deductions    End of Year
--------------------------------------------------------------------------------------------------------------
Year ended 2002
         Allowance for Doubtful Accounts               $249,000    $   111,000      $(27,000)     $  333,000
         Reserve for Inventory Valuation                406,000        (49,000)            -          35,700

Year ended 2001
         Allowance for Doubtful Accounts               $324,000    $    15,000      $(90,000)     $  249,000
         Reserve for Inventory Valuation                252,000        154,000             -         406,000

Year ended 2000
         Allowance for Doubtful Accounts               $222,000    $   138,000      $(36,000)     $  324,000
         Reserve for Inventory Valuation                194,000         58,000             -         252,000















Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN LOCKER GROUP INCORPORATED


                             /s/Edward F. Ruttenberg
                    ----------------------------------------
                              Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /s/Wayne L. Nelson
                    ----------------------------------------
                                 Wayne L. Nelson
              Principal Accounting Officer and Assistant Secretary

                                 March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                           Date
---------                      -----                           -----

/s/Edward F. Ruttenberg        Chairman, Chief Executive       March 18, 2003
--------------------------     Officer and Director
Edward F. Ruttenberg

/s/Roy J. Glosser              President, Chief Operating      March 18, 2003
--------------------------     Officer, Treasurer and
Roy J. Glosser                 Director

/s/Alan H. Finegold            Director                        March 18, 2003
--------------------------
Alan H. Finegold

/s/Thomas Lynch, IV            Director                        March 18, 2003
--------------------------
Thomas Lynch, IV

/s/Lawrence J. Goldstein       Director                        March 18, 2003
--------------------------
Lawrence J. Goldstein

/s/Jeffrey C. Swoveland        Director                        March 18, 2003
--------------------------
Jeffrey C. Swoveland

/s/Donald I. Dussing, Jr.      Director                        March 18, 2003
--------------------------
Donald I. Dussing, Jr.



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

10.8             Employment Agreement between American Locker Group   Exhibit to Form 10-QSB for quarter
                 Incorporated and  Roy J. Glosser                     ended June 30, 1996

10.9             Amendment dated as of March 3, 1999 to Employment    Exhibit to Form 10-KSB for year
                 Agreement between American Locker Group              ended December 31, 1998
                 Incorporated and Roy J. Glosser

10.10            Second Amendment dated May 20, 2002 to Employment    Exhibit to Form 10Q for quarter
                 Agreement between American Locker Group              ended June 30, 2002
                 Incorporated and Roy J. Glosser

10.11            Manufacturing Agreement dated as of October 1,       Exhibit to Form 10-K for year ended
                 2000 between American Locker Security Systems Inc.   December 31, 2000
                 and Signore, Inc.

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



10.28            Amendment dated May 20, 2002 to Employment           Exhibit to Form 10Q for quarter
                 Agreement between American Locker Group              ending June 30, 2002
                 Incorporated and Edward F. Ruttenberg

10.29            Form of Option Agreement under 1999 Stock            Exhibit to Form 10-K for year ended
                 Incentive Plan                                       December 31, 1999

10.30            Promissory Note dated July 6, 2001 made by           Exhibit to Form 8-K filed July 12,
                 American Locker Group Incorporated in favor of       2001
                 Janie D'Addio

10.31            Amendment Agreement dated as of July 5, 2001         Exhibit to Form 8-K filed July 12,
                 between American Locker Group Incorporated and       2001
                 Manufacturers and Traders Trust Company
10.32            Deed of Trust Note dated as of July 5, 2001 made     Exhibit to Form 8-K filed July 12,
                 by ALTRECO, Incorporated in favor of M&T Real        2001
                 Estate, Inc.

22.1             List of Subsidiaries                                 Page ____

23.1             Consent of Ernst&Young LLP                           Page ____

99.1             Certification Pursuant to 18 V.S.C. Section 1350     Page ____
                 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002


                                 Certifications

I, Edward F. Ruttenberg, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of American Locker Group Incorporated (the "Registrant"):
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 18, 2003


By:  /s/Edward F. Ruttenberg
     -------------------------
     Edward F. Ruttenberg
     Chief Executive Officer

                                 Certifications

I, Wayne L. Nelson, Principal Accounting Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of American Locker Group Incorporated (the "Registrant"):
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; an

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 18, 2003

By:  /s/Wayne L. Nelson
     ---------------------------
     Wayne L. Nelson
     Principal Accounting Officer

Exhibit 22.1      List of Subsidiaries


The following companies are subsidiaries of the Company and are included in the consolidated financial statements of the Company:

                                                                                            Percentage of Voting
NAME                                                  Jurisdiction of Organization          Securities Owned
-----                                                 ----------------------------          --------------------

American Locker Security Systems, Inc.                Delaware                              100%
American Locker Company, Inc.                         Delaware                              100%
American Locker Company of Canada, Ltd.               Dominion of Canada                    100% (1)
Canadian Locker Company, Ltd.                         Dominion of Canada                    100% (2)
American Locker Security Systems International        Virgin Islands                        100% (1)
Security Manufacturing Corporation                    Delaware                              100%(1)
B.L.L. Corporation                                    Texas                                 100%(1)
ALTRECO, Incorporated                                 Delaware                              100%(1)

(1) Owned by American Locker Security Systems, Inc.
(2) Owned by American Locker Company of Canada, Ltd.




Exhibit 23.1


                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 333-86494) pertaining to the American Locker Group Incorporated 1999 Stock Incentive Plan of our report dated February 21, 2003, with respect to the consolidated financial statements and schedule of American Locker Group Incorporated included in its Annual Report (Form 10-K) for the year ended December 31, 2002, filed with the Securities and Exchange Commission.



                                              /s/Ernst & Young LLP



Buffalo, New York
March 18, 2003

Exhibit 99.1  Certifications


Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Edward F. Ruttenberg, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of American Locker Group Incorporated (the Company) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 18, 2003


/s/ Edward F. Ruttenberg
--------------------------
Edward F. Ruttenberg
Chief Executive Officer





I, Wayne L. Nelson, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of American Locker Group Incorporated (the Company) fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 18, 2003


/s/ Wayne L. Nelson
----------------------------
Wayne L. Nelson
Principal Accounting Officer