Form 10-Q
period 2003-03-31
AMERICAN LOCKER GROUP INC
filed 2003-05-13
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
         OR
(  )   TRANSITION REPORT UNDER SECTION 13  OR 15 (d) OF THE EXCHANGE ACT FOR THE
         TRANSITION PERIOD FROM ___________ TO


Commission file number  0-439
                        -----

                              American Locker Group Incorporated
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

        Delaware                                            16-0338330
--------------------------------            ------------------------------------
(State of other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

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
Yes  X           No
   ------           ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes          No          Not Applicable
   ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: May 7, 2003.

                    Common Stock $1.00 par value - 1,517,146

Transitional Small Business Disclosure (check one) Yes        No   X
                                                       -----     ----

     Part I - Financial Information

     Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                 March 31,                December 31,
                                                                   2003                       2002
                                                                   ----                       ----
Assets
     Current assets:
          Cash and cash equivalents                            $     1,780,257            $    2,002,225
          Accounts and notes receivable, less allowance
             for doubtful accounts of $339,000 in 2003
              and $333,000 in 2002                                   3,965,876                 4,166,972
          Inventories                                                6,128,696                 6,020,966
          Prepaid expenses                                             436,764                   104,115
          Prepaid income taxes                                         188,245                   234,008
          Deferred income taxes                                        579,137                   579,137
                                                            --------------------       -------------------
     Total current assets                                           13,078,975                13,107,423

     Property, plant and equipment:
          Land                                                         500,500                   500,500
          Buildings                                                  3,451,282                 3,444,688
          Machinery and equipment                                   11,674,956                11,611,883
                                                            --------------------       -------------------
                                                                    15,626,738                15,557,071
     Less allowance for depreciation                               (10,533,201)              (10,296,881)
                                                            --------------------       -------------------
                                                                     5,093,537                 5,260,190

     Goodwill                                                        6,155,204                 6,155,204
     Deferred income taxes                                              18,152                    18,152
     Other assets                                                      163,280                   192,447
     Notes receivable, long - term                                     301,200                   301,200
                                                             -------------------       -------------------
     Total assets                                              $    24,810,348                $   25,034,616
                                                            ====================       ===================


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                  March 31,                December 31,
                                                                    2003                       2002
                                                                    ----                       ----
Liabilities and stockholders' equity
Current liabilities:
       Line of credit                                          $            -           $        25,000
       Accounts payable                                             1,747,735                  1,740,763
       Commissions, salaries, wages and taxes thereon                 235,722                    602,792
       Other accrued expenses                                         732,686                    739,309
       Current portion of long-term debt                            1,630,000                  1,630,000
                                                             -------------------        --------------------
Total current liabilities                                           4,346,143                   4,737,864

Long-term liabilities:
       Long-term debt                                               7,976,824                  8,303,813
       Pension, benefits and other long-term liabilities              124,161                    118,230
                                                             -------------------        --------------------
                                                                    8,100,985                  8,422,043
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued shares - 1,709,146 in 2003 and 2002,
            Outstanding shares - 1,517,146 in 2002 and 2001         1,709,146                  1,709,146
       Retained earnings                                           13,100,008                 12,670,948
       Treasury stock at cost (192,000 shares
          in 2003 and 2002)                                        (2,112,000)                (2,112,000)
       Accumulated other comprehensive loss                          (333,934)                  (393,385)
                                                             -------------------        --------------------
Total stockholders' equity                                         12,363,220                 11,874,709
                                                             -------------------        --------------------
Total liabilities and stockholders' equity                     $   24,810,348           $     25,034,616
                                                             ===================        ====================

See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income






                                                                       Three Months Ended March 31,
                                                                    2003                        2002
                                                                    ----                        ----

Net sales                                                     $      8,831,748             $      9,254,050
Cost of products sold                                                6,089,412                    6,395,937
                                                             --------------------         ------------------
                                                                     2,742,336                    2,858,113
Selling, administrative and general expenses                         1,958,687                    1,491,389
                                                             --------------------         ------------------
                                                                       783,649                    1,366,724

Interest income                                                          6,025                       24,152
Other (expense) income--net                                              57,733                       62,994
Interest expense                                                      (148,081)                    (180,335)
                                                             --------------------         ------------------
Income before income taxes                                             699,326                    1,273,535
Income taxes                                                           270,266                      496,738
                                                             --------------------         ------------------

Net income                                                    $        429,060             $        776,797
                                                             ====================         ==================


Earnings per share of common stock:
  Basic                                                       $           .28              $           .38
                                                             ====================         ==================
  Diluted                                                     $           .28              $           .37
                                                             ====================         ==================
Dividends per share of common stock:                          $          0.00              $          0.00
                                                             ====================         ==================





See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                           Three Months Ended March 31,
                                                                        2003                       2002
                                                                        ----                       ----
Operating activities
Net income                                                        $        429,060            $      776,797
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                      210,709                   246,905
        Deferred taxes                                                           -                   127,772
        Change in assets and liabilities:
           Accounts and notes receivable                                   211,811                   310,301
           Inventories                                                    (107,730)                 (500,947)
           Prepaid expenses                                               (332,649)                  (24,632)
           Accounts payable and accrued expenses                          (367,934)                  (63,590)
           Pension and other benefits                                        5,931                  (346,834)
           Income taxes                                                     45,875                  (440,393)
                                                                ---------------------        ------------------
Net cash provided by operating activities                                   95,073                    85,379

Investing activities
Purchase of property, plant and equipment                                  (11,807)                  (78,092)
Payment for other assets                                                         -                  (100,000)
                                                                ---------------------        ------------------
Net cash used in investing activities                                      (11,807)                 (178,092)

Financing activities
Debt repayment                                                            (326,989)                 (349,968)
Line of credit repayment                                                   (25,000)                        -
                                                                ---------------------        ------------------

Net cash used in financing activities                                     (351,989)                 (349,968)
Effect of exchange rate changes on cash                                     46,755                    (2,704)
                                                                ---------------------        ------------------
Net decrease in cash                                                      (221,968)                 (445,385)
Cash and cash equivalents at beginning of period                         2,002,225                 4,579,034
                                                                ---------------------        ------------------

Cash and cash equivalents at end of period                        $      1,780,257            $    4,133,649
                                                                =====================        ==================

Supplemental cash flow information:
        Cash paid during the period for:
        Interest                                                  $        149,200            $      181,800
                                                                =====================        ==================
        Income taxes                                              $        225,000            $      809,000
                                                                =====================        ==================

See accompanying notes.



Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:


                                                       Three Months Ended March   Three Months Ended March
                                                               31, 2003                    31, 2002
                                                               --------                    --------

     Numerator:
       Net income available to common shareholders           $      429,060             $      776,797
                                                             ==============             ==============

     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                                  1,517,146                  2,043,046
     Effect of Dilutive Securities:
       Stock options                                                 34,921                     42,123
                                                             --------------             --------------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                               1,552,067                  2,085,169
                                                             ==============             ==============

     Basic earnings per common share                         $         0.28             $         0.38
     Diluted earnings per common share                       $         0.28             $         0.37



4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                                         March 31,              December 31,
                                                                           2003                    2002
                                                                ----------------------------------------------

              Raw materials                                       $   2,689,683           $      1,572,946
              Work-in-process                                         1,891,590                  1,901,263
              Finished goods                                          1,965,689                  2,965,023
                                                                ----------------------------------------------
                                                                      6,546,962                  6,439,232

               Less allowance to reduce to LIFO basis                  (418,266)                  (418,266)
                                                                ----------------------------------------------

                                                                  $   6,128,696           $      6,020,966
                                                                ==============================================




5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $488,511 and $774,093 for the three months ended March 31, 2003 and March 31, 2002 respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
FIRST THREE MONTHS 2003 VERSUS FIRST THREE MONTHS 2002

Sales for the first three months of 2003 of $8,832,000 decreased $422,000 or 5% compared to sales of $9,254,000 during the same period in 2002. Plastic locker sales to the United States Postal Service (USPS) totaled $4,482,000 in 2003 compared to $5,287,000 during 2002. Plastic Cluster Box Units (CBUs) sales were $4,339,000 in 2003 compared to $5,083,000 during 2002. The decrease in sales of Plastic CBUs of $744,000 from 2002 to 2003 is the result of decreased purchases from the USPS. The Company also believes that the decline in its sales levels of CBUs is the result of changes in purchasing practices by the USPS from district level purchasing to a local post office level. Sales of Outdoor Parcel Lockers
(OPLs) were $143,000 in 2003 compared to $204,000 in 2002, as a result of lower purchase levels by the USPS. Sales of metal, mechanical and electronic lockers, which include the Company's luggage cart business, were $4,350,000 for the three months of 2003 compared to $3,967,000 for the first three months of 2002. This $382,000 increase consists of additional sales of $177,000 made by the Company's subsidiary, Security Manufacturing Corporation (SMC), as well as increases in sales of vending equipment for shopping carts and airport luggage carts. This increase was offset by declines in luggage cart and other services at airport terminals. The Company's contract to provide luggage cart services at the Toronto International Airport expired in November 2002, and was not renewed by the Company. The company continues to provide luggage cart services at one terminal of the Detroit International Airport.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. In April 2003, the Company's contract with the USPS was renewed for a one-year term expiring on April 15, 2004. The contract covers all four types of Plastic CBUs, aluminum CBUs and the OPL. The contract contained price reductions ranging from zero to approximately 2% depending on the CBU or OPL type. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, and the weather as these units are installed outdoors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Consolidated cost of sales as a percentage of sales was 68.9% in 2003 compared to 69.1% in 2002.

Selling, administrative and general expenses were $1,959,000 during the first quarter of 2003, an increase of $468,000 from $1,491,000 during the first quarter of 2002. This increase is due primarily to a one-time reduction of $319,000 in 2002 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. The increase was also impacted by a 2003 charge of $65,000 for a severance agreement relating to a terminated management employee at SMC, as well as increased engineering costs in 2003 relating to product development. Selling, administrative and general expenses were 22% and 16% of first quarter sales in 2003 and 2002, respectively.

Interest expense for 2003 was $148,000 compared to $180,000 for 2002. The decrease resulted from lower outstanding debt during 2003 compared to 2002.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.01 to 1 at March 31, 2003 and 2.77 to 1 at December 31, 2002. Working capital, the excess of current assets over current liabilities, was $8,733,000 at March 31, 2003, an increase of $363,000 over $8,370,000 at December 31, 2002. Cash provided by operating activities was $95,000 and $85,000 during the first three months of 2003 and 2002, respectively.

The Company anticipates that cash on hand and cash generated from operations in 2003 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line of credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at March 31, 2003.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that the Company believes will have a material impact on its financial position or results of operations.

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

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II.  Other Information



Item 6. Exhibits and Reports on Form 8-K


           (a) Exhibits.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

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



                                AMERICAN LOCKER GROUP INCORPORATED
                                             (Registrant)


                                /s/ Roy J. Glosser
                                ------------------------------------------------
                                Roy J. Glosser
                                President, Chief Operating Officer and Treasurer



















Date:     May 13, 2003
     -----------------

                                  CERTIFICATION

I, Edward F. Ruttenberg, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated.;

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


Date:  May 13, 2003

                                            /s/ Edward F. Ruttenberg
                                            ---------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Wayne L. Nelson, Principal Accounting Officer and Assistant Secretary certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated.;

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


Date:  May 13, 2003
                                /S/ WAYNE L. NELSON
                                -----------------------------------
                                Wayne L. Nelson
                                Principal Accounting Officer
                                And Assistant Secretary



-----------------------------

-----------------------------

                                  Exhibit Index

(a) Exhibits.

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


                                       /S/EDWARD F. RUTTENBERG
                                       ----------------------------------------
                                       Edward F. Ruttenberg
                                       Chairman and Chief Executive Officer


Dated:  May 13, 2003

     A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

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


                                       /S/ WAYNE L. NELSON
                                       -----------------------------------
                                       Wayne L. Nelson
                                       Principal Accounting Officer
                                         and Assistant Secretary

Dated:  May 13, 2003

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.