Form 10-Q
period 2003-06-30
AMERICAN LOCKER GROUP INC
filed 2003-08-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2003


Commission file number   0-439

                       American Locker Group Incorporated
       ------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

  Delaware                                                   16-0338330
(State of other jurisdiction of             (IRS Employer Identification Number)
 corporation or organization)

                         608 Allen Street, Jamestown, NY 14701
                    (Address of principal executive offices)

                                      (716) 664-9600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X
   ---    ---

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: July 30, 2003.

                    Common Stock $1.00 par value - 1,517,146

Transitional Small Business Disclosure (check one) Yes        No   X
                                                       ---        ---

Part I - Financial Information

Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                                June 30,                 December 31,
                                                                                  2003                       2002
                                                                                  ----                       ----
Assets
     Current assets:
          Cash and cash equivalents                                           $     2,151,492            $    2,002,225
          Accounts and notes receivable, less allowance
             for doubtful accounts of $314,000 in 2003
              and $333,000 in 2002                                                  4,869,543                 4,166,972
          Inventories                                                               5,423,618                 6,020,966
          Prepaid expenses                                                            327,228                   104,115
          Prepaid income taxes                                                          5,634                   234,008
          Deferred income taxes                                                       579,137                   579,137
                                                                              ----------------           ---------------
     Total current assets                                                          13,356,652                13,107,423

     Property, plant and equipment:
          Land                                                                        500,500                   500,500
          Buildings                                                                 3,455,233                 3,444,688
          Machinery and equipment                                                  11,911,745                11,611,883
                                                                              ----------------           ---------------
                                                                                   15,867,478                15,557,071
     Less allowance for depreciation                                              (10,805,032)              (10,296,881)
                                                                              ----------------           ---------------
                                                                                    5,062,446                 5,260,190

     Goodwill                                                                       6,155,204                 6,155,204
     Deferred income taxes                                                             18,152                    18,152
     Other assets                                                                     134,113                   192,447
     Notes receivable, long - term                                                    301,200                   301,200
                                                                              ----------------           ---------------


     Total assets                                                             $    25,027,767            $   25,034,616
                                                                              ================           ===============


               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                                 June 30,                 December 31,
                                                                                   2003                       2002
                                                                                   ----                       ----
Liabilities and stockholders' equity
Current liabilities:
       Line of credit                                                          $           -        $            25,000
       Accounts payable                                                            1,535,364                  1,740,763
       Commissions, salaries, wages and taxes thereon                                228,328                    602,792
       Other accrued expenses                                                        819,221                    739,309
       Current portion of long-term debt                                           1,630,000                  1,630,000
                                                                               --------------       --------------------
Total current liabilities                                                          4,212,913                  4,737,864

Long-term liabilities:
       Long-term debt                                                              7,675,457                  8,303,813
       Pension, benefits and other long-term liabilities                             145,554                    118,230
                                                                               --------------       --------------------
                                                                                   7,821,011                  8,422,043
Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued shares - 1,709,146 in 2003 and 2002,
            Outstanding shares - 1,517,146 in 2003 and 2002                        1,709,146                  1,709,146
       Retained earnings                                                          13,648,417                 12,670,948
       Treasury stock at cost (192,000 shares
          in 2003 and 2002)                                                       (2,112,000)                (2,112,000)
       Accumulated other comprehensive loss                                         (251,720)                  (393,385)
                                                                               --------------       --------------------
Total stockholders' equity                                                        12,993,843                 11,874,709
                                                                               --------------       --------------------
Total liabilities and stockholders' equity                                     $  25,027,767        $        25,034,616
                                                                               ==============       ====================

See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                              Six Months Ended June 30,
                                                                                  2003                        2002
                                                                                  ----                        ----

Net sales                                                                   $     18,663,283          $     20,262,885
Cost of products sold                                                             13,000,527                13,972,004
                                                                            -----------------         -----------------
                                                                                   5,662,756                 6,290,881
Selling, administrative and general expenses                                       3,919,623                 3,457,183
                                                                            -----------------         -----------------
                                                                                   1,743,133                 2,833,698

Interest income                                                                       11,241                    42,797
Other (expense) income--net                                                          127,501                   132,125
Interest expense                                                                    (290,175)                 (353,162)
                                                                            -----------------         -----------------
Income before income taxes                                                         1,591,700                 2,655,458
Income taxes                                                                         614,231                 1,031,460
                                                                            -----------------         -----------------
Net income                                                                  $        977,469          $      1,623,998
                                                                            =================         ==================


Earnings per share of common stock:
  Basic                                                                     $          0.64           $           0.80
                                                                            =================         ==================
  Diluted                                                                   $          0.63           $           0.79
                                                                            =================         ==================
Dividends per share of common stock:                                        $          0.00           $           0.00
                                                                            =================         ==================




See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                              Three Months Ended June 30,
                                                                                  2003                        2002
                                                                                  ----                        ----

Net sales                                                                   $      9,831,534              $  11,008,835
Cost of products sold                                                              6,911,115                  7,576,067
                                                                            -----------------             --------------
                                                                                   2,920,419                  3,432,768
Selling, administrative and general expenses                                       1,960,936                  1,965,794
                                                                            -----------------             --------------
                                                                                     959,483                  1,466,974

Interest income                                                                        5,216                     18,645
Other (expense) income--net                                                           69,769                     69,131
Interest expense                                                                    (142,094)                  (172,827)
                                                                            -----------------             --------------
Income before income taxes                                                           892,374                  1,381,923
Income taxes                                                                         343,965                    534,722
                                                                            -----------------             --------------
Net income                                                                  $        548,409              $     847,201
                                                                            =================             ==============


Earnings per share of common stock:
  Basic                                                                     $           0.36              $        0.42
                                                                            =================             ==============
  Diluted                                                                   $           0.35              $        0.42
                                                                            =================             ==============
Dividends per share of common stock:                                        $           0.00              $        0.00
                                                                            =================             ==============




See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                      Six Months Ended June 30,
                                                                                    2003                       2002
                                                                                    ----                       ----
Operating activities
Net income                                                                    $    977,469                $  1,623,998
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                              433,793                     539,055
        Deferred taxes                                                                   -                     127,772
        Change in assets and liabilities:
           Accounts and notes receivable                                          (682,161)                   (271,814)
           Inventories                                                             597,348                     609,004
           Prepaid expenses                                                       (223,113)                    (79,013)
           Accounts payable and accrued expenses                                  (526,781)                   (217,166)
           Pension and other benefits                                               27,324                    (291,850)
           Income taxes                                                            228,374                    (507,270)
                                                                              -------------               -------------
Net cash provided by operating activities                                          832,253                   1,532,716

Investing activities
Purchase of property, plant and equipment                                         (167,494)                   (131,137)
                                                                              -------------               -------------
Net cash used in investing activities                                             (167,494)                    (131,137)

Financing activities
Debt repayment                                                                    (628,356)                    (674,228)
Line of credit repayment                                                           (25,000)                           -
Common stock purchased for treasury                                                      -                     (605,000)
Common stock purchased and retired                                                       -                     (148,785)
Proceeds from common stock issued                                                        -                       42,188
                                                                              -------------               --------------
Net cash used in financing activities                                             (653,356)                  (1,385,825)
Effect of exchange rate changes on cash                                            137,864                       27,462
                                                                              -------------               --------------
Net increase in cash                                                               149,267                       43,216
Cash and cash equivalents at beginning of period                                 2,002,225                    4,579,034
                                                                              -------------               --------------
Cash and cash equivalents at end of period                                    $  2,151,492                $   4,622,250
                                                                              =============               ==============



See accompanying notes.



Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2. Provision for income taxes is based upon the estimated annual effective tax rate.


3. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                                               June 30,              December 31,
                                                                                 2003                    2002
                                                                        ----------------------- -----------------------

              Raw materials                                               $   2,541,324           $   1,572,946
              Work-in-process                                                 1,781,594               1,901,263
              Finished goods                                                  1,518,966               2,965,023
                                                                        ----------------------- -----------------------

                                                                                 5,841,884            6,439,232

               Less allowance to reduce to LIFO basis                             (418,266)            (418,266)
                                                                        ----------------------- -----------------------

                                                                          $      5,423,618        $   6,020,966
                                                                        ======================= =======================



4. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following tables sets forth the computation of basic and diluted earnings per common share:


                                                                     Six Months Ended      Six Months Ended
                                                                      June 30, 2003          June 30, 2002
                                                                      ---------------       ---------------
     Numerator:
       Net income available to common shareholders                    $      977,469        $    1,623,998
                                                                      ===============       ===============
     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                                           1,517,146             2,019,822
     Effect of Dilutive Securities:
       Stock options                                                          35,746                39,872
                                                                      ---------------       ---------------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                                        1,552,892             2,059,694
                                                                      ===============       ===============
     Basic earnings per common share                                  $         0.64        $         0.80
     Diluted earnings per common share                                $         0.63        $         0.79

                                                                    Three Months Ended     Three Months Ended
                                                                       June 30, 2003          June 30, 2002
                                                                     -----------------     -------------------
     Numerator:
       Net income available to common shareholders                    $      548,409        $      847,201
                                                                      ===============       ===============
     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                                           1,517,146             1,996,597
     Effect of Dilutive Securities:
       Stock options                                                          36,570                37,622
                                                                      ---------------       ---------------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                                        1,553,716             2,034,219
                                                                      ===============       ===============
     Basic earnings per common share                                  $         0.36        $         0.42
     Diluted earnings per common share                                $         0.35        $         0.42



5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,119,134 and $1,663,229 for the six months ended June 30, 2003 and 2002, respectively and $630,623 and $889,136 for the three months ended June 30, 2003 and 2002, respectively.

6. The components of accumulated other comprehensive income (loss) are as follows:


                                                                               June 30,              December 31,
                                                                                 2003                    2002
                                                                        ----------------------- -----------------------

              Foreign currency translation                                $        (92,441)       $       (234,106)
              Minimum pension liability, net of tax                               (159,279)               (159,279)
                                                                        ----------------------- -----------------------

                                                                          $       (251,720)       $       (393,385)

                                                                        ======================= =======================

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
First Six Months 2003 Versus First Six Months 2002

Sales for the first six months of 2003 of $18,663,000 decreased $1,600,000 or 7.9% compared to sales of $20,263,000 during the same period in 2002. Plastic locker sales to the United States Postal Service (USPS) totaled $10,065,000 during the first six months of 2003 compared to $11,652,000 during the same period of 2002. Plastic Cluster Box Units (CBUs) sales were $9,702,000 in 2003 compared to $11,196,000 in 2002. The decrease in sales of Plastic CBUs is the result of decreased purchases from the USPS. Price reductions that became effective in April 2003, resulted in approximately a $30,000 reduction in 2003 revenue versus 2002. The Company also believes that the decline in its sales levels of CBUs is the result of changes in purchasing practices by the USPS from district level purchasing to a local post office level. Sales of Outdoor Parcel Lockers (OPLs) were $363,000 in the first six months of 2003 compared to $456,000 in 2002, as a result of lower purchase levels by the USPS. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $8,598,000 for the first six months of 2003 compared to $8,611,000 for the first six months of 2002. This decrease of $13,000 was due to declines in luggage cart and other services at airport terminals, offset by increases in sales of approximately $40,000 at the Company's subsidiary, Security Manufacturing Corporation and increases in sales of vending equipment for shopping and luggage carts. The Company's contract to provide luggage cart and other services at the Toronto International Airport expired in November 2002, and was not renewed by the Company. Revenue related to services at the Toronto airport were approximately $200,000 in the first six months of 2002. The Company continues to provide luggage cart services at one terminal of the Detroit International Airport.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. In April 2003, the Company's contract with the USPS was renewed for a one-year term expiring on April 15, 2004. The contact covers all four types of Plastic CBUs, aluminum CBUs and the OPL. The contract contained price reductions ranging from zero to approximately 2% depending on the CBU or OPL type. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather as these units are installed outdoors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Cost of products sold as a percentage of sales was 69.7% during the first six months of 2003 compared to 69.0% in the first six months of 2002. The slight increase as a percentage of sales is due to lower sales volume as well as the elimination of the Toronto airport operations, where the margin was higher than certain other Company operations.

Selling, general and administrative costs for the first six months of 2003 increased $462,000 over the same period in 2002. This increase is due primarily to a one-time reduction of $319,000 in 2002 as the result of the reversal in 2002 of a liability which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. The increase was also impacted by a 2003 charge of $65,000 for a severance agreement relating to a terminated management employee at SMC, as well as increased engineering costs in 2003 relating to product development. Selling, administrative and general expenses were 21% and 17% of sales for the first six months of 2003 and 2002, respectively.

Other income - net decreased $5,000 during the first six months of 2003 compared to 2002. This caption consists primarily of cash discounts earned, which were $55,000 in 2003 and $63,000 in 2002 and service maintenance contracts, which were $53,000 in 2003 and $42,000 in 2002.

Interest expense was $290,000 in 2003 compared to $353,000 in 2002. The decrease is the result of the continuing decrease in outstanding debt throughout the period from January 1, 2002 to June 30, 2003.

Second Quarter 2003 Versus Second Quarter 2002

Second quarter sales were $9,832,000 in 2003, a decrease of $1,177,000 from the same period in 2002. The decrease was primarily related to decreases in plastic locker sales, consisting of CBUs and OPLs. Plastic locker sales were $5,584,000 and $6,365,000 in 2003 and 2002, respectively, a decline of $781,000. The decline is the result of the factors discussed above. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, declined by $396,000 in the second quarter of 2003 compared to 2002. This is the result of lower demand across most product lines and the termination of the Toronto airport services discussed above.

Cost of products sold as a percentage of sales was 70.3% during the second quarter of 2003, compared to 68.8% during the second quarter of 2002. The deterioration in 2003 is the result of lower sales volume, and to a lesser extent the elimination of the Toronto airport operations, where the margins were higher than the Company's other operations.

Selling, administrative and general expenses were 19.9% of net sales during the second quarter of 2003 compared to 17.9% in the second quarter of 2002. The increased percentage is due primarily to the lower sales volume in 2003.

Other income - net increased $1,000 during the first six months of 2003 compared to 2002. This caption consists primarily of cash discounts earned and service maintenance contracts.

Interest expense in the second quarter of 2003 of $142,000 decreased from $173,000 in 2002 as a result of the reduction in outstanding debt.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.17 to 1 at June 30, 2003 and 2.77 to 1 at

December 31, 2002. Working capital, the excess of current assets over current liabilities, was $9,144,000 at June 30, 2003, an increase of $774,000 over $8,370,000 at December 31, 2002. Cash provided by operating activities was $832,000 and $1,533,000 during the first six months of 2003 and 2002, respectively.

The Company anticipates that cash on hand and cash generated from operations in 2003 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line of credit available to assist in satisfying future operating cash needs. No amount is outstanding under the line of credit at June 30, 2003.

Effects of New Accounting Pronouncements

There are no recently issued accounting standards that the Company believes will have a material impact on its financial position or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act Of 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, (iii) the risk that the Company's contract with the USPS will not be renewed or that orders placed by the USPS under such contract will be substantially reduced, and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the chief executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures were effective in all material respects as of June 30, 2003 to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. During the quarter ended June 30, 2003, there were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such reporting, or reasonably likely to materially affect, the Company's internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

Part II.  Other Information

Item 1.  Legal Proceedings

As previously reported, in June 2002, the Company was named as a defendant in a lawsuit titled "Alfred Todak and Stephanie Todak v. Allen-Bradley Company, et al" filed in King County Superior Court, King County, Washington. The plaintiffs asserted that the Company, together with multiple additional named and unnamed defendants, manufactured and sold products containing asbestos exposure to which has resulted in injury to the plaintiffs. This case was resolved in May 2003 by means of an agreement with the plaintiffs following the Company's Motion for Summary Judgment. The plaintiffs settled for $501, of which $251 was paid by the Company's insurance carriers and, as a one time procedural matter to facilitate prompt settlement, $250 was paid by the Company.

As previously reported, in December 1998, the Company was named as a defendant in a lawsuit titled "Roberta Raiport, et al. v. Gowanda Electronics Corp. And American Locker Group, Inc." pending in the State of New York Supreme Court, County of Cattaragus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." In June 2003, Gowanda Electronics Corp. filed a motion for summary judgement seeking to be dismissed from the suit. The plaintiffs and the Company have filed objections to such motion and the court has yet to rule on the motion. The Company believes that its potential liability with respect to this site, if any, is not material. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a material adverse impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

As previously reported, on July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "NYSDEC") advising the Company that it is a potentially responsible party ("PRP") with respect to environmental contamination at the site mentioned above located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which sets forth a remedy which includes continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that the remediation plan selected by NYSDEC will cost approx. $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a thirty-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by the NYSDEC is the most appropriate. This matter has not been litigated and at the present time the Company has only been identified as a PRP. The Company also believes other parties may have been identified by the NYSDEC as PRPs and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced construction of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights, and to date the Company has not experienced any cost associated with this matter.


Item 6. Exhibits and Reports on Form 8-K


          (a) Exhibits

10.1 Second Amendment dated as of May 13, 2003 to Manufacturing Agreement dated as of October 1, 2000 between Signore, Inc. and American Locker Security Systems, Inc.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification  of Principal  Accounting  Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

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



                            AMERICAN LOCKER GROUP INCORPORATED
                                        (Registrant)


                            /s/ Roy J. Glosser
                            ----------------------------------------------------
                            Roy J. Glosser
                            President, Chief Operating Officer and Treasurer
















Date:         August 12, 2003

Exhibit Index

(a)     Exhibits.

        10.1 Second Amendment dated as of May 13, 2003 to Manufacturing Agreement dated as of October 1, 2000 between Signore, Inc. and American Locker Security Systems, Inc.

        31.1   Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2   Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1   Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002


        32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002