Form 10-Q
period 2003-09-30
AMERICAN LOCKER GROUP INC
filed 2003-11-10
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
     OR


(  ) TRANSITION  REPORT  UNDER  SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM        TO
                            ------



Commission file number 0-439
                       -----
                       American Locker Group Incorporated
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

         Delaware                                        16-0338330
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

State the number of shares outstanding of each of the issuer's class of common stock equity as of the latest practicable date: November 3, 2003.

                    Common Stock $1.00 par value - 1,534,146

     Part I - Financial Information

     Item 1 - Financial Statements

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                    September 30,              December 31,
                                                                        2003                       2002
                                                                        ----                       ----
Assets
     Current assets:
          Cash and cash equivalents                                $  2,398,011               $   2,002,225
          Accounts and notes receivable, less allowance
             for doubtful accounts of $315,000 in 2003
              and $333,000 in 2002                                    4,399,427                   4,166,972
          Inventories                                                 5,889,061                   6,020,966
          Prepaid expenses                                              166,782                     104,115
          Prepaid income taxes                                          179,605                     234,008
          Deferred income taxes                                         579,137                     579,137
                                                                   ------------               -------------
     Total current assets                                            13,612,023                  13,107,423

     Property, plant and equipment:
          Land                                                          500,500                     500,500
          Buildings                                                   3,455,049                   3,444,688
          Machinery and equipment                                    12,093,285                  11,611,883
                                                                   ------------               -------------
                                                                     16,048,834                  15,557,071
     Less allowance for depreciation                               (10,988,720)                (10,296,881)
                                                                   ------------               -------------
                                                                      5,060,114                  5,260,190

     Goodwill                                                         6,155,204                  6,155,204
     Deferred income taxes                                               18,152                     18,152
     Other assets                                                       104,947                    192,447
     Notes receivable, long-term                                        246,200                    301,200
                                                                   ------------               ------------
     Total assets                                                  $ 25,196,640               $ 25,034,616
                                                                   ============               ==+=========




               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets



                                                                    September 30,               December 31,
                                                                         2003                       2002
                                                                         ----                       ----
Liabilities and stockholders' equity
Current liabilities:
       Line of Credit                                                         -                 $     25,000
       Accounts payable                                            $  1,699,477                    1,740,763
       Commissions, salaries, wages and taxes thereon                   230,357                      602,792
       Other accrued expenses                                           945,493                      739,309
       Current portion of long-term debt                              1,630,000                    1,630,000
                                                                   ------------                 ------------
Total current liabilities                                             4,505,327                    4,737,864

Long-term liabilities:
       Long-term debt                                                 7,003,537                    8,303,813
       Pension and other benefits                                       122,910                      118,230
                                                                   ------------                 ------------
                                                                      7,126,447                    8,422,043

Total liabilities                                                    11,631,774                   13,159,907

Stockholders' equity:
       Common stock, $1 par value:
         Authorized shares - 4,000,000
           Issued shares - 1,726,146 in 2003 and 1,709,146
                in 2002
           Outstanding shares - 1,534,146 in 2003 and 1,517,146
                in 2002                                               1,726,146                    1,709,146
       Other capital                                                     97,812                            -
       Retained earnings                                             14,107,919                   12,670,948
       Treasury stock at cost (192,000 shares in 2003 and 2002)     (2,112,000)                  (2,112,000)
       Accumulated other comprehensive income (loss)                  (255,011)                    (393,385)
                                                                   ------------                 ------------
Total stockholders' equity                                           13,564,866                   11,874,709
                                                                   ------------                 ------------
Total liabilities and stockholders' equity                         $ 25,196,640                 $ 25,034,616
                                                                   ============                 ============

See accompanying notes.



               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                      Nine Months Ended September 30,
                                                                          2003                2002
                                                                          ----                ----

Net sales                                                               $28,177,583      $30,238,813
Cost of products sold                                                    19,660,354       20,809,424
                                                                    ---------------      -----------
                                                                          8,517,229        9,429,389
Selling, administrative and general expenses                              5,958,793        5,302,278
                                                                    ---------------      -----------
                                                                          2,558,436        4,127,111

Interest income                                                              30,709           80,823
Other (expense) income--net                                                 152,785          225,268
Interest expense                                                          (402,463)        (515,890)
                                                                    ---------------      -----------
Income before income taxes                                                2,339,467        3,917,312
Income taxes                                                                902,496        1,526,327
                                                                    ---------------      -----------
Net Income                                                              $ 1,436,971      $ 2,390,985
                                                                    ===============      ===========


Earnings per share of common stock:
  Basic                                                                       $0.95            $1.20
                                                                    ===============      ===========
  Diluted                                                                     $0.93            $1.18
                                                                    ===============      ===========
Dividends per share of common stock:                                          $0.00            $0.00
                                                                    ===============      ===========


See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                                 Three Months Ended September 30,
                                                                      2003                  2002
                                                                      ----                  ----

Net sales                                                         $ 9,514,300           $ 9,975,928
Cost of products sold                                               6,659,827             6,837,420
                                                                  -----------           -----------
                                                                    2,854,473             3,138,508
Selling, administrative and general expenses                        2,039,170             1,845,095
                                                                  -----------           -----------
                                                                      815,303             1,293,413

Interest income                                                        19,468                38,026
Other (expense) income--net                                            25,284                93,143
Interest expense                                                    (112,288)             (162,728)
                                                                  -----------           -----------
Income before income taxes                                            747,767             1,261,854
Income taxes                                                          288,265               494,867
                                                                  -----------           -----------
Net Income                                                           $459,502           $   766,987
                                                                  ===========           ===========


Earnings per share of common stock:
  Basic                                                                 $0.30                 $0.40
                                                                  ===========           ===========
  Diluted                                                               $0.30                 $0.39
                                                                  ===========           ===========
Dividends per share of common stock:                                    $0.00                 $0.00
                                                                  ===========           ===========




See accompanying notes.


               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                             Nine Months Ended September 30,
                                                                 2003                 2002
                                                                 ----                 ----
Operating activities
Net income                                                    $ 1,436,971          $ 2,390,985
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                             646,647              769,718
        Deferred income taxes                                           -              127,772
        Change in assets and liabilities:
           Accounts and notes receivable                        (143,570)              116,235
           Inventories                                            131,905              122,320
           Prepaid expenses                                      (62,667)             (71,911)
           Accounts payable and accrued expenses                (225,577)              486,517
           Long-term pension and other benefits                     (170)            (291,850)
           Income taxes                                           121,403            (506,161)
                                                              -----------          -----------
Net cash provided by operating activities                       1,904,942            3,143,625

Investing activities
Purchase of property, plant and equipment                       (348,850)            (187,372)
                                                              -----------          -----------
Net cash used in investing activities                           (348,850)            (187,372)

Financing activities
Debt repayment                                                (1,300,276)          (1,318,996)
Line of credit repayment                                         (25,000)                    -
Common stock purchased for treasury                                     -          (1,793,000)
Common stock purchased and retired                                      -            (148,785)
Proceeds from common stock issued                                  47,812               42,188
                                                              -----------          -----------
New cash used in financing activities                         (1,277,464)          (3,218,593)
Effect of exchange rate changes on cash                           117,158             (20,605)
                                                              -----------          -----------
Net increase (decrease) in cash                                   395,786            (282,945)
Cash and cash equivalents at beginning of period                2,002,225            4,579,034
                                                              -----------          -----------
Cash and cash equivalents at end of period                     $2,398,011          $ 4,296,089
                                                              ===========          ===========

See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

                                                  September 30,     December 31,
                                                      2003              2002

        Raw materials                              $2,628,143       $1,572,946
        Work-in-process                             1,815,618        1,901,263
        Finished goods                              1,863,386        2,965,023
                                                   ----------       ----------
                                                   $6,307,147       $6,439,232
       Less allowance to reduce
       Carrying value to LIFO basis                 (418,086)        (418,266)
                                                   ----------       ----------
                                                   $5,889,061       $6,020,966
                                                   ==========       ==========

4. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following tables set forth the computation of basic and diluted earnings per common share:


                                                           Nine Months Ended            Nine Months Ended
                                                           September 30, 2003           September 30, 2002
                                                           ------------------           ------------------
Numerator:
   Net income available to common shareholders              $1,436,971                   $2,390,985
                                                            ==========                   ==========
Denominator:
   Denominator  for  basic  earnings  per  share -           1,519,856                    1,988,683
weighted average shares
Effect of Dilutive Securities:
   Stock Options                                                33,453                       39,909
                                                            ----------                   ----------
   Denominator  for  diluted  earnings  per share -
adjusted weighted average shares and assumed
conversion                                                   1,553,309                    2,028,592
                                                            ==========                   ==========
Basic earnings per share                                         $0.95                        $1.20
Diluted earnings per share                                       $0.93                        $1.18

                                                           Three Months Ended           Three Months Ended
                                                           September 30, 2003           September 30, 2002
                                                           ------------------           ------------------
Numerator:
   Net income available to common shareholders               $ 459,502                   $  766,987
                                                             =========                   ==========
Denominator:
   Denominator  for  basic  earnings  per  share -           1,525,276                    1,926,407
weighted average shares
Effect of Dilutive Securities:
   Stock Options                                                28,868                       39,909
                                                             ---------                   ----------

   Denominator  for  diluted  earnings  per share -           1,554,144                   1,966,316
adjusted weighted average shares and assumed conversion      ==========                  ==========
Basic earnings per share                                          $0.30                       $0.40
Diluted earnings per share                                        $0.30                       $0.39


6. Total comprehensive income consisting of net income and foreign currency translation adjustment was $1,575,345 and $2,396,982 for the nine months ended September 30, 2003 and September 30, 2002 respectively, and $456,221 and $733,754 for the three months ended September 30, 2003 and 2002 respectively. The components of other comprehensive income (loss) are as follows:
                                                   Septembe 30,     December 31,
                                                       2003             2002
                                                   -----------------------------
        Foreign  currency   translation            $ (95,732)        $(234,106)
        Minimum  pension liability, net  of  tax    (159,279)         (159,279)
                                                   -----------------------------
                                                   $(255,011)        $(393,385)
                                                   =============================

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

               American Locker Group Incorporated and Subsidiaries

First Nine Months 2003 As Compared to the First Nine Months 2002

Sales for the first nine months of 2003 of $28,178,000 decreased $2,061,000 or 6.8% compared to sales of $30,239,000 during the same period in 2002. Plastic locker sales to the United States Postal Service (USPS) totaled $15,466,000 during the first nine months of 2003 compared to $17,250,000 during the same period of 2002. Plastic Cluster Box Units (CBUs) sales were $14,943,000 in 2003 compared to $16,597,000 during 2002. The decrease in sales of Plastic CBUs is the result of decreased purchases from the USPS. Price reductions that became effective in April 2003, resulted in approximately a $50,000 reduction in 2003 revenue versus 2002. The Company also believes that the decline in its sales levels of CBUs is the result of changes in purchasing practices by the USPS from district level purchasing to the local post office level. Sales of Outdoor Parcel Lockers (OPLs) were $523,000 in the first nine months of 2002 compared to $653,000 in 2002. The decrease in sales of OPLs is the result of lower volume. Sales of metal, mechanical and electronic lockers, which includes the Company's luggage cart business, were $12,711,000 for the first nine months of 2003 compared to $12,989,000 for the first nine months of 2002. This decrease of $277,000 or 2% was due to declines in luggage cart and other services at airport terminals and decreases in sales of vending equipment for shopping and luggage carts, offset by increases in sales of approximately $680,000 at the Company's subsidiary, Security Manufacturing Corporation (SMC). The increase at SMC was primarily due to higher sales volume of aluminum CBUs to non-postal customers. The Company's contract to provide luggage cart and other services at the Toronto International Airport expired in November 2002, and was not renewed by the Company. Revenue related to services at the Toronto airport was approximately $300,000 in the first nine months of 2002. The Company continues to provide luggage cart services at one terminal of the Detroit International Airport.

The Company believes that the long-term outlook for CBU volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. In April 2003, the Company's contract with the USPS was renewed for a one-year term expiring on April 15, 2004. The contact covers all four types of plastic CBUs, aluminum CBUs and the OPL. The contract contained price reductions ranging from zero to approximately 2% depending on the CBU or OPL type. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather as these units are installed outdoors. The Company believes its CBU product line, including the aluminum CBUs made by SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Cost of products sold as a percentage of sales was 69.7% during the first nine months of 2003 compared to 68.8% in the first nine months of 2002. The slight increase is the result of lower sales volume as well as the elimination of the Toronto airport operations, where the margin was higher than certain other Company operations.

Selling, general and administrative costs for the first nine months of 2003 increased $650,000 over the same period in 2002. This increase is due primarily to a one-time reduction of $319,000 in 2002 as the result of the reversal in 2002 of a liability, which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. The increase was also impacted by a 2003 charge of $65,000 for a severance agreement relating to a terminated management employee at SMC, as well as increased engineering costs in 2003 relating to product development. Selling, administrative and general expenses were 21.1% and 17.5% of sales for the first nine months of 2003 and 2002, respectively.

Other income - net decreased $72,000 during the first nine months of 2003 compared to 2002. This caption consists primarily of cash discounts earned, which were $89,000 in 2003 and $96,000 in 2002 and service maintenance contracts, which were $82,000 in 2003 and $134,000 in 2002.

Interest expense was $402,000 in 2003 compared to $516,000 in 2002. The decrease is the result of lower outstanding debt during 2003 versus 2002 as the Company continues to make scheduled payments on its outstanding debt.

Third Quarter 2003 As Compared to the Third Quarter 2002

Third quarter sales were $9,514,000 in 2003, a decrease of $462,000 from $9,976,000 during the same period in 2002. The decrease consisted of a decrease of $197,000 in sales of CBUs and OPLs, and other declines in metal, mechanical and electronic lockers of $907,000; these declines were offset by an increase in sales of $643,000 at SMC due to higher volumes in 2003 versus 2002.

Cost of products sold as a percentage of sales was 70.0% during the third quarter of 2003, compared to 68.5% during the third quarter of 2002. The deterioration in 2003 is the result of lower sales volume, and to a lesser extent the elimination of the Toronto airport operations, where the margins were higher than the Company's other operations.

Selling, administrative and general expenses were 21.4% of net sales during the third quarter of 2003 compared to 18.5% in the third quarter of 2002, as a result of the decline in sales in 2003 and the fixed nature of certain expenses.

Other income - net decreased $68,000 during the first nine months of 2003 compared to 2002. This decrease primarily relates to a decrease in maintenance contracts of approximately $60,000 during the third quarter of 2003 versus the third quarter of 2002.

Interest expense in the third quarter of 2003 of $112,000 decreased from $163,000 in the third quarter of 2002 due to the reduction in outstanding debt during the last 12 months.

Liquidity and Sources of Capital

The Company's liquidity is reflected in its current ratio and its working capital. The current ratio, the ratio of current assets to current liabilities, was 3.0 to 1 at September 30, 2002 and 2.8 to 1 at December 31, 2002, respectively. Working capital, the excess of current assets over current liabilities, was $9,107,000 at September 30, 2003, an increase of $737,000 over $8,370,000 at December 31, 2002. Cash provided by operating activities was $1,905,000 during the first nine months of 2003, compared to $3,144,000 provided by operating activities for the same period in

2002. The Company's $3,000,000 line of credit is available to assist in satisfying future working capital needs, if required.

The Company anticipates that cash on hand and cash generated from operations in 2003 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs. No amount is outstanding under the line of credit at September 30, 2003.

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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the chief executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures were effective in all material respects as of September 30, 2003 to ensure that material information relating to the Company, including the Company's consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. During the quarter ended September 30, 2003, there were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such reporting, or reasonably likely to materially affect, the Company's internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

          (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

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

                                 AMERICAN LOCKER GROUP INCORPORATED
                                           (Registrant)


                               /s/ Roy J. Glosser
                                ------------------------------------------------
                                Roy J. Glosser
                                President, Chief Operating Officer and Treasurer













Date:    November  10, 2003

Exhibit Index

(a) Exhibits.

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

        32.1   Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

        32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 31.1
                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Edward F. Ruttenberg, Chairman and Chief Executive Officer, certify that:

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 10, 2003

                                            /s/ Edward F. Ruttenberg
                                            ------------------------------------
                                            Edward F. Ruttenberg
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 31.2

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



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

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  November 10, 2003
                                               /s/ Wayne L. Nelson
                                               ---------------------------------
                                               Wayne L. Nelson
                                               Principal Accounting Officer
                                               And Assistant Secretary

                                                                    EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.
     .


                               /s/ Edward F. Ruttenberg
                               ------------------------
                               Edward F. Ruttenberg
                               Chairman and Chief Executive Officer


Dated:  November 10, 2003

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2


                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                              /s/ Wayne L. Nelson
                              -------------------
                              Wayne L. Nelson
                              Principal Accounting Officer
                              and Assistant Secretary

Dated:  November 10, 2003

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.