Form 10-K
period 2003-12-31
AMERICAN LOCKER GROUP INC
filed 2004-03-26
CIK 8855

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

          [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

          [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          Commission file number 0-439

                       American Locker Group Incorporated
-------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                Delaware                                   16-0338330
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    608 Allen Street, Jamestown, New York                  14701-3966
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number,  including area code) 1-716-664-9600
                                                      -------------------------
Securities registered under Section 12(b) of the Exchange Act:

Title of each class       Name of each exchange on which registered

        None
-------------------       -----------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock Par Value $1.00 Per Share
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No   .
             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

                                 Yes [ ] No [X]

     As of June 30, 2003, 1,517,146 shares of Common Stock, $1.00 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $15,695,662 based on the closing price per share of Common Stock on this date of $14.05 as reported on the NASDAQ. Shares of Common Stock known by the Registrant to be beneficially owned by directors of the Registrant and officers of the Registrant and other persons reporting beneficial ownership of 5% or more of Common Stock pursuant to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

At March 16, 2004, the Registrant had outstanding 1,534,146 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the definitive Proxy Statement for the Annual Stockholders' Meeting to be held May 11, 2004, are incorporated by reference into Part III.

PART I
------

Item 1.  Description of Business

American Locker Group Incorporated (the "Company") is engaged primarily in the sale of lockers. This includes coin, key-only, and electronically controlled checking lockers and related locks and plastic and aluminum centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreational and transportation industries, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold for use in transportation industry and other uses. The plastic and aluminum centralized mail and parcel distribution lockers are sold to the United States Postal Service ("USPS"), directly to end users, and to distributors and resellers for use in centralized mail and parcel delivery in new housing and industrial developments, inside postal lobbies and apartment buildings and for replacement of older style lockers in existing locations.

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

One of the Company's subsidiaries is a party to a Manufacturing Agreement dated October 1, 2000 with Signore, Inc., formerly a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The Agreement, which replaced a similar agreement dated January 1, 1990, has been amended and restated to provide for a term which expires August 31, 2006, subject to automatic renewal for a one year period on September 1, 2006, and subject to termination by either party on one years notice to the other party. The Agreement provides that the cost to the Company for these services be equal to Signore's standard cost divided by 80%.

Business Segment Information
----------------------------

The Company, including its foreign subsidiary, is engaged primarily in one business: sale of lockers, including coin, key-only and electronically controlled checking lockers and locks and the sale of plastic and aluminum centralized mail and parcel distribution lockers.

The Company has developed a range of products to support the United States Postal Service (USPS) Centralized Delivery program. Outdoor Parcel Lockers
(OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 171,000 plastic OPLs to the USPS. Cluster Box Units
(CBUs) are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three plastic CBUs in quantity to the United States Postal Service. The Company, including SMC, is approved to ship Type One, Two, Three and Four plastic CBUs, and Type Two, Three and Four aluminum CBUs. As of March 16, 2004, plastic Cluster Box Units with aggregate invoice prices in excess of $183 million have been shipped to the United States Postal Service pursuant to the 1994 contract and subsequent contracts. Components of these units are made by outside vendors and the units are assembled by the Company's wholly owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units are sold directly by ALSSI to the USPS and private markets. Aluminum CBUs are manufactured by SMC and sold directly to the USPS and private markets.

The checking lockers are fabricated by Signore, Inc. and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured by Signore, Inc. with locks supplied from ALSSI. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary. Sales of checking lockers are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides nationwide and Canadian maintenance and repair services with respect to coin operated lockers previously sold by ALSSI and Canadian Locker. The Company developed an electronic cash and credit card operated baggage cart system that has been sold to several U.S. airports and also to third-party operators for use in two major U.S. airports. The Company also sells this vending system to shopping centers for the rental of shopping carts.

Additional   information  with  respect  to  business  segment  data,  including significant customers, is disclosed in Note 13 of the financial statements included in Item 8 of this Form 10-K.

Competition
-----------

While the Company is not aware of any reliable trade statistics, it believes that its subsidiaries, ALSSI and Canadian Locker are the dominant suppliers of key controlled checking lockers in the United States and Canada. The Company faces active competition from several manufacturers of locker products sold to the United States Postal Service and other purchasers.

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

Employees
---------

The Company and its subsidiaries actively employed 154 individuals on a full-time basis as of December 31, 2003, in its businesses, 12 of whom are in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

Dependence on Material Customer
-------------------------------

During 2003, 2002 and 2001, one customer, the United States Postal Service, accounted for 52.7%, 56.4%, and 63.1% of net sales, respectively. The loss of this customer, or a reduction in its orders, could adversely affect the Company's operations and financial results.

Research and Development
------------------------

The Company engages in research and development activities relating to new and improved products. It expended $431,000, $174,000, and $91,000 in 2003, 2002 and
2001, respectively, for such activity in its continuing businesses.

Compliance with Environmental Laws and Regulations
--------------------------------------------------

Based on the information available to it, the Company believes that it is in compliance with present federal, state and local environmental laws and regulations.

As previously reported, in December 1998, the Company was named as a defendant in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. And American Locker Group, Inc. pending in the State of New York Supreme Court, County of Cattaraugus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." In June 2003, Gowanda Electronics Corp. filed a motion for summary judgment seeking to be dismissed from the suit. The plaintiffs and the Company have filed objections to such motion and the court has yet to rule on the motion. The Company believes that its potential liability with respect to this site, if any, is not material. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a material adverse impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

As previously reported, on July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the NYSDEC) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at the site mentioned above located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it sets forth a remedy which includes continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that the remediation plan selected by NYSDEC will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a thirty-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate. This matter has not been litigated and at the present time the Company has only been identified as a PRP. The Company also believes other parties may have been identified by the NYSDEC as PRPs and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced construction of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights, and to date the Company has not experienced any cost associated with this matter.

Backlog
-------

Backlog of orders is not significant in the Company's business as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

Executive Officers of the Company
---------------------------------
                                                                   Year First
                                                                    Assumed
      Name                 Age    Office Held with Company          Position
-------------------------------------------------------------------------------

Edward F. Ruttenberg       57     Chairman of the Board and           1998
                                  Chief Executive Officer

Roy J. Glosser             43     President, Chief Operating          1996
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

Our   code  of   ethics   is   available   free  of   charge   at  our   website
http://www.americanlocker.com.

Also, copies of our annual report will be made available, free of charge, upon written request to American Locker Group, Inc., Attn: Investor Relations, 608 Allen Street, Jamestown, NY 14701-3966.

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

Pittsburgh, PA       Executive Office                            200*              Office space

Ellicottville, NY    American Locker Security                 12,800               Lock manufactur-
                       Systems, Inc. - Lock Shop                                   ing service and
                                                                                   repair

Toronto,             Canadian Locker Company, Ltd.             4,000*              Coin-
  Ontario                                                                          operated
                                                                                   lockers and
                                                                                   locks

Toronto,
  Ontario            Canadian Locker Company, Ltd.             3,000*              Warehouse

Grapevine, TX        Altreco, Inc (Operated by Security       70,000               Manufacturing
                     Manufacturing Corporation)                                    and office
                                                             -------
                                                TOTAL        157,200
                                                             =======

The Company believes that its facilities, which are of varying ages and types of construction and the machinery and equipment utilized in such facilities, are in good condition and are adequate for its presently contemplated needs. All facilities are leased except for the Ellicottville, New York and Grapevine, Texas facilities. The leases on these properties terminate at various times from 2004 through 2011.

Item 3.  Legal Proceedings

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 140 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of February 19, 2004, settlement agreements have been entered in 15 cases with funds authorized and provided by the Company's insurance carrier. Further, over 90 cases originally filed in 1995 through 2000 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of February 19, 2004 is approximately 35 cases originally filed against other defendants in 2001 through 2003.

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

See "Item 1.  Business - Compliance with Environmental Laws and Regulations."

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 2003.

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

                                Per Common Share
                                ----------------
                                  Market Price
                                  ------------
                                                              Dividend
     2003              High              Low                  Declared
-----------------------------------------------------------------------

First Quarter          $  14.87         $  11.85            $   0.00
Second Quarter            16.22            12.00                0.00
Third Quarter             15.35            11.80                0.00
Fourth Quarter            13.00            10.25                0.00
                                                               -----
Total                                                       $   0.00
                                                            ========


                                                              Dividend
     2002              High              Low                  Declared
-----------------------------------------------------------------------

First Quarter          $ 17.50          $  10.50            $   0.00
Second Quarter           14.00             10.53                0.00
Third Quarter            13.99              9.52                0.00
Fourth Quarter           14.00             10.00                0.00
                                                               -----
Total                                                       $   0.00
                                                            ========


As of March 16, 2004, the Company had 1,046 security holders of record.

By agreement with its principal lender, the Company's ability to declare future dividends is restricted. See Note 4 to the financial statements included in Item 8 of this Form 10-K.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. For a more detailed discussion of 2001 through 2003, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 Financial Statements and Supplementary Data of this Form 10-K. The below amounts include the results of Security Manufacturing Corporation since its acquisition by the Company on July 6, 2001.

                                                   2003           2002          2001          2000         1999
                                                   ----           ----          ----          ----         ----

Sales                                             $39,256,438   $40,670,721   $39,627,216  $37,662,140   $34,950,104

Income before income taxes                          3,545,379     4,972,307     4,939,946    4,840,632     4,395,208

Income taxes                                        1,398,247     1,949,479     1,879,585    1,891,419     1,771,407

Net income                                          2,147,132     3,022,828     3,060,361    2,949,213     2,623,801

Earnings per share - basic                               1.41          1.57          1.49         1.33          1.11

Earnings per share - diluted                             1.38          1.54          1.47         1.32          1.09

Weighted average common shares
outstanding - basic                                 1,523,429     1,921,612     2,053,838    2,214,406     2,363,338

Weighted average common shares
outstanding - diluted                               1,554,328     1,957,561     2,083,484    2,230,785     2,402,108

Dividends declared                                       0.00          0.00          0.00         0.00          0.00

Interest expense                                      529,642       670,144       441,773      140,920       153,861

Depreciation and amortization expense                 893,236       974,165       956,430      796,140       630,047

Expenditures for property, plant and                  543,146       316,180       801,009      206,604     1,915,139
equipment

YEAR-END POSITION
Total assets                                       25,873,480    25,034,616    29,735,420   15,582,599    15,179,069

Long-term debt, including current portion           8,305,487     9,933,813    11,578,687      333,320     2,034,324

Stockholders' equity                               14,162,140    11,874,709    14,553,876   11,723,825    10,107,210

Stockholders' equity per share (1)                       9.23          7.83          7.12         5.68          4.44

Common shares outstanding at year-end               1,534,146     1,517,146     2,043,046    2,062,540     2,277,118

Number of employees                                       154           161           198          144           137

(1) Based on shares outstanding at year-end.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies And Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue at the point of passage of title, which is at the time of shipment to the customer. The Company derived approximately 20% of its revenue in 2003 from sales to distributors. These distributors do not have a right to return unsold products, however returns may be permitted in specific situations. Historically returns have not been significant.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectiblity and establishing allowances for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an inability to make payments, additional allowances would be required.

Inventory

The Company records reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and management's review of existing inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves resulting in a charge to expense would be required.

Legal Matters

The Company is subject to certain legal proceedings as discussed in Note 16 of the consolidated financial statements. Currently, the Company does not believe that these matters will have a material impact on its financial results or financial position. This conclusion is based primarily on the Company's insurance coverage for these matters. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions or other circumstances involving these legal matters. Historically the Company has not incurred significant costs for litigation matters.

Goodwill

As described in Note 2 to the consolidated financial statements, the Company has recorded goodwill of $6,155,000 in connection with its acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, performed the required goodwill impairment tests. Based upon these tests no impairment was determined to exist. The annual required goodwill impairment test is performed at the beginning of the fourth calendar quarter. In assessing impairment the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for the recorded goodwill.

Pension Assumptions

The Company maintains a defined benefit plan covering its U.S. employees. The accounting for the plan is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumption for return on assets reflects the rate of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rate of return of 7% used in 2003 was determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the return on assets assumption, assumptions for the rate of compensation increase and discount rate were made. The rate of compensation increase used in determining the 2003 pension cost was 5.5%, and was determined using a projection of inflation and real wage increase assumptions. The discount rate used in determining the 2003 pension cost was 6.75%. Consistent with prior years, the Company uses a discount rate that approximates the average AA corporate bond rate. The discount rate used to value the projected benefit obligation at December 31, 2003 was 6% due to the decrease during 2003 of the average AA corporate bond rates. A 0.25% change in the expected return on plan assets or the discount rate would not have a significant impact on the Company's annual pension expense.

Deferred Income Tax Assets

The Company has net deferred tax assets of approximately $783,000 at December 31, 2003. This balance relates to timing differences between the financial reporting and tax reporting of certain expenses. The ultimate realization of the deferred income tax assets is primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2003, are realizable. If future operating results lead to taxable losses it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Results of Operations - 2003 Compared to 2002

Overall Results and Outlook
---------------------------
2003 results were impacted by various factors, which are provided in more detail below. Net income decreased by $875,000 in 2003 versus 2002. This was due primarily to lower sales volume with the USPS and increases in certain expenses, especially employee related costs. The Company continues to expand its product offerings and believes that it is maintaining its market share with the USPS regarding both plastic and aluminum products.

The Company  believes that the long-term  outlook for sales of Cluster Box Units
(CBUs) volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. In April 2003, the Company's contract with the USPS was renewed for a one-year term expiring on April 15, 2004. The Company has been advised by the USPS that this contract will likely be extended on a short term basis and that the USPS will, as in past years, seek bids with respect to this contract later this year. The current contract covers all four types of plastic CBUs, aluminum CBUs and the OPL. The contract contained price reductions ranging from zero to approximately 2% depending on the CBU or OPL type. As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather, as these units are installed outdoors. The Company believes its CBU product line, including the acquired line of aluminum CBUs made by the Company's new subsidiary, SMC, continues to represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Net Sales
---------
Consolidated sales in 2003 totaled $39,256,000, a 3% decrease from sales of $40,671,000 in 2002. Plastic locker sales to the United States Postal Service
(USPS) totaled  $21,967,000  in 2003 compared to  $23,580,000 in 2002.  Sales of plastic Cluster Box Units (CBUs) to the USPS decreased 6% to $21,223,000 in 2003 from $22,649,000 in 2002. Sales of plastic Outdoor Parcel Lockers (OPLs) were $744,000 in 2003 compared to $931,000 in 2002. The decrease in CBU sales in 2003 compared to 2002 was the result primarily of decreased purchases from the USPS. Price reductions that became effective in April 2003 resulted in a reduction of revenue of approximately $90,000 in 2003 versus 2002. The Company also believes that the decline in its sales of CBUs is the result of changes in purchasing practices by the USPS from district level purchasing to purchasing at the local post office level.

Sales from the Company's other locker products, primarily the sale of metal, coin and key-only and electronically controlled lockers, and aluminum CBUs were $17,135,000 in 2003 compared to $16,512,000 in 2002, an increase of $623,000.
This increase consists of an increase of $1,140,000 in SMC's sales, offset by a decrease of $517,000 relating to other locker products. The increase in SMC sales is due primarily to increases in aluminum mailbox sales.

Revenues from the luggage cart business for airport terminals were $154,000 in 2003 versus $578,000 in 2002. The decline in the luggage cart business revenues is primarily due to the expiration of the service contract with the Toronto International Airport in November 2002 and continued decline in revenue at the Detroit International Airport. Effective in January 2004, the Company has terminated the luggage cart services in Detroit. As such the Company does not presently provide any luggage cart rental services.

Cost of Sales
-------------
Consolidated cost of sales as a percentage of sales was 69.7% in 2003 compared to 68.9% in 2002. The slight increase in 2003 is the result of lower sales volume in general, price reductions to the USPS for CBUs, as well as the elimination of the Toronto airport operations, where margins were higher than certain other Company operations.

Selling, Administrative and General Expenses
--------------------------------------------
Selling, administrative and general expenses were $8,086,000 during 2003, an increase of 9% from $7,400,000 in 2002. This increase of $686,000 is partially due to a one-time reduction of $319,000 in 2002 as the result of the reversal in 2002 of a liability, which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. The increase was also impacted by an increase in pension costs of $155,000 in 2003 versus 2002, a 2003 charge of $65,000 for a severance agreement relating to a terminated management employee at SMC, as well as increased engineering costs in 2003 relating to product development. Higher health and liability insurance premiums also contributed to the increase.

Interest Income and Expense
---------------------------
Interest income decreased by $58,000 in 2003 compared to 2002 as a result of lower interest rates earned on cash deposits during 2003 versus 2002.

Interest expense decreased in 2003 as a result of lower outstanding debt as the Company continues to make scheduled payments on its outstanding debt. No new debt was incurred in 2003.

Other Income - net
------------------
Other income - net consists primarily of cash discounts earned, which were $121,000 in 2003 and $132,000 in 2002 and service maintenance revenue, which were $53,000 in 2003 and $143,000 in 2002. The service maintenance revenue results from the Company providing maintenance to customers of previously sold products. Other income - net in 2003 also includes a gain on the disposal of assets of $28,000.

Income Taxes
------------
Income taxes decreased in 2003 versus 2002 as a result of the decrease in income before income taxes. The effective tax rate was 39% in 2003 and 2002.

Results of Operations - 2002 Compared to 2001

Net Sales
---------
Consolidated sales in 2002 totaled $40,671,000, a 3% increase from sales of $39,627,000 in 2001. Plastic locker sales to the United States Postal Service
(USPS) totaled  $23,580,000  in 2002 compared to  $25,166,000  in 2001.  Plastic
Cluster Box Units (CBUs) to the United States Postal Service (USPS) decreased 5% to $22,649,000 in 2002 from $23,864,000 in 2001. Sales of plastic Outdoor Parcel Lockers (OPLs) were $931,000 in 2002 compared to $1,302,000 in 2001. The decrease in sales of plastic CBUs is the result of overall declines in volume, changes in product mix as a lower priced plastic CBU was introduced in mid 2001, and to a lesser extent price reductions of 3% to 5% that became effective in April 2001 on existing plastic CBU models. The decrease in sales of OPLs is primarily the result of lower volume. The declines in CBU and OPL volume are due to decreased purchases made by the USPS as a result of USPS budget constraints.

Revenues from the Company's other locker products, primarily the sale of metal, coin and key-only and electronically controlled lockers, were $16,512,000 in 2002 compared to $13,382,000 in 2001, an increase of $3,130,000. This increase of $3,130,000 consists of increased sales from the Company's subsidiary, Security Manufacturing Corporation (SMC), which was acquired July 6, 2001, offset by a decrease from other products and services. SMC sales were $7,708,000 in 2002, compared to $3,137,000 in 2001, beginning from the date of acquisition, July 6, 2001. Decreases in sales in 2002 for other locker products and services relate to declines in locker sales to amusement parks and others as a result of current economic conditions.

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

Cost of Sales
-------------
Consolidated cost of sales as a percentage of sales was 68.9% in 2002 compared to 70.8% in 2001. The improvement in 2002 is due to higher margins obtained from SMC and stable margins for other products.

Selling, Administrative and General Expenses
--------------------------------------------
Selling, administrative and general expenses were $7,400,000 during 2002, an increase of $711,000 or 11% over the 2001 amount of $6,689,000. This increase is primarily from SMC, since its 2002 amounts include a full year whereas 2001 amounts only include the period from the July 6, 2001 acquisition date to December 31, 2001. The increase at SMC was approximately $954,000, whereas there was a one time reduction of $319,000 as the result of the reversal of a liability which existed under the Supplemental Executive Retirement Plan due to the death in March of 2002, of the only current beneficiary under the Plan. This one time reduction, which was recorded in the first quarter of 2002, increased basic and diluted earnings per share by $.09 for 2002. Remaining selling, administrative and general expenses increased modestly during

2002 compared to 2001. Selling, administrative and general expenses were 18% and 17% of sales in 2002 and 2001, respectively.

Interest Income and Expense
---------------------------
Interest income decreased by $68,000 in 2002 compared to 2001 as a result of lower cash deposits, primarily due to the repurchase of the Company's common stock during 2002.

Interest expense increased in 2002 compared to 2001 due to the outstanding debt in connection with the acquisition of SMC being outstanding for all of 2002, whereas in 2001 the debt was outstanding only subsequent to the July 6, 2001 acquisition date.

Other Income - net
------------------
Other income - net consists primarily of cash discounts earned, which were $132,000 in 2002 and $155,000 in 2001 and service maintenance revenue, which were $143,000 in 2002 and $85,000 in 2001. The service maintenance revenue results from the Company providing maintenance to customers of previously sold products.

Income Taxes
------------
Income taxes increased by $70,000 in 2002 versus 2001, this was the result of additional income before income taxes as well as an increase in permanent tax differences, which results in an increase in the effective tax rate from 38% in 2001 to 39% in 2002.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.1 to 1 and 2.8 to 1 at December 31, 2003 and 2002, respectively. Working capital, or the excess of current assets over current liabilities was $9,853,000 and $8,370,000 at December 31, 2003 and 2002, respectively. The increase in working capital resulted primarily from the retention of cash generated from operations.

The Company's policy is to maintain modern equipment and adequate capacity. During 2003, 2002, and 2001 the Company expended $543,000, $316,000, and
$801,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations. The Company expects capital expenditures during 2004 to fall within the range of expenditures made in the last three years. It is expected that capital expenditures will be funded from cash on hand or cash generated from operations in 2004.

During 2001, the Company acquired B.L.L. Corporation, d/b/a Security Manufacturing Corporation (SMC) and related real estate for approximately $12,100,000, excluding cash received. This acquisition was funded with term loan borrowings of approximately $11,000,000, a $960,000 note payable to the former owners and $140,000 of cash. These borrowings require principal payments of approximately $1,630,000 during 2004.

During 2002, the Company expended $5,679,000 for the repurchase of its common stock. This was funded through cash generated from operations and cash on hand in 2002. The Company does not have any current agreement or requirements to repurchase its common stock, though it maintains the ability, subject to approval by the Company's lender, to repurchase its common stock if market or other conditions warrant such action.

The Company expects that cash generated from operations in 2004 will be adequate to fund the needs for working capital, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line-of-credit available to assist in satisfying future operating cash needs, $0 of which was outstanding at December 31, 2003. Currently the Company does not have any long-term capital commitments or obligations.

Contractual Obligations
-----------------------
The Company has contractual obligations at December 31, 2003, relating to long-term debt and operating lease arrangements. The Company does not have any significant purchase obligations or commitments at December 31, 2003. The Company does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt and operating leases are listed below:

                        Long-Term Debt      Operating Leases         Total
                        --------------      ----------------         -----
       2004                $1,641,000         $  260,000        $  1,901,000
       2005                 1,331,000            157,000           1,488,000
       2006                 3,508,000            146,000           3,654,000
       2007                 1,200,000            134,000           1,334,000
       2008                   625,000                  -             625,000

The above amounts for long-term debt do not include interest. The increase in 2006 long-term debt repayment is the result of a balloon payment due on the Company's mortgage payable. The Company expects to refinance the mortgage payable prior to its scheduled maturity in 2006.

The Company also has obligations under its defined benefit pension plan. This is a funded plan, under which the Company is required to make contributions to meet ERISA funding requirements. The Company contributions to the plan have ranged from approximately $200,000 to $340,000 over the last four years. The required funding is based on actuarial calculations that take into account various actual results and certain assumptions. It is expected that the funding requirement in 2004 will approximate $300,000.

The Company does not have any off balance sheet arrangements with unconsolidated entities or other persons.

Other Agreements
----------------
During 2002, the Company entered into agreements to become 5% members of two limited liability corporations (LLCs). Third parties formed the LLCs in order to provide luggage cart services at two U.S. airports. The Company has sold, or expects to sell luggage cart products to the LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the LLCs had no impact on the Company's 2003 or 2002 operating results or financial position, and are not expected to have any material impact in the future.

Impact of Inflation and Changing Prices

Although inflation has been low in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time. Specifically, the Company does have the ability to modify its contract with the USPS regarding sales prices in the event of a significant price increase for materials subject however to competitive situations. In respect to its other products, which use steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices.

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

Reliance on Signore, Inc.

Certain of the Company's non-plastic lockers are manufactured or fabricated by Signore, Inc., with locks supplied by the Company. The Company has a manufacturing agreement with Signore, Inc. as described in Item 1. Description of Business. A significant portion of the Company's non-plastic locker revenues is reliant on Signore fulfilling its obligation under the manufacturing agreement. In the event that Signore, Inc. was unable to fulfill its obligation the Company would be required to find alternative sources of manufacturing, fabricating and assembly for certain of its products. Such a situation could have a material adverse impact on the Company's revenues and operations.

Market Risks

Raw Materials
-------------
The Company does not have any long-term commitments for the purchase of raw materials. As explained previously under "Impact of Inflation and Changing Prices," the Company does have the ability to modify its contract with the USPS regarding sales prices in the event of a significant price increase for materials subject however to competitive situations. In respect to its other products, which use steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited.

Foreign Currency
----------------
The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent less than 10% of the Company's aggregate net assets at December 31, 2003. Presently, management does not hedge its foreign currency risk as it plans to indefinitely reinvest the Canadian net assets in the Canadian operation.

Interest Rate Risks
-------------------
The Company has fixed interest rates on $4,255,000 of its long-term debt at December 31, 2003 and variable interest rates based on three month LIBOR on $4,050,000 of its long-term debt at December 31, 2003. Based upon the Company's outstanding long-term debt subject to variable interest rates at December 31, 2003, a 1% increase in the LIBOR rate would result in an annual increase to interest expense of approximately $40,000.

Effect of New Accounting Pronouncement

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required is reported under "Impact of Inflation and Changing Prices" and "Market Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data


Report of Independent Auditors


Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Ernst & Young LLP

Buffalo, New York
February 24, 2004



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 December 31
                                                                          2003                 2002
                                                                   -----------------------------------------

Assets

Current assets:

     Cash and cash equivalents                                       $   3,597,990      $  2,002,225
     Accounts and notes receivable, less allowance
        for doubtful accounts of $371,000 in 2003
        and $333,000 in 2002                                            4,682,946          4,166,972
     Inventories                                                        5,458,865          6,020,966
     Prepaid expenses                                                     118,819            104,115
     Prepaid income taxes                                                       -            234,008
     Deferred income taxes                                                729,546            579,137
                                                                   ------------------------------------
Total current assets                                                   14,588,166         13,107,423


Property, plant and equipment:
     Land                                                                 500,500            500,500
     Buildings                                                          3,456,766          3,444,688
     Machinery and equipment                                           12,137,813         11,611,883
                                                                   ------------------------------------
                                                                       16,095,079         15,557,071
     Less allowance for depreciation                                  (11,092,999)       (10,296,881)
                                                                   ------------------------------------
                                                                        5,002,080          5,260,190

Deferred income taxes                                                      53,756             18,152
Goodwill                                                                6,155,204          6,155,204
Other assets                                                               74,274            192,447
Notes receivable, long-term portion                                             -            301,200


                                                                   ------------------------------------
Total assets                                                         $ 25,873,480       $ 25,034,616
                                                                   ====================================




                                                                                   December 31
                                                                             2003               2002
                                                                      ---------------------------------

Liabilities and stockholders' equity

Current liabilities:

     Line of credit                                                     $          -      $     25,000
     Accounts payable                                                      1,713,010         1,740,763
     Commissions, salaries, wages and taxes thereon                          573,762           602,792
     Other accrued expenses and current liabilities                          658,405           739,309
     Income taxes payable                                                    148,218                 -
     Current portion of long-term debt                                     1,641,316         1,630,000
                                                                    -----------------------------------
Total current liabilities                                                  4,734,711        44,737,864

Long-term liabilities:

     Long-term debt                                                        6,664,171         8,303,813
     Pension and other benefits                                              312,458           118,230
                                                                    -----------------------------------
                                                                           6,976,629         8,422,043

Stockholders' equity:

     Common stock, $1 par value:
       Authorized shares - 4,000,000
         Issued shares -1,726,146 in 2003, 1,709,146 in 2002
         Outstanding shares - 1,534,146 in 2003,
         1,517,146 in 2002                                                 1,726,146         1,709,146
     Other capital                                                            97,812                 -
     Retained earnings                                                    14,818,080        12,670,948
     Treasury stock at cost (192,000 shares in 2003
       and 2002)                                                          (2,112,000)       (2,112,000)
     Accumulated other comprehensive loss                                   (367,898)         (393,385)
                                                                    -----------------------------------
Total stockholders' equity                                                14,162,140        11,874,709
                                                                    -----------------------------------

Total liabilities and stockholders' equity                              $ 25,873,480      $ 25,034,616
                                                                    ===================================

See accompanying notes.




                                       American Locker Group Incorporated and Subsidiaries

                                              Consolidated Statements of Income

                                                                          Year ended December 31
                                                              2003                 2002                 2001
                                                       --------------------------------------------------------------

Net sales                                                  $  39,256,438           $ 40,670,721          $39,627,216
Cost of products sold                                         27,362,405             28,030,169           28,061,281
                                                       --------------------------------------------------------------
                                                              11,894,033             12,640,552           11,565,935
Selling, administrative and general expenses                   8,086,610              7,399,754            6,688,676
                                                       --------------------------------------------------------------
                                                               3,807,423              5,240,798            4,877,259

Interest income                                                   36,908                 94,826              163,497
Other income - net                                               230,690                306,827              340,963
Interest expense                                                (529,642)             (670,144)            (441,773)
                                                       --------------------------------------------------------------
Income before income taxes                                     3,545,379              4,972,307            4,939,946
Income taxes                                                   1,398,247              1,949,479            1,879,585
                                                       --------------------------------------------------------------
Net income                                                 $   2,147,132            $ 3,022,828          $ 3,060,361
                                                       ==============================================================





Earnings per share of common stock:

     Basic                                                         $1.41                  $1.57                $1.49
                                                       ==============================================================
     Diluted                                                       $1.38                  $1.54                $1.47
                                                       ==============================================================

Dividends per share of common stock:                               $0.00                  $0.00                $0.00
                                                       ==============================================================


See accompanying notes.







               American Locker Group Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                        Compre-          Total
                                             Common         Other        Retained        Treasury       hensive       Stockholders'
                                               Stock       Capital       Earnings         Stock       Income (Loss)      Equity
                                           -----------------------------------------------------------------------------------------

Balance at January 1, 2001                 $ 2,511,550    $ 565,331    $ 12,550,001   $ (3,717,603)    $ (185,454)     $ 11,723,825
Comprehensive income:
   Net income                                        -            -       3,060,361              -              -         3,060,361
   Other comprehensive income
     Foreign currency transaction                    -            -               -              -        (55,733)          (55,733)
                                                                                                                    ----------------
Total comprehensive income                                                                                                3,004,628
Common stock purchased for treasury
  (12,470 shares)                                    -            -               -        (98,930)             -           (98,930)
Common stock purchased and retired
  (7,024 shares)                                (7,024)     (68,623)              -              -              -           (75,647)
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2001                 2,504,526      496,708      15,610,362     (3,816,533)      (241,187)       14,553,876

Comprehensive income:
   Net income                                        -            -       3,022,828              -              -         3,022,828
   Other comprehensive income:
     Foreign currency translation                    -            -               -              -          7,081             7,081
     Minimum pension liability
     adjustment, net of tax
     benefit of $106,186                             -            -               -              -       (159,279)         (159,279)
                                                                                                                    ----------------
Total comprehensive income                                                                                                2,870,630
Common stock issued (18,000 shares)             18,000       43,688               -              -              -            61,688
Tax benefit of exercised stock options               -       67,300               -              -              -            67,300
Common stock purchased for treasury
  (163,000 shares)                                   -            -               -     (1,793,000)             -        (1,793,000)
Common stock purchased and retired
  (380,900 shares)                            (380,900)    (607,696)     (2,897,189)             -              -        (3,885,785)
Retirement of treasury stock
  (432,480 shares)                            (432,480)           -      (3,065,053)     3,497,533              -                 -
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2002                 1,709,146            -      12,670,948     (2,112,000)      (393,385)       11,874,709

Comprehensive income:

   Net income                                        -            -       2,147,132              -              -         2,147,132
   Other comprehensive income:
     Foreign currency translation                    -            -               -              -        182,290           182,290
     Minimum pension liability
     adjustment, net of tax
     benefit of $104,536                             -            -               -              -       (156,803)         (156,803)
                                                                                                                    ----------------
Total comprehensive income                                                                                                2,172,619
Common stock issued (17,000 shares)             17,000       30,812               -              -              -            47,812
Tax benefit of exercised stock options               -       67,000               -              -              -            67,000
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2003                $1,726,146     $ 97,812     $14,818,080    $(2,112,000)     $(367,898)      $14,162,140
                                           =========================================================================================

See accompanying notes.




                                American Locker Group Incorporated and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                                                   Year ended December 31
                                                                          2003              2002             2001
                                                                  -----------------------------------------------------

Operating activities

Net income                                                            $  2,147,132      $ 3,022,828       $ 3,060,361
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       893,236          974,165           956,430
       Provision for uncollectible accounts                                 94,000          111,000           248,895
       Gain on disposal of assets                                          (28,523)               -                 -
       Deferred income taxes (credits)                                     (81,476)         153,021           (93,678)
       Changes in assets and liabilities:
         Accounts and notes receivable                                    (267,144)         465,338            32,567
         Inventories                                                       595,975          792,736          (601,363)
         Prepaid expenses                                                  (13,144)          21,771           (52,698)
         Accounts payable and accrued expenses                            (172,265)         429,795          (423,235)
         Income taxes                                                      328,411         (560,984)         (236,924)
         Pension and other benefits                                         32,863         (469,336)          (60,295)
                                                                  -----------------------------------------------------
Net cash provided by operating activities                                3,529,065        4,940,334         2,830,060

Investing activities

Purchase of property, plant and equipment                                 (543,146)        (316,180)         (801,009)
Purchase of business and related real estate,
     net of cash acquired                                                        -                -       (12,084,711)
Payment for other assets                                                         -                -          (100,000)
Proceeds from sale of property, plant and equipment                         28,523           31,915                 -
                                                                  -----------------------------------------------------
Net cash used in investing activities                                     (514,623)        (284,265)      (12,985,720)

Financing activities

Long-term debt payments                                                 (1,628,326)      (1,644,874)         (681,315)
(Repayments ) borrowings on line of credit                                 (25,000)          25,000                 -
Long-term debt borrowings                                                        -                -        11,926,682
Common stock issued                                                         47,812           61,688                 -
Common stock purchased for treasury                                              -       (1,793,000)          (98,930)
Common stock purchased and retired                                               -       (3,885,785)          (75,647)
                                                                  -----------------------------------------------------
Net cash (used in) provided by financing activities                     (1,605,514)      (7,236,971)       11,070,790
Effect of exchange rate changes on cash                                    186,837            4,093           (32,455)
                                                                  -----------------------------------------------------
Net (decrease) increase in cash                                          1,595,765       (2,576,809)          882,675
Cash and cash equivalents at beginning of year                           2,002,225        4,579,034         3,696,359
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                              $  3,597,990      $ 2,002,225       $ 4,579,034
                                                                  =====================================================

Supplemental cash flow information:
     Cash paid during the year for:
       Interest                                                      $     546,273      $   731,198       $   325,351
                                                                  =====================================================
       Income taxes                                                  $   1,030,497      $ 2,347,283       $ 2,215,000
                                                                  =====================================================
See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2003

1. Basis of Presentation

Consolidation and Business Description

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the Company), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts and results of Security Manufacturing Corporation since its acquisition by the Company on July 6, 2001. The Company is primarily engaged in one business, sale of lockers. This includes coin, key-only and electronically controlled checking lockers and locks and sale of plastic and aluminum centralized mail and parcel distribution lockers. The Company sells to customers throughout North America as well as internationally.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Notes Receivable

The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. The Company has secured, interest-bearing notes receivable from certain customers under time payment arrangements of approximately $344,000 and $521,000, net of reserves, at December 31, 2003 and 2002, respectively. The amounts not scheduled to be repaid within one year have been recorded as long-term on the accompanying balance sheet.

Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectibility and establishing allowances for doubtful accounts. Accounts receivable are written off after all collection efforts have been exhausted.

Inventories

Inventories are valued principally at the lower of cost or market, cost determined by the last-in, first-out method (LIFO) for approximately 79% of the Company's inventories at December 31, 2003 (76% at December 31, 2002). For the remaining inventories, cost is determined by the first-in, first out method
(FIFO).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 30 years for buildings and 3 to 12 years for machinery and equipment. Expenditures for repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangible Assets

The Company has adopted the provision of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test for goodwill be performed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss is recognized for the carrying amount of goodwill in excess of its implied fair value. The Company performed the required annual goodwill tests during 2002 and 2003; no impairment of goodwill was calculated. The Company has one reporting unit for purposes of the goodwill impairment test. The fair value of the Company was estimated based on earnings multiples and market analysis. Since the Company did not have any goodwill recorded prior to the SMC acquisition, on July 6, 2001, the provision of SFAS 142 requiring companies to stop amortizing goodwill had no impact on the ongoing operating results of the Company or the comparability of such results with prior periods.

Other intangible assets consist of a covenant not-to-compete in connection with the SMC acquisition and an intangible pension asset. The asset related to the covenant not-to-compete is being amortized over the three-year term of the agreement. The covenant not-to-compete is recorded at $58,333 at December 31, 2003 which consists of its original value of $350,000 less accumulated amortization of $291,667. Amortization expense was $116,667 during 2003 and 2002 and will be $58,333 in 2004.

Revenue Recognition

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. The Company does derive revenue from sales to distributors, however no distributor has the right to return product to the Company.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $538,000, $370,000, and $276,000 during 2003, 2002, and 2001, respectively.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $239,000, $333,000, and $215,000 in advertising costs during 2003, 2002, and 2001, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $431,000, $174,000, and $91,000 in 2003, 2002 and
2001, respectively, for such activity in its continuing businesses.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of notes receivable approximates fair value since these are interest bearing notes. The fair value of the Company's long-term debt has been estimated using cash flow methods and applying current interest rates for similar term instruments in place of the actual fixed interest rates. Based on these calculations the fair value of long-term debt is approximately $8,480,000 and the carrying value is $8,305,487 at December 31, 2003.

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

No stock options were granted in 2003, 2002, or 2001. All options granted in 2000 or in prior years were fully vested as of December 31, 2000, as such there was no pro forma impact in 2003, 2002, or 2001 for stock options.

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

New Accounting Pronouncements

There are no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on the Company's financial position or results of operations.

3. Inventories

Inventories consist of the following:

                                                                               December 31
                                                                         2003               2002
                                                                    --------------------------------

    Finished products                                                  $  1,760,657      $  1,572,946
    Work-in-process                                                       1,689,774         1,901,263
    Raw materials                                                         2,271,930         2,965,023
                                                                    ----------------------------------
                                                                          5,722,361         6,439,232
    Less allowance to reduce to LIFO basis                                 (263,496)         (418,266)
                                                                    ----------------------------------
    Net inventories                                                    $  5,458,865      $  6,020,966
                                                                    ==================================

4. Debt

Long-term debt consists of the following:

                                                                                 December 31
                                                                            2003            2002
                                                                    ----------------------------------
    Bank note payable through July 6, 2008 at $225,000
      quarterly plus interest at the 3-month LIBOR rate
      plus 2% (3.15% at December 31, 2003)                             $   4,050,000     $ 4,950,000
    Bank note payable through July 6, 2008 at $25,000
      monthly plus interest at 8.07%                                       1,375,000       1,675,000
    Mortgage payable to bank through July 2006 at $26,823
      monthly including interest at 8.04% with payment for
      remaining balance due August 1, 2006                                 2,560,487       2,668,813
    Note payable in annual installments of $320,000 through
      July 6, 2004 plus interest at 6.50%                                    320,000         640,000
                                                                   -----------------------------------
    Total long-term debt                                                   8,305,487       9,933,813
    Less current portion                                                   1,641,316       1,630,000
                                                                   -----------------------------------
    Long-term portion                                                  $   6,664,171     $ 8,303,813
                                                                   ===================================

The bank notes are secured by all equipment, accounts receivable, inventories and general intangibles. The credit agreement underlying the bank notes payable requires compliance with certain covenants and has restrictions on the payment of dividends. The Company was in compliance with the terms of the agreement in connection with the notes payable at December 31, 2003.

Based upon the outstanding balances at December 31, 2003, the required principal payments on long-term obligations for the next five years are as follows:

     2004                                                    $     1,641,316
     2005                                                          1,331,438
     2006                                                          3,507,733
     2007                                                          1,200,000
     2008                                                            625,000
                                                           -------------------
                                                              $    8,305,487
                                                           ===================

The Company has a $3,000,000 unsecured line of credit agreement with a bank with interest at the prime rate (4.0% at December 31, 2003). There was $0 outstanding under the line of credit at December 31, 2003.

5. Operating Leases

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2003:

     2004                                                     $      259,741
     2005                                                            156,835
     2006                                                            146,100
     2007                                                            133,925

Rent expense amounted to approximately $340,000, $368,000, and $340,000 in 2003, 2002, and 2001, respectively.

6. Income Taxes

For financial reporting purposes, income before income taxes includes the following:

                                           2003              2002              2001
                                    ------------------------------------------------------
United States                       $    3,592,061    $    4,925,308    $    4,845,146
Foreign income (loss)                      (48,682)           46,999            94,800
                                    ------------------------------------------------------
                                    $    3,543,379    $    4,972,307    $    4,939,946
                                    ======================================================


Significant components of the provision for income taxes are as follows:

                                           2003             2002              2001
                                     -----------------------------------------------------
Current:

   Federal                           $    1,273,089    $   1,517,532    $   1,624,225
   State                                    221,690          255,669          304,028
   Foreign                                  (15,056)          23,257           45,010
                                     -----------------------------------------------------
Total current                             1,479,723        1,796,458        1,973,263
Deferred:

   Federal                                  (69,256)         130,068          (79,626)
   State                                    (12,220)          22,953          (14,052)
                                     -----------------------------------------------------
                                            (81,476)         153,021          (93,678)
                                     -----------------------------------------------------
                                     $    1,398,247    $   1,949,479    $   1,879,585
                                     =====================================================

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                             2003          2002          2001
                                          --------------------------------------
Statutory income tax rate                     34%           34%           34%
State and foreign income taxes,
  net of federal benefit                       4             4             4
Other permanent differences                    1             1             -
                                          --------------------------------------
                                              39%           39%           38%
                                          ======================================

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

                                                       2003            2002
                                                  ----------------------------
     Deferred tax liabilities:

        Property, plant and equipment              $   16,869      $   41,807
        Prepaid expenses and other                    111,737         127,435
                                                  ----------------------------
     Total deferred tax liabilities                   128,606         169,242

     Deferred tax assets:

        Postretirement benefits                        47,292          47,292
        Pension costs                                 156,132          63,158
        Allowance for doubtful accounts               148,569         111,038
        Other assets                                   23,333          12,667
        Accrued expenses                               90,821         119,810
        Other employee benefits                        54,343          37,148
        Inventory costs                               391,418         375,418
                                                  ----------------------------
     Total deferred tax assets                        911,908         766,531
                                                  ----------------------------
     Net deferred tax assets                       $  783,302      $  597,289
                                                  ============================

     Current deferred tax asset                    $  729,546      $  579,137
     Long-term deferred tax asset                      53,756          18,152
                                                  ----------------------------
                                                   $  783,302      $  597,289
                                                  ============================

The Company does not provide deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it is generally the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $1,000,000 at December 31, 2003. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however unrecognized foreign tax credits would be available to reduce some portion of the U.S. tax liability.

7. Pension and Other Postretirement Benefits

The Company and its subsidiaries have a defined benefit pension plan covering substantially all employees. Benefits for the salaried employees are based on specified percentages of the employees annual compensation. The benefits for hourly employees are based on stated amounts for each year of service.

The plan's assets were invested in fixed interest rate group annuity contracts with an insurance company during 2001 and 2002, but were transferred into a balanced index fund (the Fund) during 2003. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

The following table sets forth the changes in benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2003 and 2002, and the net periodic cost and assumptions. The measurement date for all presented assets and liabilities is December 31. Contributions to be made to the plan in 2004 are expected to approximate $300,000.

                                                                          Pension Benefits
                                                                      2003               2002
                                                                ----------------------------------
   Change in benefit obligation

      Benefit obligation at beginning of year                     $  3,119,222     $  2,482,076
      Service cost                                                     247,315          220,751
      Interest cost                                                    206,350          183,742
      Actuarial loss                                                   406,001          294,643
      Plan amendments                                                        -           17,530
      Benefits and expenses paid                                       (77,957)         (79,520)
                                                                ----------------------------------
      Benefit obligation at end of year                              3,900,931        3,119,222
   Change in plan assets

      Fair value of plan assets as beginning of year                 2,476,487        2,113,406
      Actual return on plan assets                                     196,019          102,955
      Employer contribution                                            335,428          339,646
      Benefits and expenses paid                                       (77,957)         (79,520)
                                                                ----------------------------------
   Fair value of plan assets at end of year                          2,929,977        2,476,487
                                                                ----------------------------------

   Funded status                                                      (970,954)        (642,735)
   Unrecognized net actuarial loss                                   1,091,487          733,012
   Unrecognized prior service cost                                      15,941           17,447
                                                                ----------------------------------
   Net amount recognized - prepaid benefit cost                   $    136,474     $    107,724
                                                                ==================================


Amounts are recognized in the consolidated balance sheet as follows:

                                                             December 31
                                                          2003         2002
                                                     --------------------------

    Intangible asset                                  $   15,941   $   17,447
    Other accrued expenses - current                    (275,162)    (175,188)
    Other long-term liabilities                         (131,109)           -
    Accumulated other comprehensive income (loss)        526,804      265,465
                                                     --------------------------
                                                      $  136,474   $  107,724
                                                     ==========================

                                                               Pension Benefits
                                                      2003           2002          2001
                                                -------------------------------------------
    Components of net periodic benefit cost
    Service cost                                 $  247,315     $  220,751     $  182,135
    Interest cost                                   206,350        183,742        172,969
    Expected return on plan assets                 (181,164)      (159,462)      (149,779)
    Amortization of unrecognized net
       transition asset                                   -       (104,892)      (106,041)
    Net actuarial loss                               32,671         10,516          1,869
    Amortization of prior service cost                1,506          1,506            425
                                                ------------------------------------------
    Net periodic benefit cost                    $  306,678     $  152,161     $  101,578
                                                ==========================================


                                                            Pension Benefits
                                                           2003         2002
                                                        -----------------------
    Weighted average assumptions as of December 31

    Discount rate                                          6.0%        6.75%
    Expected return on plan assets                         7.0%         7.0%
    Rate of compensation increase                          5.5%         5.5%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered, assuming future compensation levels are used to measure the obligation. FASB Statement No. 87 Employers' Accounting for Pensions, requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $3,336,248 and $2,651,675 at December 31, 2003 and 2002, respectively. An intangible asset is required and has been recorded to the extent that the excess of the accumulated benefit obligation over the plan assets relates to prior service costs.

The Company also provides a life insurance benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The life insurance benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $118,000 at December 31, 2003 and 2002, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2003, 2002, or 2001, related to the life insurance benefit.

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

During 1999, the Company established a 401(k) plan for the benefit of its full-time employees. Under the plan, employees may contribute a portion of their salary up to IRS limits. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $21,000, $15,000, and $15,000 in connection with its contribution to the plan during 2003, 2002, and 2001, respectively.

8. Capital Stock

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock.

9. Stock Options

In 1999, the Company adopted the American Locker Group Incorporated Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. Prior to 1999, the Company issued stock options and stock appreciation rights under a 1988 plan. The 1988 plan expired in 1999, as such no further options can be granted under the 1988 plan. Options with respect to 12,000 shares remain outstanding under the 1988 plan.

At December 31, 2003 and 2002, there were no stock appreciation rights outstanding.

The following table sets forth the activity related to the Company's stock options for the years ended December 31:


                                            2003                         2002                       2001
                                            ----                         ----                       ----
                                                  Weighted                    Weighted                   Weighted
                                                  Average                      Average                    Average
                                                  Exercise                    Exercise                   Exercise
                                    Options        Price        Options         Price        Options       Price
                                 -----------------------------------------------------------------------------------

Outstanding - beginning
  of year                            97,600       $   5.72       120,600    $    5.41        120,600   $    5.41
Exercised                           (17,000)          2.81       (18,000)        3.43              -           -
Granted                                   -              -             -            -              -           -
Expired or forfeited                      -              -        (5,000)        6.50              -           -
                                 -------------- ------------- ------------- ------------ ------------- -------------
Outstanding - end of year
                                     80,600       $   6.34        97,600    $    5.72        120,600   $    5.41
                                 ============== ============= ============= ============ ============= =============
Exercisable - end of year
                                     80,600                       97,600                     120,600
                                 ==============               =============              =============

The exercise prices for options outstanding as of December 31, 2003 were as follows: $2.81 - 12,000 shares, $6.50 - 48,600 shares, $ 7.25 - 10,000 shares and $8.88 - 10,000 shares. The weighted-average remaining contractual life of those options is 5.6 years.

At December 31, 2003, 73,000 options remain available for future issuance under the 1999 plan.

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

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                2003            2002           2001
                                                          ---------------------------------------------
Numerator:

   Net income                                              $  2,147,132   $   3,022,828    $  3,060,361
Denominator:

   Denominator for basic earnings per share
     - weighted average shares outstanding                    1,523,429       1,921,612       2,053,838

   Effect of dilutive securities:
     Employee stock options                                      30,899          35,949          29,646
                                                          ----------------------------------------------

   Denominator for diluted earnings per share -
     weighted average shares out- standing and assumed
     conversions                                              1,554,328       1,957,561       2,083,484
                                                          ==============================================
Basic earnings per share                                  $        1.41   $        1.57    $       1.49
                                                          ==============================================
Diluted earnings per share                                $        1.38   $        1.54    $       1.47
                                                          ==============================================


12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

                                                                       December 31
                                                                   2003           2002
                                                             -------------------------------

     Foreign currency translation adjustment                   $  (51,816)   $  (234,106)
     Minimum pension liability adjustment, net of tax            (316,082)      (159,279)
                                                             -------------------------------
                                                               $ (367,898)   $  (393,385)
                                                             ===============================



13. Geographic and Customer Concentration Data

The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:


                                        2003             2002              2001
                                  ---------------- ----------------- ----------------

United States customers            $  37,557,289    $  38,242,845     $  36,742,001
Foreign customers                      1,699,149        2,427,876         2,885,215
                                  ---------------- ----------------- ----------------
                                   $  39,256,438    $  40,670,721     $  39,627,216
                                  ================ ================= ================

Sales to the U.S. Postal Service represented 52.7%, 56.4%, and 63.1% of net sales in 2003, 2002, and 2001, respectively.

At December 31, 2003 and 2002, the Company had unsecured trade receivables from governmental agencies of $1,648,000 and $1,867,000, respectively. At December 31, 2003 and 2002, the Company had secured notes receivable totaling $515,000 and $694,000, respectively and trade receivables from customers considered to be distributors of $1,642,000 and $1,125,000, respectively.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries.

14. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:


                                                                        2003
                                       -----------------------------------------------------------------------
                                                                 Three Months Ended

                                           March 31          June 30        September 30       December 31
                                       -----------------------------------------------------------------------
Net sales                                $   8,831,748     $   9,831,534    $   9,514,300     $  11,078,856
                                       =======================================================================
Gross profit                             $   2,742,336     $   2,920,419    $   2,854,473     $   3,376,805
                                       =======================================================================
Net income                               $     429,060     $     548,409    $     459,502     $     710,161
                                       =======================================================================
Earnings per share - Basic               $         .28     $         .36    $         .30     $         .46
                                       =======================================================================
Earnings per share - Diluted             $         .28     $         .35    $         .30     $         .46
                                       =======================================================================


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
                                       =======================================================================


The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year-end. In 2003, such adjustments resulted in increasing fourth quarter pretax income by $36,000 for inventory costs and decreasing fourth quarter pretax income by $43,000 for employee related and administrative expense accruals. In 2002, such adjustments resulted in increasing fourth quarter pretax income by $57,000 for inventory costs and decreasing fourth quarter pretax income by $87,000 for bad debt expense.

15. Related Parties

The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $151,000, $183,000, and $215,000 of fabricated parts from Rollform of Jamestown, Inc. in 2003, 2002, and 2001, respectively, at prices that the Company believes are at arms length.

During 2002, the Company purchased 425,000 shares of its common stock for $4,342,000 from the estate of its former chief executive officer and his spouse. The purchases were made at prices the Company believes represent fair value of the common stock.

16. Contingencies

As previously reported, in December 1998, the Company was named as a defendant in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. And American Locker Group, Inc. pending in the State of New York Supreme Court, County of Cattaraugus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." In June 2003, Gowanda Electronics Corp. filed a motion for summary judgment seeking to be dismissed from the suit. The plaintiffs and the Company have filed objections to such motion and the court has yet to rule on the motion. The Company believes that its potential liability with respect to this site, if any, is not material. Therefore, based on the information currently available, management does not believe the outcome of this suit will have a material adverse impact on the Company's operations or financial condition. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights.

As previously reported, on July 30, 2001, the Company received a letter from the New York State Department of Environmental Conservation (the NYSDEC) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at the site mentioned above located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corp. prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it sets forth a remedy which includes continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that the remediation plan selected by NYSDEC will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a thirty-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate. This matter has not been litigated and at the present time the Company has only been identified as a PRP. The Company also believes other parties may have been identified by the NYSDEC as PRPs and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced construction of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights, and to date the Company has not experienced any cost associated with this matter.

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 140 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to various shipyards components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. As of February 19, 2004, settlement agreements have been entered in 15 cases with funds authorized and provided by the Company's insurance carrier. Further, over 90 cases originally filed in 1995 through 2000 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of February 19, 2004 is approximately 35 cases originally filed against other defendants in 2001 through 2003.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

         The Company's management, with the participation of the Company's chief executive officer and principal accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's chief executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

PART III
--------

Item 10, 11, 12, 13 and 14 will be contained in American Locker Group Incorporated's Annual Proxy Statement, incorporated herein by reference, which will be filed within 120 days after year-end.

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

                    (b) Reports on Form 8-K filed in the fourth quarter of 2003.

                         (i)   None

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules

The financial statements together with the report of Ernst & Young LLP dated February 24, 2004, is included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 2003, 2002, and 2001:

         Valuation and Qualifying Accounts

Schedule II

                       American Locker Group Incorporated

                        Valuation and Qualifying Accounts
                        ---------------------------------

                                                           Additions
                                          Balance at the   Charged to
                                           Beginning of    Costs and                     Balance at
Year           Description                     Year         Expense       Deductions     End of Year
-------------------------------------------------------------------------------------------------------

Year ended 2003

   Allowance for Doubtful Accounts          $333,000     $    94,000      $ (56,000)     $   371,000
   Reserve for Inventory Valuation           357,000         100,000              -          457,000

Year ended 2002

   Allowance for Doubtful Accounts          $249,000     $   111,000      $ (27,000)     $   333,000
   Reserve for Inventory Valuation           406,000         (49,000)             -          357,000

Year ended 2001

   Allowance for Doubtful Accounts          $324,000     $    15,000      $ (90,000)     $   249,000
   Reserve for Inventory Valuation           252,000         154,000              -          406,000



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN LOCKER GROUP INCORPORATED


                             /s/Edward F. Ruttenberg
              -----------------------------------------------------
                              Edward F. Ruttenberg
                          Chairman and Chief Executive
                                     Officer

                               /s/Wayne L. Nelson
              -----------------------------------------------------
                                 Wayne L. Nelson
              Principal Accounting Officer and Assistant Secretary

                                 March 26, 2004
                            -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----

/s/Edward F. Ruttenberg         Chairman, Chief Executive       March 26, 2004
---------------------------     Officer and Director
Edward F. Ruttenberg

/s/Roy J. Glosser               President, Chief Operating      March 26, 2004
---------------------------     Officer, Treasurer and
Roy J. Glosser                  Director

/s/Alan H. Finegold             Director                        March 26, 2004
---------------------------
Alan H. Finegold

/s/Thomas Lynch, IV             Director                        March 26, 2004
---------------------------
Thomas Lynch, IV

/s/Jeffrey C. Swoveland         Director                        March 26, 2004
---------------------------
Jeffrey C. Swoveland

/s/Donald I. Dussing, Jr.       Director                        March 26, 2004
---------------------------
Donald I. Dussing, Jr.



                                             EXHIBIT INDEX

                                                                       Prior Filing or Sequential
Exhibit No.                                                            Page No. Herein
-----------                                                            -------------------------------

 3.1           Certificate of Incorporation of                         Exhibits to Form 10-K for Year
               American Locker Group Incorporated                      ended December 31, 1980

 3.2           Amendment to Certificate of Incorporation               Form 10-C filed May 6, 1985
               changing name of company

 3.3           Amendment to Certificate of Incorporation               Exhibit to Form 10-K for year ended
               limiting liability of Directors and Officers            December 31, 1987

 3.4           By-laws of American Locker Group Incorporated           Exhibit to Form 10-K for year ended
               as amended and restated                                 December 31, 1985

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

10.12          Second Amendment dated as of May 13, 2004 to            Exhibit to Form 10-Q for the
               Manufacturing Agreement dated as of October 1,          quarter ended June 30, 2003
               2000 between American Locker Security Systems Inc.
               and Signore Inc.

10.13          Contract dated March 27, 1996 between the U.S.          Exhibit to Form 10-QSB for the
               Postal Service and American Locker Security             quarter ended March 31, 1996
               Systems, Inc.



10.14          Modification #MO3 to USPS Contract                      Exhibits to Form 10-QSB for the
               #072368-96-B-0741 dated April 16, 1997                  quarter ended March 31, 1997

10.15          Amendment dated August 22, 1997 to Corporate Term       Exhibit to Form 10-QSB for the
               Loan Agreement dated August 30, 1991 between            quarter ended September 30, 1997
               American Locker Group Incorporated and
               Manufacturers and Traders Trust Company

10.16          Modification M05 to USPS Contract                       Exhibit to Form 10-QSB for the
               #072368-96-B-0741, dated October 9, 1997, which         quarter ended September 30, 1997
               replaces steel pedestals with aluminum pedestals
               for American Locker Outdoor Parcel Lockers
10.17          Modification M06 to USPS Contract                       Exhibit to Form 10-QSB for the
               #072368-96-B-0741, dated October 23, 1997               quarter ended September 30, 1997
               regarding prices and minimum quantities through
               April 14, 1998

10.18          Modification M07 to USPS Contract                       Exhibit to Form 10-QSB for quarter
               #072368-96-B-0741, dated April 14, 1998 regarding       ended March 31, 1998
               prices and minimum quantities

10.219         Modification #M010 to USPS Contract                     Exhibit to Form 10-QSB for the
               #072368-96-B-0741, dated May 6, 1999                    quarter ended March 31, 1999

10.20          American Locker Group Incorporated 1999 Stock           Exhibit to Form 10-QSB for the
               Incentive Plan                                          quarter ended June 30, 1999

10.21          Amendment dated June 9, 1999 between American           Exhibit to Form 10-QSB for the
               Locker Group Incorporated and Manufacturers and         quarter ended June 30, 1999
               Traders Trust Company

10.22          Rights Agreement dated November 19, 1999 between        Exhibit to Form 8-K dated
               American Locker Group Incorporated and Chase            November 18, 1999
               Mellon Shareholder Services LLC

10.23          Form of American Locker Group Incorporated              Exhibit to Form 10-QSB for year
               Supplemental Executive Retirement Benefit Plan          ending December 31, 1998



10.24          Employment Agreement dated November 19, 1999            Exhibit to Form 10-K for year
               between American Locker Group Incorporated and          ended December 31, 1999
               Edward F. Ruttenberg

10.25          Amendment dated May 20, 2002 to Employment              Exhibit to Form 10Q for quarter
               Agreement between American Locker Group                 ending June 30, 2002
               Incorporated and Edward F. Ruttenberg

10.26          Form of Option Agreement under 1999 Stock               Exhibit to Form 10-K for
               Incentive Plan                                          year ended December 31, 1999

10.27          Promissory Note dated July 6, 2001 made by              Exhibit to Form 8-K filed
               American Locker Group Incorporated in favor of          July 12, 2001
               Janie D'Addio

10.28          Amendment Agreement dated as of July 5, 2001            Exhibit to Form 8-K filed
               between American Locker Group Incorporated and          July 12, 2001
               Manufacturers and Traders Trust Company

10.29          Deed of Trust Note dated as of July 5, 2001 made        Exhibit to Form 8-K filed
               by ALTRECO, Incorporated in favor of M&T Real           July 12, 2001
               Estate, Inc.

14.1           Code of Ethics                                          Page ____

22.1           List of Subsidiaries                                    Page ____

23.1           Consent of Ernst & Young LLP                            Page ____

31.1           Certification of Chief Executive Officer pursuant       Page ____
               to Rule 13a-14(a) and Rule 15d-14(a) of the
               Securities Exchange Act, as amended.

31.2           Certification of  Principal Accounting Officer          Page ____
               pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
               the Securities Exchange Act, as amended.

32             Certification of Chief Executive Officer and Chief      Page ____
               Financial  Officer Pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.
