Form 10-Q
period 2004-03-31
AMERICAN LOCKER GROUP INC
filed 2004-05-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The  Quarterly  Period  Ended March 31, 2004
   OR

( )  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM      TO
                            ----

Commission file number  0-439
                      -------

                       American Locker Group Incorporated
           (Exact name of business issuer as specified in its charter)

             Delaware                                     16-0338330
-----------------------------------------       ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
                                                   -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No         Not Applicable
                                                 --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2004 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

Part I - Financial Information

Item 1 - Financial Statements



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)



                                                        March 31,     December 31,
                                                          2004            2003
                                                          ----            ----

Assets
  Current assets:
    Cash and cash equivalents                         $ 1,964,117     $ 3,597,990
    Accounts and notes receivable, less allowance
     for doubtful accounts of $111,000 in 2004
     and $371,000 in 2003                               4,977,776       4,682,946
    Inventories                                         6,982,637       5,458,865
    Prepaid expenses                                      287,570         118,819
    Prepaid income taxes                                   17,832               -
    Deferred income taxes                                 729,546         729,546
                                                    --------------   ------------
  Total current assets                                 14,959,478      14,588,166

  Property, plant and equipment:
    Land                                                  500,500         500,500
    Buildings                                           3,456,362       3,456,766
    Machinery and equipment                            11,485,771      12,137,813
                                                    --------------   ------------
                                                       15,442,633      16,095,079
  Less allowance for depreciation                     (10,614,199)    (11,092,999)
                                                    --------------   ------------
                                                        4,828,434       5,002,080

  Goodwill                                              6,155,204       6,155,204
  Deferred income taxes                                    53,756          53,756
  Other assets                                             45,108          74,274
                                                    --------------   ------------

  Total assets                                        $26,041,980     $25,873,480
                                                    ==============   ============




               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)



                                                        March 31,     December 31,
                                                          2004            2003
                                                          ----            ----

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                 $ 1,978,722  $    1,713,010
     Commissions, salaries, wages and taxes thereon       319,886         573,762
     Other accrued expenses                               711,804         658,405
     Income taxes payable                                       -         148,218
     Current portion of long-term debt                  1,641,316       1,641,316
                                                    --------------   ------------
Total current liabilities                               4,651,728       4,734,711

Long-term liabilities:
     Long-term debt                                     6,335,558       6,664,171
     Pension, benefits and other long-term liabilities    367,218         312,458
                                                    --------------   ------------
                                                        6,702,776       6,976,629
Stockholders' equity:
     Common stock, $1 par value:
      Authorized shares - 4,000,000
       Issued shares - 1,726,146 in 2004 and 2003,
       Outstanding shares - 1,534,146 in 2004 and 2003  1,726,146       1,726,146
      Other capital                                        97,812          97,812
      Retained earnings                                15,356,500      14,818,080
      Treasury stock at cost (192,000 shares
       in 2004 and 2003)                               (2,112,000)     (2,112,000)
      Accumulated other comprehensive loss               (380,982)       (367,898)
                                                    --------------   ------------
Total stockholders' equity                             14,687,476      14,162,140
                                                    --------------   ------------
Total liabilities and stockholders' equity            $26,041,980     $25,873,480
                                                    ==============   ============

See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)



                                                        Three Months Ended March 31,
                                                         2004                  2003
                                                         ----                  ----


Net sales                                             $ 9,554,307          $ 8,831,748
Cost of products sold                                   6,601,334            6,089,412
                                                     --------------       --------------
Gross profit                                            2,952,973            2,742,336
Selling, administrative and general expenses            2,006,661            1,958,687
                                                     --------------       --------------
                                                          946,312              783,649

Interest income                                             5,433                6,025
Other (expense) income--net                                42,655               57,733
Interest expense                                         (115,749)            (148,081)
                                                     --------------       --------------
Income before income taxes                                878,651              699,326
Income taxes                                              340,231              270,266
                                                     --------------       --------------
Net income                                            $   538,420          $   429,060
                                                     ==============       ==============


Earnings per share of common stock:
  Basic                                               $       .35          $       .28
                                                     ==============       ==============
  Diluted                                             $       .35          $       .28
                                                     ==============       ==============
Dividends per share of common stock:                  $      0.00          $       0.00
                                                     ==============       ==============




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                            Three Months Ended March 31,
                                                               2004             2003
                                                               ----             ----
Operating activities
Net income                                                 $  538,420       $  429,060
Adjustments to reconcile net income to
  net cash (used in) provided by operating activities:
    Depreciation and amortization                             217,789          210,709
    Change in assets and liabilities:
      Accounts and notes receivable                          (297,557)         211,811
      Inventories                                          (1,471,441)        (107,730)
      Prepaid expenses                                       (168,807)        (332,649)
      Accounts payable and accrued expenses                    64,502         (367,934)
      Pension and other benefits                               54,455            5,931
      Income taxes                                           (166,246)          45,875
                                                           ------------     ------------
Net cash (used in) provided by operating activities        (1,228,885)          95,073

Investing activities
Purchase of property, plant and equipment                     (67,366)         (11,807)
                                                           ------------     ------------
Net cash used in investing activities                         (67,366)         (11,807)

Financing activities
Debt repayment                                               (328,613)        (326,989)
Line of credit repayment                                            -          (25,000)
                                                           ------------     ------------
Net cash used in financing activities                        (328,613)        (351,989)
Effect of exchange rate changes on cash                        (9,009)          46,755
                                                           ------------     ------------
Net decrease in cash                                       (1,633,873)        (221,968)
Cash and cash equivalents at beginning of period            3,597,990        2,002,225
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $1,964,117       $1,780,257
                                                           ============    =============




See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:





                                                 Three Months Ended March   Three Months Ended March
                                                        31, 2004                   31, 2003
                                                        --------                   --------

     Numerator:
       Net income available to common shareholders     $  538,420                $  429,060
                                                       ==========                ==========

     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                        1,534,146                 1,517,146
     Effect of Dilutive Securities:
       Stock options                                       21,144                    34,921
                                                       ----------                ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                     1,555,290                 1,552,067
                                                       ==========                ==========

     Basic earnings per common share                   $     0.35                $     0.28
                                                       ==========                ==========
     Diluted earnings per common share                 $     0.35                $     0.28
                                                       ==========                ==========


4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                           March 31,       December 31,
                                             2004             2003
                                 ---------------------------------------------

       Raw materials                    $  2,607,457     $  1,760,657
       Work-in-process                     1,778,826        1,689,774
       Finished goods                      2,859,850        2,271,930
                                 ---------------------------------------------
                                           7,246,133        5,722,361

       Less allowance to reduce             (263,496)        (263,496)
       to LIFO basis             ---------------------------------------------
                                        $  6,982,637     $  5,458,865
                                 =============================================

5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $525,336 and $488,511 for the three months ended March 31, 2004 and March 31, 2003 respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended March 31, 2004 and 2003:

                                               March 31,    March 31,
                                                 2004          2003
                                            ----------------------------
       Service cost                          $  73,149     $  61,829
       Interest cost                            57,990        51,587
       Expected return on plan assets          (54,370)      (45,291)
       Net actuarial loss                       13,488         8,168
       Amortization of prior service cost          377           377
                                            ----------------------------
       Net periodic benefit cost             $  90,634     $  76,670
                                            ============================

     For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
First Three Months 2004 Versus First Three Months 2003

Overall Results and Outlook

First quarter 2004 results improved over first quarter 2003, primarily on the strength of increased sales of aluminum Cluster Box Units (CBUs) as well as maintaining market share in the Plastic CBU area. The Company has maintained its gross margins despite price reductions extended to the United States Postal Service (USPS) and continued weakness in certain areas of the economy in which the Company sells its products (including entertainment and leisure activity facilities). Net income increased by $109,000 in 2004 versus 2003 as a result of the increased sales volume and decreases in interest expense. Earnings per share on a diluted basis increased to $0.35 in 2004 versus $0.28 in 2003, as a result of the increased net income.

The Company  believes that the long-term  outlook for sales of Cluster Box Units
(CBUs) volume remains favorable in light of the continued USPS commitment to the CBU program and its resulting operating cost reduction benefits. In April 2003, the Company's contracts with the USPS were renewed for a one-year term expiring on April 15, 2004. These contracts were extended by the USPS in April 2004 through October 14, 2004. We have been advised that the USPS will, as in past years, seek bids with respect to these contracts later in 2004. The current contracts cover all four types of plastic CBUs, aluminum CBUs and the Outdoor Parcel Locker (OPL). As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather, as these units are installed outdoors. The Company believes its CBU product line, including its aluminum CBUs represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

Net Sales
---------
Sales for the first three months of 2004 of $9,554,000 increased $722,000 or 8% compared to sales of $8,832,000 during the same period in 2003. Plastic locker sales to the USPS and developers or distributors for use in the delivery of U.S. mail totaled $4,497,000 in 2004 compared to $4,482,000 during 2003. Plastic CBUs sales were $4,386,000 in 2004 compared to $4,339,000 during 2003. Sales of Outdoor Parcel Lockers (OPLs) were $111,000 in 2004 compared to $143,000 in 2003, as a result of lower purchase levels by the USPS. The modest increase in sales of Plastic CBUs from 2003 to 2004 is the result of increased purchases from the USPS, which offset price reductions, ranging from zero to 2% depending on the CBU or OPL type, that became effective in April 2003. The price reductions had an impact of reducing sales by approximately $52,000 in the first quarter of 2004 versus the comparable period in 2003.

Sales of metal, coin and key-only and electronically controlled lockers, and aluminum CBUs were $5,057,000 for the three months of 2004 and $4,350,000 for the three months of 2003. This $707,000 increase consists of additional sales of $740,000 made by the Company's subsidiary, Security Manufacturing Corporation
(SMC), offset by decreases in sales of other locker products, as well as the termination of the Company's luggage cart services at the Detroit International Airport in January 2004. The Company no longer provides any luggage cart rental services.

Cost of Sales
-------------
Consolidated cost of sales as a percentage of sales was 69.1% in 2004 versus 68.9% in 2003.

Selling, Administrative and General Expenses
--------------------------------------------
Selling, administrative and general expenses were $2,007,000 during the first quarter of 2004, an increase of $48,000 from $1,959,000 during the first quarter of 2003. The increase is primarily due to an increase of $61,000 in engineering costs in 2004 compared to 2003 amounts, relating to product development. Certain selling expenses increased due to increased sales, these were offset by a charge of $65,000 in 2003 for a severance agreement relating to a terminated management employee at SMC. Selling, administrative and general expenses were 21% and 22% of first quarter sales in 2004 and 2003, respectively.

Interest Expense
----------------
Interest expense for 2004 was $116,000 compared to $148,000 for 2003. The decrease resulted from lower outstanding debt during 2004 compared to 2003 as the Company continues to make scheduled debt payments on its outstanding debt. No new long term debt was incurred during 2003 or 2004. The Company has made debt payments of $1,630,000 during the twelve month period ended March 31, 2004.

Other Income - net
------------------
Other income - net consists primarily of cash discounts earned, which were $35,000 in 2004 versus $23,000 in 2003, and service maintenance revenues, which were $15,000 in 2004 and $26,000 in 2003.

Income Taxes
------------
Income taxes increased in 2004 versus 2003 due to the increased income before income taxes. The effective tax rate was 39% in 2004 and 2003.


Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.2 to 1 at March 31, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was $10,308,000 at March 31, 2004, an increase of $455,000 over $9,853,000 at December 31, 2003.

Cash used in operating activities was $1,229,000 during the first three months of 2004 compared to $95,000 of cash provided by operating activities in 2003. The use of cash in 2004 relates primarily to replacing and increasing inventory of plastic and aluminum CBUs that were below normal levels at December 31, 2003 in preparation for historically higher shipments as the weather improves in most of the United States. Anticipating that USPS order patterns and sales to other customers will be similar to previous years, the Company expects that cash will be generated by operations for the balance of 2004.

The Company's policy is to maintain modern equipment and adequate capacity. During the first quarter of 2004, the Company expended $67,000 for capital additions. Currently, there are no significant capital projects forecasted by the Company. It is expected that capital expenditures will be funded from cash on hand or cash generated from operations in 2004.

The Company anticipates that cash on hand and cash generated from operations in 2004 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line of credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at March 31, 2004.

Effects of New Accounting Pronouncements

There are no recently issued accounting standards that the Company believes will have a material impact on its financial position or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act Of 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, (iii) the risk that the Company's contracts with the USPS will not be renewed or that that orders placed by the USPS under such contracts will be substantially reduced, and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Company's internal controls over financial reporting during the first quarter of 2004.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

10.1 Contract/Order Modifications dated April 4, 2004 between the U.S. Postal Service and American Locker Security Systems, Inc.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company filed one report on Form 8-K during the three months ended March 31, 2004. Such report was filed on March 24, 2004.

                                S I G N A T U R E
                                -----------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                AMERICAN LOCKER GROUP INCORPORATED
                                            (Registrant)


                                /s/ Roy J. Glosser
                                ------------------------------------
                                Roy J. Glosser
                                President, Chief Operating Officer and Treasurer



















Date:     May 12, 2004
     ----------------------

                                                                    Exhibit 10.1

U.S. POSTAL SERVICE:        CONTRACT/ORDER            PAGE OF PAGES
                                                        1   1

1.  MODIFICATION NO. M 007 CONTRACT/ORDER/AGREEMENT: 072368-01-P-0380
2.  a. DATE ISSUED:  04/05/2004  b. PR No.: 04-11392
    c.  FINANCE NO.          d.  TIN/SSN: 25-1894655

3.  SUPPLIER:                           4. ISSUED BY:
    SECURITY MANUFACTURING CORP.           DIE-TEL CMC
                                           DELIVERY SERVICES EQUIP CT
    815 S. MAIN STREET                     P. O. Box 27496
    GRAPEVINE    TX  76051-5535            Greensboro NC  27498-0001

ATTENTION:                               FOR INFORMATION CALL:
    ROY GLOSSER                             Phyllis R. Edmondson C.P.M.
    (800) 828-9118                          (336) 665-2889
                                            phyllis.r.edmondson@usps.gov
                                         ACO CODE:ICDSEQ

5. The above numbered contract/order/agreement is modified as set forth in Block 6, by supplemental agreement entered into pursuant to authority of mutual agreement.

6.  DESCRIPTION OF MODIFICATION:

       --Extend period of performance for six months for this national contract for Central Delivery Equipment via eBuy. New period of performance is 04/15/2004 through 10/14/2004.

       No change in unit prices.


Except as provided herein, all terms and conditions of the document referenced in Block 1, as heretofore changed, remain unchanged and in full force and effect.

7.  ACCOUNTS PAYABLE DATA    [ ]  is not    [X]  is changed, see see above

       Previous Grand Total:      $15,000,000.00
       Value of Modification:              $0.00
       New Grand Total:           $15,000,000.00

The supplier [ ] is not [X] is required to sign and return an original and copy(ies) of this modification to the Issuing Office (See Block 4).

8. SIGNATURES: SUPPLIER                 U.S. POSTAL SERVICE

      Roy J. Glosser       4/5/2004            Stephan A. Wright          4/5/04
-----------------------------------     ----------------------------------------
   Signature       Date                    Signature            Date

      Roy J. Glosser                                Stephan A. Wright C.P.M.
-----------------------------------     ----------------------------------------
  Name of Person Authorized to Sign             Contracting Officer

      President
-----------------------------------
    Title

U.S. POSTAL SERVICE:     CONTRACT/ORDER MODIFICATION      PAGE OF PAGES
                                                            1   1

1.  MODIFICATION NO. M 009 CONTRACT/ORDER/AGREEMENT: 072368-01-P-0378
2.  a. DATE ISSUED:  04/05/2004   b. PR No.: 04-11378
    c.  FINANCE NO.            d.  TIN/SSN: 16-1068506

3.  SUPPLIER:                                 4. ISSUED BY:
       AMERICAN LOCKER SECURITY SYSTEMS          DIE-TEL CMC
                                                 DELIVERY SERVICES EQUIP CT
    608 ALLEN STREET                             P.O. Box 27496
    JAMESTOWN, NY14701-3966                      Greensboro NC  27498-0001

ATTENTION:                                     FOR INFORMATION CALL:
     ROY GLOSSER                                  Phyllis R. Edmondson C.P.M.
     (800) 828-9118                               (336) 665-2889
                                                  phyllis.r.edmondson@usps.gov
                                               ACO CODE:     ICDSEQ

5. The above numbered contract/order/agreement is modified as set forth in Block 6, by supplemental agreement entered into pursuant to authority of mutual agreement.

6.   DESCRIPTION OF MODIFICATION:

         --Extend period of performance for six months for this national contract for Central Delivery Equipment via eBuy. New period of performance is 04/15/2004 through 10/14/2004.

         No change in unit prices.


Except as provided herein, all terms and conditions of the document referenced in Block 1, as heretofore changed, remain unchanged and in full force and effect.

7.   ACCOUNTS PAYABLE DATA   [ ]   is not      [X]  is changed, see see above

         Previous Grand Total:      $60,000,000.00
         Value of Modification:              $0.00
         New Grand Total:           $60,000,000.00

The supplier [ ] is not [X] is required to sign and return an original and copy(ies) of this modification to the Issuing Office (See Block 4).

8. SIGNATURES: SUPPLIER                 U.S. POSTAL SERVICE

      Roy J. Glosser       4/5/2004            Stephan A. Wright          4/5/04
-----------------------------------     ----------------------------------------
   Signature       Date                    Signature            Date

      Roy J. Glosser                                Stephan A. Wright C.P.M.
-----------------------------------     ----------------------------------------
  Name of Person Authorized to Sign             Contracting Officer

         President
-----------------------------------
      Title

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Edward F. Ruttenberg, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  May 12, 2004
                             /S/ Edward F. Ruttenberg
                             ------------------------------
                             Edward F. Ruttenberg
                             Chairman and Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Wayne L. Nelson, Principal Accounting Officer certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Locker Group Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  May 12, 2004
                             /S/ Wayne L. Nelson
                             ------------------------------
                             Wayne L. Nelson
                             Principal Accounting Officer

   --------------------

                                                                    Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                          /s/Edward F. Ruttenberg
                          ----------------------------
                          Edward F. Ruttenberg
                          Chairman and Chief Executive Officer


Dated:  May 12, 2004

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

                                                                    Exhibit 32.2

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                      /s/Wayne L. Nelson
                      ----------------------------
                      Wayne L. Nelson
                      Principal Accounting Officer
                       and Assistant Secretary

Dated:  May 12, 2004

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.