Form 10-Q
period 2004-06-30
AMERICAN LOCKER GROUP INC
filed 2004-08-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The  Quarterly  Period  Ended June 30,  2004
   OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No _X___

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

As of August 5, 2004 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

Part I - Financial Information

Item 1 - Financial Statements



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)


                                                          June 30,           December 31,
                                                            2004                 2003
                                                            ----                 ----
Assets
  Current assets:
    Cash and cash equivalents                         $ 3,308,283            $ 3,597,990
    Accounts and notes receivable, less allowance
     for doubtful accounts of $133,000 in 2004
     and $371,000 in 2003                               4,158,120              4,682,946
    Inventories                                         6,316,385              5,458,865
    Prepaid expenses                                      269,475                118,819
    Prepaid income taxes                                  119,086                      -
    Deferred income taxes                                 729,546                729,546
                                                      -----------            -----------
  Total current assets                                 14,900,895             14,588,166

  Property, plant and equipment:
    Land                                                  500,500                500,500
    Buildings                                           3,452,299              3,456,766
    Machinery and equipment                            11,522,752             12,137,813
                                                      -----------            -----------
                                                       15,475,551             16,095,079
  Less allowance for depreciation                     (10,756,985)           (11,092,999)
                                                      -----------            -----------
                                                        4,718,566              5,002,080

  Goodwill                                              6,155,204              6,155,204
  Deferred income taxes                                    53,756                 53,756
  Other assets                                             15,941                 74,274
                                                      -----------            -----------

  Total assets                                        $25,844,362            $25,873,480
                                                      ===========            ===========





               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)



                                                        June 30,             December 31,
                                                          2004                   2003
                                                          ----                   ----

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 1,632,907            $ 1,713,010
  Commissions, salaries, wages and taxes thereon          278,549                573,762
  Other accrued expenses                                  877,762                658,405
  Income taxes payable                                          -                148,218
  Current portion of long-term debt                     1,641,316              1,641,316
                                                      -----------            -----------
Total current liabilities                               4,430,534              4,734,711

Long-term liabilities:
  Long-term debt                                        6,006,916              6,664,171
  Pension, benefits and other long-term liabilities       407,789                312,458
                                                      -----------            -----------
                                                        6,414,705              6,976,629
Stockholders' equity:
  Common stock, $1 par value:
   Authorized shares - 4,000,000
    Issued shares - 1,726,146 in 2004 and 2003,
    Outstanding shares - 1,534,146 in 2004 and 2003     1,726,146              1,726,146
  Other capital                                            97,812                 97,812
  Retained earnings                                    15,693,265             14,818,080
  Treasury stock at cost (192,000 shares
   in 2004 and 2003)                                   (2,112,000)            (2,112,000)
  Accumulated other comprehensive loss                   (406,100)              (367,898)
                                                      -----------            -----------
Total stockholders' equity                             14,999,123             14,162,140
                                                      -----------            -----------
Total liabilities and stockholders' equity            $25,844,362            $25,873,480
                                                      ===========            ===========

See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income





                                                          Six Months Ended June 30,
                                                         2004                   2003
                                                         ----                   ----

Net sales                                        $     19,808,471       $     18,663,283
Cost of products sold                                  14,021,716             13,000,527
                                                --------------------   ------------------
                                                        5,786,755              5,662,756
Selling, administrative and general expenses            4,221,550              3,919,623
                                                --------------------   ------------------
                                                        1,565,205              1,743,133

Interest income                                             9,590                 11,241
Other (expense) income-net                                 79,263                127,501
Interest expense                                         (229,409)              (290,175)
                                                --------------------   ------------------
Income before income taxes                              1,424,649              1,591,700
Income taxes                                              549,464                614,231
                                                --------------------   ------------------
                                                --------------------   ------------------
Net income                                       $        875,185       $        977,469
                                                ====================   ==================


Earnings per share of common stock:
  Basic                                          $          0.57        $          0.64
                                                ====================   ==================
  Diluted                                        $          0.56        $          0.63
                                                ====================   ==================
Dividends per share of common stock:             $          0.00        $          0.00
                                                ====================   ==================




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)




                                                          Three Months Ended June 30,
                                                         2004                     2003
                                                         ----                     ----

Net sales                                        $     10,254,164        $      9,831,534
Cost of products sold                                   7,420,382               6,911,115
                                                --------------------    ------------------
Gross profit                                            2,833,782               2,920,419
Selling, administrative and general expenses            2,214,889               1,960,936
                                                --------------------    ------------------
                                                          618,893                 959,483

Interest income                                             4,157                   5,216
Other (expense) income-net                                 36,608                  69,769
Interest expense                                         (113,660)               (142,094)
                                                --------------------    ------------------
Income before income taxes                                545,998                 892,374
Income taxes                                              209,233                 343,965
                                                --------------------    ------------------
Net income                                       $        336,765        $        548,409
                                                ====================    ==================


Earnings per share of common stock:
  Basic                                          $            .22        $           0.36
                                                ====================    ==================
  Diluted                                        $            .21        $           0.35
                                                ====================    ==================
Dividends per share of common stock:             $           0.00        $           0.00
                                                ====================    ==================




See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                Six Months Ended June 30,
                                                               2004                  2003
Operating activities
Net income                                                 $  875,185            $  977,469
Adjustments to reconcile net income to
 net cash (used in) provided by operating activities:
  Depreciation and amortization                               408,022               433,793
  Change in assets and liabilities:
   Accounts and notes receivable                              518,314              (682,161)
   Inventories                                               (791,796)              597,348
   Prepaid expenses                                          (150,915)             (223,113)
   Accounts payable and accrued expenses                     (154,604)             (526,781)
   Pension and other benefits                                  95,489                27,324
   Income taxes                                              (265,786)              228,374
                                                          -------------         ------------
Net cash provided by operating activities                     533,909               832,253

Investing activities
Purchase of property, plant and equipment                    (133,967)             (167,494)
                                                          -------------         ------------
Net cash used in investing activities                        (133,967)             (167,494)

Financing activities
Debt repayment                                               (657,255)             (628,356)
Line of credit repayment                                            -               (25,000)
                                                          -------------         ------------
Net cash used in financing activities                        (657,255)             (653,356)
Effect of exchange rate changes on cash                       (32,394)              137,864
                                                          -------------         ------------
Net (decrease) increase in cash                              (289,707)              149,267
Cash and cash equivalents at beginning of period            3,597,990             2,002,225
                                                          -------------         ------------
Cash and cash equivalents at end of period                 $3,308,283            $2,151,492
                                                          =============         ============


See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:




                                                          Six Months Ended     Six Months Ended
                                                            June 30, 2004       June 30, 2003
                                                            -------------       -------------

     Numerator:
       Net income available to common shareholders          $  875,185          $  977,469
                                                            ==========          ==========
     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                             1,534,146           1,517,146
     Effect of Dilutive Securities:
       Stock options                                            32,337              35,746
                                                            ----------          ----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                          1,566,483           1,552,892
                                                            ==========          ==========
     Basic earnings per common share                        $     0.57          $    0.64
                                                            ==========          ==========
     Diluted earnings per common share                      $     0.56          $    0.63
                                                            ==========          ==========





                                                       Three Months Ended    Three Months Ended
                                                          June 30, 2004         June 30, 2003
                                                          -------------         -------------

     Numerator:
       Net income available to common shareholders        $   336,765           $   548,409
                                                          ===========           ===========

     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                            1,534,146             1,517,146
     Effect of Dilutive Securities:
       Stock options                                           43,530                36,570
                                                          -----------           -----------
       Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversion                                         1,577,676             1,553,716
                                                          ===========           ===========

     Basic earnings per common share                      $      0.22           $      0.36
                                                          ===========           ===========
     Diluted earnings per common share                    $      0.21           $      0.35
                                                          ===========           ===========


4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.



                                                          June 30,              December 31,
                                                            2004                    2003
                                                   ----------------------- -----------------------
                                                   ----------------------- -----------------------

        Raw materials                                $      2,224,370        $     1,760,657
        Work-in-process                                     1,553,464              1,689,774
        Finished goods                                      2,802,047              2,271,930
                                                   ----------------------- -----------------------
                                                   ----------------------- -----------------------
                                                            6,579,881              5,722,361

         Less allowance to reduce to LIFO basis              (263,496)              (263,496)
                                                   ----------------------- -----------------------
                                                   ----------------------- -----------------------
                                                     $      6,316,385        $     5,458,865
                                                   ======================= =======================



5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $836,983 and $1,663,229 for the six months ended June 30, 2004 and 2003, respectively and $311,647 and $630,623 for the three months ended June 30, 2004 and June 30, 2003 respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the six months ended June 30, 2004 and 2003:




                                                  Six Months Ended       Six Months Ended
                                                   June 30, 2004           June 30, 2003
                                              ----------------------- -----------------------

        Service cost                            $      146,298          $      123,658
        Interest cost                                  115,980                 103,176
        Expected return on plan assets                (108,740)                (90,582)
        Net actuarial loss                              26,976                  16,336
        Amortization of prior service cost                 754                     754
                                              ----------------------- -----------------------
        Net periodic benefit cost               $      181,268          $      153,342
                                              ======================= =======================



The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended June 30, 2004 and 2003:




                                           Three Months Ended      Three Months Ended
                                             June 30, 2004           June 30, 2003

                                         ----------------------- -----------------------

   Service cost                            $         73,149        $         61,829
   Interest cost                                     57,990                  51,587
   Expected return on plan assets                   (54,370)                (45,291)
   Net actuarial loss                                13,488                   8,168
   Amortization of prior service cost                   377                     377
                                         ----------------------- -----------------------
                                         ----------------------- -----------------------
   Net periodic benefit cost               $         90,634        $         76,670
                                         ======================= =======================


For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
First Six Months 2004 Versus First Six Months 2003

Overall Results and Outlook
---------------------------

2004 results declined compared to 2003, primarily due to increased steel and aluminum prices, and secondarily, due to price reductions extended to the United States Postal Service (USPS) and continued weakness in certain areas of the economy in which the Company sells its products (including entertainment and leisure activity facilities). Despite the increased sales volume, net income decreased by $102,000 in 2004 versus 2003 as a result of the declining gross margin, higher selling, administrative and general expenses and a decrease in service maintenance contract revenue. Earnings per share on a diluted basis decreased to $0.56 in 2004 versus $0.63 in 2003, as a result of the decreased net income.

In April 2004, the Company's contracts with the USPS were extended for a six month term expiring on October 15, 2004. We have been advised by the USPS that it will, as in past years, seek bids with respect to these contracts and that the Company has been pre-qualified to bid. The USPS has also advised the Company that our current competitor (which has an existing USPS contract for aluminum
CBUs) has been pre-qualified to bid along with three new potential competitors. The USPS has also indicated that it will upgrade the specification that CBUs are designed to meet to increase resistance to mail theft. The Company has reviewed drafts of the new specification and has initiated design efforts to address the increased security requirements. If the USPS does issue a new specification, the Company will incur increased capital expenditures to modify or replace existing tooling. We can not predict the amount or timing of these expenditures until the specification is finalized and our design solution is built and tested. We anticipate the contracting process will be completed by October 15, 2004 but can not predict the outcome. The Company believes that its product line provides the best value to the USPS when all factors including price, quality of design and construction, long-term durability and service are considered. The current contracts cover all four types of plastic CBUs, aluminum CBUs and the Outdoor Parcel Locker (OPL). As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather, as these units are installed outdoors. The Company believes its CBU product line, including its aluminum CBUs represent the best value when all factors including price, quality of design and construction, long-term durability and service are considered.

In July, 2004 the Company received large, bulk orders for plastic and aluminum CBUs from several USPS districts. These orders are primarily in addition to the normal order flow we would have expected in the third quarter and may not be indicative of future USPS order patterns. The orders are all shippable prior to August 30, 2004 and the Company has accelerated production in order to meet the required schedule. Therefore, third quarter 2004 sales are expected to be considerably higher than the same period in 2003.

Net Sales
---------
Sales for the first six months of 2004 of $19,808,000 increased $1,145,000 or 6% compared to sales of $18,663,000 during the same period in 2003. Plastic locker sales to the USPS and developers or distributors for use in the delivery of U.S. mail totaled $9,843,000 in 2004 compared to $10,065,000 during 2003. Plastic CBUs sales were $9,569,000 in 2004 compared to $9,702,000 during 2003. Sales of Outdoor Parcel Lockers (OPLs) were $274,000 in 2004 compared to $363,000 in 2003, as a result of lower purchase levels by the USPS. The decrease in sales of Plastic CBUs from 2003 to 2004 is the result of decreased purchases from the USPS, as well as price reductions, ranging from zero to 2% depending on the CBU or OPL type, which became effective in April 2003. The price reductions had an impact of reducing sales by approximately $43,000 in the first six months of 2004 versus the comparable period in 2003.

Sales of metal, coin and key-only and electronically controlled lockers, and aluminum CBUs were $9,965,000 for the first six months of 2004 and $8,598,000 for the first six months of 2003. This $1,367,000 increase consists of additional sales of $1,841,000 made by the Company's subsidiary, Security Manufacturing Corporation (SMC), offset by decreases in sales of other locker products, as well as the termination of the Company's luggage cart services at the Detroit International Airport in January 2004. The Company no longer provides any luggage cart rental services.

Cost of Sales
-------------
Consolidated cost of sales as a percentage of sales was 70.8% in 2004 versus 69.7% in 2003. The increased percentage is primarily due to increases in aluminum and steel material costs experienced during the first six months of 2004 that have not been passed through to customers in the form of price increases.


Selling, Administrative and General Expenses
--------------------------------------------

Selling, administrative and general expenses were $4,222,000 during the first six months of 2004, an increase of $302,000 from $3,920,000 during the first six months of 2003. The increase is primarily due to an increase of $187,000 in engineering costs in 2004 compared to 2003 amounts, relating to product development, as well as $114,000 incurred in June 2004 relating to an early retirement program covering three employees that elected to retire. Annual savings going forward from these retirements are projected to exceed $200,000. Also, certain selling expenses increased in 2004 due to increased sales. 2003 expenses were impacted by a charge of $65,000 for a severance agreement relating to a terminated management employee at SMC. Selling, administrative and general expenses were 21% of sales for the first six months of 2004 and 2003.

Interest Expense
----------------
Interest expense for 2004 was $229,000 compared to $290,000 for 2003. The decrease resulted from lower outstanding debt during 2004 compared to 2003 as the Company continues to make scheduled debt payments on its outstanding debt. No new long term debt was incurred during 2004 or 2003. The Company reduced its outstanding debt by $1,675,000 from June 30, 2003 to June 30, 2004.

Other Income - net
------------------
Other income - net consists primarily of cash discounts earned, which were $60,000 in 2004 versus $55,000 in 2003, and service maintenance revenues, which were $32,000 in 2004 and $69,000 in 2003. The decline in service maintenance revenue is the result of fewer ongoing maintenance agreements.

Income Taxes
------------
Income taxes decreased in 2004 versus 2003 due to the decreased income before income taxes. The effective tax rate was 39% in 2004 and 2003.

Second Quarter 2004 Versus Second Quarter 2003

Second quarter sales were $10,254,000 in 2004, an increase of $423,000 from the same period in 2003. The increase was primarily related to increases in sales of other locker products which includes aluminum CBUs by the SMC subsidiary. Plastic locker sales were $5,346,000 and $5,584,000 in 2004 and 2003, respectively, a decline of $238,000. The decline is the result of the factors discussed above.

Cost of products sold as a percentage of sales was 72.4% during the second quarter of 2004, compared to 70.3% during the second quarter of 2003. The deterioration in 2004 is primarily due to rising material costs and secondarily to product mix.

Selling, administrative and general expenses were 21.6% of net sales during the second quarter of 2004 compared to 19.9% in the second quarter of 2003. The increased percentage is due to the $114,000 incurred in June 2004 relating to the early retirement program.

Other income - net decreased $33,000 during the first six months of 2004 compared to 2003. This caption consists primarily of cash discounts earned and service maintenance contracts.

Interest expense in the second quarter of 2004 of $114,000 decreased from $142,000 in 2003 as a result of the reduction in outstanding debt.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.4 to 1 at June 30, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was $10,470,000 at March 31, 2004, an increase of $617,000 over $9,853,000 at December 31, 2003.

Cash provided by operating activities was $534,000 during the first six months of 2004 compared to $832,000 of cash provided by operating activities in 2003. This decrease of cash in 2004 relates primarily to replacing and increasing inventory of plastic and aluminum CBUs that were below normal levels at December 31, 2003 in preparation for historically higher shipments as the weather improves in most of the United States. Anticipating that USPS order patterns and sales to other customers will be similar to previous years, the Company expects that cash will continue to be generated by operations for the balance of 2004.

The Company's policy is to maintain modern equipment and adequate capacity. During the first six months of 2004, the Company expended $134,000 for capital additions. Currently, there are no significant capital projects forecasted by the Company. It is expected that capital expenditures will be funded from cash on hand or cash generated from operations in 2004.

The Company anticipates that cash on hand and cash generated from operations in 2004 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line of credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at June 30, 2004.

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company's internal controls over financial reporting during the second quarter of 2004.

Part II.  Other Information

Item 1. Legal Proceedings

As previously reported, in December 1998, the Company was named as a defendant in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. And American Locker Group, Inc. pending in the State of New York Supreme Court, County of Cattaraugus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." In June 2003, Gowanda Electronics Corp. filed a motion for summary judgment seeking to be dismissed from the suit. On June 28, 2004 the court denied Gowanda Electronics motion seeking dismissal from the suit. The Court also ruled that American Locker Group, Inc. assumed the liabilities of the property's prior owner, Knowles-Fisher, based on New York State's "defacto merger doctrine." However, these liabilities, if any, have not been judicially determined and are subject to additional litigation. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights, and to date the Company has not experienced any material cost associated with this matter.


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits.

10.1 Third Amendment dated as of May 11, 2004 to Manufacturing Agreement between American Locker Security Systems, Inc. and Signore, Inc.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

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



                                AMERICAN LOCKER GROUP INCORPORATED
                                             (Registrant)


                                /s/ Roy J. Glosser
                                --------------------------------------------
                                Roy J. Glosser
                                President, Chief Operating Officer and Treasurer

















Date:   August 12, 2004
     --------------------

                                                                    Exhibit 10.1

                   THIRD AMENDMENT TO MANUFACTURING AGREEMENT


          This Third Amendment made as of May 11, 2004, to Manufacturing Agreement dated October 1, 2000 between Signore, Inc., a Delaware corporation
("Seller") and American Locker Security Systems, Inc., a Delaware corporation ("Buyer").

          WHEREAS, Seller and Buyer are parties to a Manufacturing Agreement dated October 1, 2000, as amended (as so amended, the "Agreement");

          WHEREAS, Seller and Buyer wish to make certain amendments to the Agreement.

          NOW, THEREFORE, for good and valuable consideration and intending to be legally bound hereby, Seller and Buyer agree as follows:

               1. All defined terms used herein shall have the definitions set forth in the Agreement.

               2. Buyer and Seller acknowledge that as of December 31, 2003, the Remaining Inventory Value of Locker Inventory (as defined in Section 3(f) of the Agreement) was $1,016,321.08. In accordance with the provisions of Section 3(f) of the Agreement, Seller is obligated to pay Buyer the sum of $36,734.38, all of which shall be paid on June 30, 2004.

                    Such $36,734.38 payment is calculated as follows:

                       Actual Inventory 12/31/03             $ 1,016,321.08
                       Remaining Inventory Value 1/1/03        1,053,055.46
                                                               ------------
                       Payment Due from Seller to Buyer      $    36,734.38
                                                             ==============


               3. Buyer and Seller agree that Locker Inventory determined on a pro forma basis as of December 31, 2003 as if all payments required under Section 2 hereof had been made as of that date was $1,016,321.08 (i.e. Remaining Locker Inventory as of January 1, 2003 of $1,053,055.46 minus the $36,734.38 payment made by Seller under Section 2 hereof).

               4. Except as expressly provided herein, the Agreement shall remain unamended and in full force and effect.

                   WITNESS the due execution hereof.

                               SIGNORE, INC.


                               By:      /s/ Michael Ditonto
                                        -----------------------------------
                               Title:   President & COO
                                        -----------------------------------

                               AMERICAN LOCKER SECURITY SYSTEMS, INC.


                               By:      /s/ Edward Ruttenberg
                                        -----------------------------------
                               Title:   Chairman and Chief Executive Officer
                                        -----------------------------------

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



Date:  August 12, 2004
                               /S/ Edward F. Ruttenberg
                               ------------------------------------
                               Edward F. Ruttenberg
                               Chairman and Chief Executive Officer

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


Date:  August 12, 2004
                                /S/ Wayne L. Nelson
                                -----------------------------------
                                Wayne L. Nelson
                                Principal Accounting Officer




-------------------------

                                                                    Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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


Dated:  August 12, 2004

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

                                                                    Exhibit 32.2


                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of American Locker Group Incorporated (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Dated:  August 12, 2004

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.