Form 10-Q
period 2004-09-30
AMERICAN LOCKER GROUP INC
filed 2004-11-12
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Quarterly Period Ended September 30, 2004
   OR
( )  TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM    TO
                            ---

Commission file number   0-439
                       -------

                       American Locker Group Incorporated
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

         Delaware                                       16-0338330
-------------------------------           --------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
                                                   ----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 2004 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

Part I - Financial Information

Item 1 - Financial Statements



               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)



                                                      September 30,              December 31,
                                                         2004                       2003
                                                         ----                       ----

Assets
  Current assets:
    Cash and cash equivalents                        $  5,635,665               $ 3,597,990
    Accounts and notes receivable, less allowance
     for doubtful accounts of $148,000 in 2004
     and $371,000 in 2003                               5,577,050                 4,682,946
    Inventories                                         4,956,558                 5,458,865
    Prepaid expenses                                      148,769                   118,819
    Prepaid income taxes                                    4,182                         -
    Deferred income taxes                                 729,546                   729,546
                                                     -------------             -------------
  Total current assets                                 17,051,770                14,588,166

  Property, plant and equipment:
    Land                                                  500,500                   500,500
    Buildings                                           3,454,527                 3,456,766
    Machinery and equipment                            11,608,639                12,137,813
                                                     -------------             -------------
                                                       15,563,666                16,095,079
  Less allowance for depreciation                     (10,958,052)              (11,092,999)
                                                     -------------             -------------
                                                        4,605,614                 5,002,080

  Goodwill                                              6,155,204                 6,155,204
  Deferred income taxes                                    53,756                    53,756
  Other assets                                             15,941                    74,274
                                                     -------------             -------------

  Total assets                                        $27,882,285               $25,873,480
                                                     =============             =============





               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)



                                                      September 30,       December 31,
                                                         2004                2003
                                                         ----                ----

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $ 1,527,951        $ 1,713,010
  Commissions, salaries, wages and taxes thereon         263,631            573,762
  Other accrued expenses                               1,173,588            658,405
  Income taxes payable                                   808,354            148,218
  Current portion of long-term debt                    1,321,316          1,641,316
                                                    --------------     --------------
Total current liabilities                              5,094,840          4,734,711

Long-term liabilities:
  Long-term debt                                       5,677,674          6,664,171
  Pension, benefits and other long-term liabilities      373,331            312,458
                                                    --------------     --------------
                                                       6,051,005          6,976,629
Stockholders' equity:
  Common stock, $1 par value:
   Authorized shares - 4,000,000
    Issued shares - 1,726,146 in 2004 and 2003,
    Outstanding shares - 1,534,146 in 2004 and 2003    1,726,146          1,726,146
   Other capital                                          97,812             97,812
   Retained earnings                                  17,376,616         14,818,080
   Treasury stock at cost (192,000 shares
    in 2004 and 2003)                                 (2,112,000)        (2,112,000)
   Accumulated other comprehensive loss                 (352,134)          (367,898)
                                                    --------------     --------------
Total stockholders' equity                            16,736,440         14,162,140
                                                    --------------     --------------
Total liabilities and stockholders' equity           $27,882,285        $25,873,480
                                                    ==============     ==============

See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)




                                                      Nine Months Ended September 30,
                                                       2004                    2003
                                                       ----                    ----

Net sales                                         $ 37,882,548             $ 28,177,583
Cost of products sold                               27,154,032               19,660,354
                                                  --------------           --------------
                                                    10,728,516                8,517,229
Selling, administrative and general expenses         6,365,848                5,958,793
                                                  --------------           --------------
                                                     4,362,668                2,558,436

Interest income                                         22,966                   30,709
Other (expense) income--net                            166,936                  152,785
Interest expense                                      (364,578)                (402,463)
                                                  --------------           --------------
Income before income taxes                           4,187,992                2,339,467
Income taxes                                         1,629,456                  902,496
                                                  --------------           --------------
Net income                                        $ 2,558,536              $  1,436,971
                                                  ==============           ==============


Earnings per share of common stock:
  Basic                                           $       1.67             $        0.95
                                                  ==============           ==============
  Diluted                                         $       1.64             $        0.93
                                                  ==============           ==============
Dividends per share of common stock:              $       0.00             $        0.00
                                                  ==============           ==============


See accompanying notes.




               American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)


                                                      Three Months Ended September 30,
                                                       2004                    2003
                                                       ----                    ----


Net sales                                         $ 18,074,076             $ 9,514,300
Cost of products sold                               13,132,316               6,659,827
                                                  --------------           --------------
Gross profit                                         4,941,760               2,854,473
Selling, administrative and general expenses         2,144,298               2,039,170
                                                  --------------           --------------
                                                     2,797,462                 815,303

Interest income                                         13,376                  19,468
Other (expense) income--net                             87,673                  25,284
Interest expense                                      (135,169)               (112,288)
                                                  --------------           --------------
Income before income taxes                           2,763,342                 747,767
Income taxes                                         1,079,991                 288,265
                                                  --------------           --------------
Net income                                        $  1,683,351             $   459,502
                                                  ==============           ==============


Earnings per share of common stock:
  Basic                                           $       1.10             $      0.30
                                                  ==============           ==============
  Diluted                                         $       1.08             $      0.30
                                                  ==============           ==============
Dividends per share of common stock:              $       0.00             $      0.00
                                                  ==============           ==============



See accompanying notes.





               American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                      Nine Months Ended September 30,
                                                          2004               2003
                                                          ----               ----
Operating activities
Net income                                            $ 2,558,536        $ 1,436,971
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         565,704            646,647
    Change in assets and liabilities:
      Accounts and notes receivable                      (889,664)          (143,570)
      Inventories                                         553,318            131,905
      Prepaid expenses                                    (29,708)           (62,667)
      Accounts payable and accrued expenses                18,556           (225,577)
      Income taxes                                        655,668            121,403
      Pension and other benefits                           61,135               (170)
                                                     ---------------    ---------------
Net cash provided by operating activities               3,493,545          1,904,942

Investing activities
Purchase of property, plant and equipment                (161,460)          (348,850)
                                                     ---------------    ---------------
Net cash used in investing activities                    (161,460)          (348,850)

Financing activities
Long-term debt payments                                (1,306,497)        (1,300,276)
Line of credit repayment                                        -            (25,000)
Proceeds from common stock issued                               -             47,812
                                                     ---------------    ---------------
Net cash used in financing activities                  (1,306,497)        (1,277,464)
Effect of exchange rate changes on cash                    12,087            117,158
                                                     ---------------    ---------------
Net increase in cash                                    2,037,675            395,786
Cash and cash equivalents at beginning of period        3,597,990          2,002,225
                                                     ---------------    ---------------
Cash and cash equivalents at end of period            $ 5,635,665        $ 2,398,011
                                                     ===============    ===============


See accompanying notes.


Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:





                                                        Nine Months Ended     Nine Months Ended
                                                       September 30, 2004    September 30, 2003
                                                       ------------------    ------------------

     Numerator:
      Net income available to common shareholders         $ 2,558,536            $1,436,971
                                                          ===========            ==========

     Denominator:
       Denominator for basic earnings per share -
        weighted average shares                             1,534,146             1,519,856
     Effect of Dilutive Securities:
      Stock options                                            28,664                33,453
                                                          -----------            ----------
      Denominator for diluted earnings per share -
       adjusted weighted average shares and assumed
        conversion                                        $ 1,562,810            $1,553,309
                                                          ===========            ==========

      Basic earnings per common share                     $      1.67            $     0.95
                                                          ===========            ==========
     Diluted earnings per common share                    $      1.64            $     0.93
                                                          ===========            ==========






                                                       Three Months Ended    Three Months Ended
                                                       September 30, 2004    September 30, 2003
                                                       ------------------    ------------------

     Numerator:
      Net income available to common shareholders         $ 1,683,351           $  459,502
                                                          ===========           ==========

     Denominator:
      Denominator for basic earnings per share -
       weighted average shares                              1,534,146            1,525,276
     Effect of Dilutive Securities:
      Stock options                                            21,317               28,868
                                                          -----------           ----------
      Denominator for diluted earnings per share -
       adjusted weighted average shares and assumed
        conversion                                          1,555,463            1,554,144
                                                          ===========           ==========

     Basic earnings per common share                      $      1.10           $     0.30
                                                          ===========           ==========
     Diluted earnings per common share                    $      1.08           $     0.30
                                                          ===========           ==========


4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.




                                                       September 30,      December 31
                                                           2004              2003
                                                           ----              ----

          Raw materials                               $  2,512,935      $  2,271,930
          Work-in-process                                1,552,633         1,689,774
          Finished goods                                 1,154,486         1,760,657
                                                    -----------------------------------
                                                         5,220,054         5,722,361

           Less allowance to reduce to LIFO basis         (263,496)         (263,496)
                                                    -----------------------------------
                                                      $  4,956,558      $  5,458,865
                                                    ===================================



5. Total comprehensive income consisting of net income and foreign currency translation adjustment was $2,574,300 and $1,575,345 for the nine months ended September 30, 2004 and 2003, respectively and $1,736,259 and $456,221 for the three months ended September 30, 2004 and September 30, 2003 respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the nine months ended September 30, 2004 and 2003:









                                                          Nine Months             Nine Months
                                                             Ended                   Ended
                                                       September 30, 2004      September 30, 2003
                                                       ------------------      ------------------

          Service cost                                  $   219,447             $   185,486
          Interest cost                                     173,970                 154,763
          Expected return on plan assets                   (163,110)               (135,873)
          Net actuarial loss                                 40,464                  24,503
          Amortization of prior service cost                  1,131                   1,131
                                                       ---------------------------------------
          Net periodic benefit cost                     $   271,902             $   230,010
                                                       =======================================


     The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended September 30, 2004 and 2003:




                                                       Three Months Ended      Three Months Ended
                                                       September 30, 2004      September 30, 2003
                                                       ------------------      ------------------

          Service cost                                  $   73,149              $   61,829
          Interest cost                                     57,990                  51,588
          Expected return on plan assets                   (54,370)                (45,292)
          Net actuarial loss                                13,488                   8,168
          Amortization of prior service cost                   377                     377
                                                       ------------------------------------------
          Net periodic benefit cost                     $   90,634              $   76,670
                                                       ==========================================


     For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
First Nine Months 2004 Versus First Nine Months 2003

Overall Results and Outlook
---------------------------

2004 results improved compared to 2003, primarily due to increased shipments of plastic and aluminum Cluster Box Units (CBUs) to the United States Postal Service (USPS), and secondarily, due to increased sales of indoor mailboxes to our distributor network by our Security Manufacturing (SMC) subsidiary. As previously disclosed in our 10Q filing for the second quarter of 2004, in July, 2004 the Company received large, bulk orders for plastic and aluminum CBUs from several USPS districts. During the third quarter of 2004 the Company shipped over 7000 plastic CBUs and over 1500 aluminum CBUs in bulk to these USPS districts. The bulk orders totaled in excess of $7,000,000 in sales value. These orders were primarily in addition to the normal order flow we would have expected in the third quarter and may not be indicative of future USPS order patterns.

Net income increased by $1,122,000 in 2004 versus 2003 as a result of the increased sales volume. Despite the increased sales volumes, gross margins declined from 30.2% in 2003 to 28.3% in 2004. The decrease in gross margin is attributed to rising material costs, changes in product mix, and labor premiums to support the increased shipment volume. Earnings per share on a diluted basis increased to $1.64 in 2004 versus $0.93 in 2003, as a result of the increased net income.

In October 2004, the Company's contracts with the USPS were extended for a three and one half month term expiring on February 28, 2005. Based on the increased sales volume in 2004, the Company extended price reductions of approximately 1% on all plastic and aluminum CBUs. If future USPS orders are consistent with 2004 levels these reductions in selling price will reduce income before income taxes by approximately $280,000 on an annualized basis. We have been advised by the USPS that it will, as in past years, seek bids with respect to these contracts and that the Company has been pre-qualified to bid. The USPS has also advised the Company that our current competitor (which has an existing USPS contract for aluminum CBUs) has been pre-qualified to bid along with three new potential competitors. The USPS has also indicated that it will upgrade the specification that CBUs are designed to meet to increase resistance to mail theft. The Company has reviewed drafts of the new specification and has initiated design efforts to address the increased security requirements. If the USPS does issue a new specification, the Company will incur increased capital expenditures to modify or replace existing tooling. We can not predict the amount or timing of these expenditures until the specification is finalized and our design solution is built and tested. Based on current information from the USPS, we anticipate the contracting process will be completed by December 31, 2004 but we can not predict the outcome. The Company believes that its product line provides the best value to the USPS when all factors including price, quality of design and construction, long-term durability and service are considered. The current contracts cover all four types of plastic CBUs, aluminum CBUs and the Outdoor Parcel Locker (OPL). As previously disclosed, total CBU demand is influenced by a number of factors over which the Company has no control, including but not limited to: USPS budgets, policies and financial performance, domestic new housing starts, postal rate increases, postal purchasing practices and the weather, as these units are installed outdoors.

Net Sales
---------
Sales for the first nine months of 2004 of $37,883,000 increased $9,705,000 or 34% compared to sales of $28,178,000 during the same period in 2003. Plastic locker sales to the USPS and developers or distributors for use in the delivery of U.S. mail totaled $22,028,000 in 2004 compared to $15,579,000 during 2003. The increase in sales of Plastic CBUs from 2003 to 2004 is the result of increased purchases by the USPS and increased sales to non-Postal customers. Price reductions extended to the USPS in April of 2003 had an impact of reducing sales by approximately $43,000 in the first nine months of 2004 versus the comparable period in 2003.

Sales of metal, coin and key-only and electronically controlled lockers, and aluminum CBUs were $15,855,000 for the first nine months of 2004 and $12,599,000 for the first nine months of 2003. This $3,256,000 increase consists of additional sales of $3,611,000 made by the Company's subsidiary, Security Manufacturing Corporation (SMC), offset by decreases in sales of other locker products, as well as the termination of the Company's luggage cart services at the Detroit International Airport in January 2004. The Company no longer provides any luggage cart rental services.

Cost of Sales
-------------
Consolidated cost of sales as a percentage of sales was 71.7% in 2004 versus 69.8% in 2003. The increased percentage is due to increases in aluminum and steel material costs experienced during the first nine months of 2004 that have not been passed through to customers in the form of price increases and also to labor premiums incurred to support the increased shipment volumes.


Selling, Administrative and General Expenses
--------------------------------------------
Selling, administrative and general expenses were $6,366,000 during the first nine months of 2004, an increase of $407,000 from $5,959,000 during the first nine months of 2003. The increase is primarily due to an increase of $205,000 in reserves for company-wide bonuses, $113,000 in increased engineering costs relating to product development, as well as $114,000 incurred in June 2004 relating to an early retirement program covering three employees who elected to retire. Annual savings going forward from these retirements are projected to exceed $200,000. Also, certain selling expenses increased in 2004 due to increased sales. Reductions were made in other discretionary areas to partially offset these increases. 2003 expenses were impacted by a charge of $65,000 for a severance agreement relating to a terminated management employee at SMC. Selling, administrative and general expenses were 16.8% of sales for the first nine months of 2004 versus 21.1% in the same period of 2003.

Interest Expense
----------------
Interest expense for 2004 was $365,000 compared to $402,000 for 2003. The decrease resulted from lower outstanding debt during 2004 compared to 2003 as the Company continues to make scheduled payments on its outstanding debt. No new long-term debt was incurred during 2004 or 2003. The Company reduced its outstanding debt by $1,635,000 from September 30, 2003 to September 30, 2004.

Other Income - net
------------------
Other income - net consists primarily of cash discounts earned, which were $117,000 in 2004 versus $89,000 in 2003, and service maintenance revenues, which were $51,000 in 2004 and $84,000 in 2003. The decline in service maintenance revenue is the result of fewer ongoing maintenance agreements.

Income Taxes
------------
Income taxes increased in 2004 versus 2003 due to the increased income before income taxes. The effective tax rate was 39% in 2004 and 2003.

Third Quarter 2004 Versus Third Quarter 2003

Third quarter sales were $18,074,000 in 2004, an increase of $8,560,000 from the same period in 2003. The increase was primarily related to increases in sales of plastic and aluminum CBUs to the USPS. Plastic locker sales were $12,180,000 and $5,442,000 in 2004 and 2003, respectively, an increase of $6,738,000. The increase is the result of the factors discussed above. The balance of the increase in sales is attributed to increases in sales of aluminum CBUs to the USPS and our distributor network and increases in sales of indoor mailboxes to our distributor network.

Cost of products sold as a percentage of sales was 72.7% during the third quarter of 2004, compared to 70.0% during the second quarter of 2003. The deterioration in 2004 is primarily due to rising material costs, labor premiums related to meeting the USPS bulk orders and product mix.

Selling, administrative and general expenses were 11.9% of net sales during the third quarter of 2004 compared to 21.4% in the third quarter of 2003. The decreased percentage is due to the increased sales volume in the third quarter of 2004.

Other income - net increased $62,000 during the third quarter of 2004 compared to 2003. This caption consists primarily of cash discounts earned and service maintenance contracts.

Interest expense in the third quarter of 2004 of $135,000 increased from $112,000 in 2003 as a result of rise in interest rates partially offset by the reduction in outstanding debt.


Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.3 to 1 at September 30, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was $11,957,000 at September 30, 2004, an increase of $2,104,000 over $9,853,000 at December 31, 2003.

Cash provided by operating activities was $3,493,000 during the first nine months of 2004 compared to $1,905,000 of cash provided by operating activities in 2003. This increase of cash in 2004 relates primarily to increased sales of plastic and aluminum CBUs combined with reductions in finished goods inventory. Anticipating that USPS order patterns and sales to other customers will be similar to previous years, the Company expects that cash will continue to be generated by operations for the balance of 2004, subject to the rate at which finished goods inventory is replenished.

The Company's policy is to maintain modern equipment and adequate capacity. During the first nine months of 2004, the Company expended $161,000 for capital additions. The Company anticipates spending approximately $300,000 on new machinery to expand production capacity in the balance of 2004. It is expected that capital expenditures will be funded from cash on hand or cash generated from operations in 2004.

The Company anticipates that cash on hand and cash generated from operations in 2004 will be adequate to fund working capital needs, capital expenditures and debt payments. However, if necessary, the Company has a $3,000,000 revolving bank line of credit available to assist in satisfying future operating cash needs, no amount is outstanding under the line of credit at September 30, 2004

Effects of New Accounting Pronouncements

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in the Company's internal controls over financial reporting during the second quarter of 2004.

Part II.  Other Information

Item 1. Legal Proceedings

As previously reported, in December 1998, the Company was named as a defendant in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. And American Locker Group, Inc. pending in the State of New York Supreme Court, County of Cattaraugus. The suit involves property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, current or former property owners in Gowanda, New York, assert that defendants each operated machine shops at the site during their respective periods of ownership and that as a result of such operation, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of plaintiffs' properties. The plaintiffs assert a number of causes of action and seek compensatory damages of $5,000,000 related to alleged diminution of property values, $3,000,000 for economic losses and "disruption to plaintiffs' lives," $10,000,000 for "nuisance, inconveniences and disruption to plaintiffs' lives," $25,000,000 in punitive damages, and $15,000,000 to establish a "trust account" for monitoring indoor air quality and other remedies." In June 2003, Gowanda Electronics Corp. filed a motion for summary judgment seeking to be dismissed from the suit. On June 28, 2004 the court denied Gowanda Electronics motion seeking dismissal from the suit. The Court also ruled that American Locker Group, Inc. assumed the liabilities of the property's prior owner, Knowles-Fisher, based on New York State's "defacto merger doctrine." However, these liabilities, if any, have not been judicially determined and are subject to additional litigation. The court has referred this matter to mediation and the mediation proceeding has been scheduled for January 5, 2005. If the mediation is unsuccessful, the matter will be referred back to the court for further proceedings. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. Defense of this case has been assumed by the Company's insurance carrier, subject to a reservation of rights, and to date the Company has not experienced any material cost associated with this matter.

Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company filed one report on Form 8-K during the three months ended September 30, 2004. The report was filed on September 30, 2004 and amended on October 8, 2004.

     (c) S I G N A T U R E
         -----------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERICAN LOCKER GROUP INCORPORATED
                                          (Registrant)


                               /s/ Roy J. Glosser
                               -------------------------------------
                               Roy J. Glosser
                               President, Chief Operating Officer and Treasurer















Date:  November 12, 2004
       -----------------

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



Date:  November 12, 2004
------------------------
                             /S/ Edward F. Ruttenberg
                             -----------------------------
                             Edward F. Ruttenberg
                             Chairman and Chief Executive Officer

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


Date:  November 12, 2004
------------------------
                             /S/ Wayne L. Nelson
                             ---------------------------
                             Wayne L. Nelson
                             Principal Accounting Officer

                                                                    Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                        /s/Edward F. Ruttenberg
                        --------------------------------
                        Edward F. Ruttenberg
                        Chairman and Chief Executive Officer


Dated:  November 12, 2004
-------------------------

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

                                                                    Exhibit 32.2

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In  connection   with  the  Quarterly   Report  of  American  Locker  Group
Incorporated (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Dated: November 12, 2004
------------------------

A signed original of this written statement required by Section 906 has been provided to American Locker Group Incorporated and will be retained by American Locker Group Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.