Form 10-K
period 2004-12-31
AMERICAN LOCKER GROUP INC
filed 2005-07-27
CIK 8855

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                          Commission file number 0-439

                       American Locker Group Incorporated
--------------------------------------------------------------------------------
            (Exact Name of registrant as specified in its charter)

              Delaware                                     16-0338330
--------------------------------------------------------------------------------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)

        608 Allen Street, Jamestown, New York                      14701-3966
--------------------------------------------------------------------------------
         (Address of principal executive offices)(Zip Code)

(Registrant's telephone number, including area code)1-716-664-9600 Securities registered under Section 12(b) of the Exchange Act:

Title of each class        Name of each exchange on which registered

           None
-----------------------    -----------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, Par Value $1.00 Per Share
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

      As of July 1, 2005, 1,546,146 shares of Common Stock, $1.00 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates as of June 30, 2005 was approximately $5,211,336, based on the closing price per share of Common Stock on that date of $5.11 as reported on the NASDAQ Stock Market. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

American Locker Group Incorporated (the "Company") is an engineering, assembling, manufacturing and marketing enterprise engaged primarily in the sale of lockers. This includes coin, key-only, and electronically controlled checking lockers and related locks and plastic and aluminum centralized mail and parcel distribution lockers. The key controlled checking lockers are sold to the recreation industry, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the electronically controlled, coin operated lockers are sold or leased for use in the recreation industry and other uses. The plastic and aluminum centralized mail and parcel distribution lockers historically have been sold to the United States Postal Service (USPS), directly to end users, and to distributors and resellers for use in centralized mail and parcel delivery in new housing and industrial developments, inside postal lobbies and apartment buildings and for replacement of older style lockers in existing locations.

As more fully set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. In each of 2004, 2003 and 2002, sales under that contract with the USPS constituted in excess of 50% of the Company's sales revenues. As a result, the Board of Directors of the Company has adopted a restructuring plan to significantly cut operating expenses, and the Company expects to record an impairment charge of approximately $6,155,000 in the first quarter of 2005 to recognize impairment of goodwill. See Note 17 - Subsequent Events to the Company's consolidated financial statements.

The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses including the disposition of its original voting machine business.

In July 2001, the Company acquired Security Manufacturing Corporation (SMC). SMC manufactures aluminum cluster box units, which historically have been sold to the USPS and private markets, as well as other mail delivery receptacles. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its share in the postal market.

Business Segment Information

The Company, including its foreign subsidiary, is engaged primarily in one business: the sale of lockers, including coin, key-only and electronically controlled checking lockers and related locks and plastic and aluminum centralized mail and parcel distribution lockers.

As further discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in February 2005, the Company was notified that its contract with the USPS for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market. The USPS has advised the Company that it may receive by the end of July 2005 a new specification and design that will apply to CBUs sold in the private market as early as Fall 2005. The Company intends to review this new specification and design, as well as strategic pricing considerations, to determine whether the Company will pursue the development and manufacture of CBUs meeting the new specification for sale in the private market.

The Company has developed a range of products to support the USPS Centralized Delivery program. Outdoor Parcel Lockers (OPLs) are used by the USPS for delivery of parcels. Since March 1989, the Company has shipped over 171,000 plastic OPLs to the USPS. CBUs are used by the USPS for delivery of letters and parcels and for the collection of outgoing mail. In November 1994, the Company negotiated a contract to sell Type Three plastic CBUs in quantity to the USPS. Under the terms of the contract, the Company, including SMC, was approved to ship Type One, Two, Three and Four plastic CBUs, and Type Two, Three and Four aluminum CBUs. Plastic CBUs with aggregate invoice prices in excess of $190 million were shipped to the USPS pursuant to the 1994 contract and subsequent contracts. Components of these units were made by outside vendors, and the units were assembled by the Company's wholly owned subsidiary, American Locker Security Systems, Inc. (ALSSI). The units historically have been sold directly by ALSSI to the USPS and to private markets. Aluminum CBUs are manufactured by SMC and historically have been sold directly by SMC to the USPS and to private markets.

The checking lockers are fabricated by Signore, Inc. ("Signore") and are marketed in the United States by ALSSI. Lockers for the Canadian market are manufactured primarily by Signore with locks supplied from ALSSI. On May 24, 2005, ALSSI delivered to Signore a one-year advance written notice of termination of its manufacturing agreement with Signore, with such termination to be effective May 24, 2006, in accordance with the termination provisions contained in the manufacturing agreement. Lockers are marketed in Canada by the Canadian Locker Company, Ltd. ("Canadian Locker"), a wholly-owned subsidiary of the Company. Sales of checking lockers are made outright, through salaried employees and distributors, to customers who need storage facilities requiring a key controlled lock system in the recreational, governmental and institutional type industries. Canadian Locker also owns and operates coin operated lockers in air, bus and rail terminals and retail locations in Canada. ALSSI manufactures the lock system, which is coin or key controlled and operated, for use in lockers sold by ALSSI and Canadian Locker. ALSSI also provides maintenance and repair parts with respect to coin operated lockers previously sold by ALSSI and Canadian Locker. The Company developed an electronic cash and credit card operated baggage cart system that has been sold to several U.S. airports and also to third-party operators for use in two major U.S. airports. The Company also sells this vending system to shopping centers for the rental of shopping carts.

Competition

While the Company is not aware of any reliable trade statistics, it believes that its subsidiaries, ALSSI and Canadian Locker, are the dominant suppliers of key controlled checking lockers in the United States and Canada. As a result of the introduction of the new specification and design for CBUs, the Company faces active competition from one or more manufacturers of postal locker products sold in the private market.

Raw Materials

Present sources of supplies and raw materials incorporated into the Company's metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the market place. The Company's supplier of polycarbonate plastic, which is used in the parcel lockers and CBUs, entered this market in March 1992 and is presently supplying this raw material, which meets strict specifications imposed by the USPS. Due to the phase out of polycarbonate CBUs by the USPS, the availability of this component is no longer critical.

The Company's metal coin operated and electronic lockers are manufactured by Signore pursuant to a manufacturing agreement that will terminate effective May 24, 2006, except for the locks, which are manufactured by ALSSI. The Company's aluminum CBUs and mailboxes are manufactured and sold by the Company's subsidiary, SMC.

Patents

The Company owns a number of patents, none of which it considers to be material to the conduct of its business.

Employees

The Company and its subsidiaries actively employed 149 individuals on a full-time basis as of December 31, 2004, 12 of whom are based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

As a result of the Board of Directors of the Company adopting a restructuring plan to significantly cut operating expenses, the Company expects a significant reduction in its number of employees. See Note 17 - Subsequent Events to the Company's consolidated financial statements.

Dependence on Material Customer

During 2004, 2003 and 2002, sales to one customer, the USPS, accounted for 53.9%, 52.7%, and 56.4%, respectively, of net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. In February 2005, the Company was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. The loss of this customer is expected to adversely affect the Company's operations and financial results subsequent to May 31, 2005.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $153,000, $431,000, and $174,000, in 2004, 2003, and 2002, respectively, for such activity in its continuing businesses.

Compliance with Environmental Laws and Regulations

The Company's facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company's owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See Item 3, Legal Proceedings, and Note 16 - Contingencies to the Company's consolidated financial statements for further discussion with respect to the settlement of certain environmental litigation.

Backlog and Seasonality

Backlog of orders is not significant in the Company's business, as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

Forward-Looking Information

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". When used in this Annual Report on Form 10-K, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects," "will" and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company's statements regarding business strategy, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company's control. The Company's actual results could differ materially from those expressed in any forward- looking statement made by or on the Company's behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

The Company files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the

SEC's Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a web site at http://www.americanlocker.com. The contents of the Company's website are not part of this Annual Report on Form 10-K.

Also, copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act will be made available, free of charge, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC upon written request.

ITEM 2.  DESCRIPTION OF PROPERTY

The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows (* indicates leased facility):

                                                            APPROXIMATE
                                                            FLOOR SPACE
LOCATION              SUBSIDIARY                             IN SQ. FT.           USE
----------------      ----------------------------------    -----------           ------------
Jamestown, NY         Principal Executive Office,             37,000*             Office space/

                      American Locker Company, Inc.                               Assembly
                      and American Locker Security                                and
                             Systems, Inc.                                        Warehouse

Jamestown, NY         American Locker Security                30,200*             Assembly
                       Systems, Inc.                                              and
                                                                                  Warehouse

Ellicottville, NY     American Locker Security                12,800              Lock
                      Systems, Inc. - Lock Shop                                   manufactur-
                                                                                   ing service
                                                                                  and repair

Toronto,              Canadian Locker Company, Ltd.            4,000*             Coin-
  Ontario                                                                          operated
                                                                                   lockers
                                                                                   and
                                                                                   locks

Toronto,
  Ontario             Canadian Locker Company, Ltd.            3,000*             Warehouse

Grapevine, TX         Altreco, Inc (Operated by Security      70,000              Manufacturing
                      Manufacturing Corporation)                                   and office

                                      TOTAL                  157,000
                                                             =======

The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company's presently contemplated needs. The leases on the leased properties terminate at various times in 2005. The leases on the Jamestown, New York, facilities will expire in September 2005 with respect to its assembly and warehouse space and November 2005 with respect to its principal office space, and the Company will relocate its headquarters to its facilities in Grapevine, Texas by the end of 2005. Accordingly, the Company does not intend to exercise its options to renew the Jamestown leases.

ITEM 3.  LEGAL PROCEEDINGS

In April 2005, the Company entered into a settlement with plaintiffs in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. and American Locker Group, Inc. which was pending in the State of New York Supreme Court, County of Cattaraugus. The suit involved property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, who are current or former property owners in Gowanda, New York, asserted that the defendants each operated machine shops at the site during their respective periods of ownership and that, as a result of such operations, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of the plaintiffs' properties. According to the terms of the settlement agreement, the Company will pay an aggregate of $1,225,000 to the plaintiffs who own property adjacent to the site and to the current owner of the property, Gowanda Electronics Corporation. Of this amount, $825,000 was paid in April 2005, $200,000 was paid in June 2005, and $200,000 will be paid in August 2005. The Company's primary insurance carrier during the period of the ownership of the Gowanda property has agreed to reimburse the Company in the amount of $122,500 in return for a release of coverage against the underlying lawsuit. This settlement, less of anticipated insurance proceeds, resulted in a charge to pre-tax operating results in the fourth quarter of 2004 of $1,102,500. This settlement does not resolve the Company's potential liability described below with respect to remediation of offsite contamination which allegedly migrated from this site.

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the NYSDEC) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from the site located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights.

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 150 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to a shipyard components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 15 cases with funds authorized and provided by the Company's insurance carrier. Further, over 95 cases originally filed in 1995 through 2001 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of April 1, 2005 is approximately 20 cases originally filed against other defendants in 2002 through 2004.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, by means of solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $1.00 per share, is not listed on any exchange, but is traded on the over-the-counter market, and quotations are reported by the National Association of Security Dealers, Inc. through their Automated Quotation System (NASDAQ) on the National Market System. The trading symbol for the Company's common stock was changed from "ALGI" to "ALGIE" effective as of the opening of business on April 21, 2005 as a result of delisting proceedings commenced by NASDAQ relating to the Company's failure to timely file this Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. On May 26, 2005, the Company had an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the decision of Nasdaq to delist the Company's common stock as a result of its non-compliance with Marketplace Rule 4310(c)(14). The Nasdaq Listing Qualifications Panel advised the Company on July 6, 2005 that it had granted the Company's request for continued listing, subject to the Company filing this Annual Report on Form 10-K and the late Quarterly Report on Form 10-Q on or before July 31, 2005. The following table shows the range of the low and high sale prices for the Company's common stock in each of the calendar quarters indicated.

                                PER COMMON SHARE
                                  MARKET PRICE

   2005                                     HIGH                LOW
--------------------------------------    --------          ----------
First Quarter                               $14.99              $ 5.13
Second Quarter                                6.50                3.62
Third Quarter (through July 26, 2005)         6.50                4.50

   2004                                     HIGH               LOW
--------------------------------------    --------          ----------
First Quarter                               $12.00             $ 10.26
Second Quarter                               12.17               10.63
Third Quarter                                10.00                9.48
Fourth Quarter                               16.37               10.00

   2003                                    HIGH                LOW
--------------------------------------    --------          ----------
First Quarter                               $14.87             $ 11.85
Second Quarter                               16.22               12.00
Third Quarter                                15.35               11.80
Fourth Quarter                               13.00               10.25

As of July 1, 2005, the Company had 950 security holders of record.

The Company has not paid dividends on its common stock in the two most recent fiscal years and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction. In addition, by agreement with its principal lender, the Company's ability to declare future dividends is restricted.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The historical selected financial information derived from the Company's audited financial information may not be indicative of the Company's future performance and should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The below amounts include the results of SMC since its acquisition by the Company on July 6, 2001.

                                                           2004          2003          2002         2001          2000
                                                       -----------   -----------   -----------   -----------   -----------
Sales                                                  $49,023,417   $39,256,438   $40,670,721   $39,627,216   $37,662,140

Income before income taxes                               4,500,938     3,545,379     4,972,307     4,939,946     4,840,632

Income taxes                                             1,797,990     1,398,247     1,949,479     1,879,585     1,891,419

Net income                                               2,702,948     2,147,132     3,022,828     3,060,361     2,949,213

Earnings per share - basic
                                                              1.76          1.41          1.57          1.49          1.33

Earnings per share - diluted
                                                              1.73          1.38          1.54          1.47          1.32

Weighted average common shares outstanding - basic
                                                         1,534,146     1,523,429     1,921,612     2,053,838     2,214,406

Weighted average common shares outstanding -
 diluted                                                 1,557,931     1,554,328     1,957,561     2,083,484     2,230,785

Dividends declared
                                                              0.00          0.00          0.00          0.00          0.00

Interest expense                                           456,865       529,642       670,144       441,773       140,920

Depreciation and amortization  expense                     706,929       893,236       974,165       956,430       796,140

Expenditures for property, plant and equipment
                                                           280,562       543,146       316,180       801,009       206,604


YEAR-END POSITION
Total assets                                            28,861,930    25,873,480    25,034,616    29,735,420    15,582,599

Long-term debt, including current portion(1)             6,668,596     8,305,487     9,933,813    11,578,687       333,320

Stockholders' equity                                    16,786,570    14,162,140    11,874,709    14,553,876    11,723,825

Stockholders' equity per share (2)
                                                             10.94          9.23          7.83          7.12          5.68
Common shares outstanding at year-end                    1,534,146     1,534,146     1,517,146     2,043,046     2,062,540

Number of employees
                                                               149           154           161           198           144



(1) Including long-term debt in default and due upon demand at December 31, 2004.

(2) Based on shares outstanding at December 31, 2004.

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

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue at the point of passage of title, which is at the time of shipment to the customer. The Company derived approximately 20% of its revenue in 2004 from sales to distributors. These distributors do not have a right to return unsold products, however returns may be permitted in specific situations. Historically returns have not been significant.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectiblity and establishing the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an inability to make payments, an increase in the allowance resulting in a charge to expense would be required.

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

As a result of the loss of the USPS contract, the Company will record additional inventory reserves in the amount of $272,000 during the first quarter of 2005.

Goodwill

As discussed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements, the Company has recorded goodwill of approximately $6,155,000 in connection with its acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Tangible Assets, performed the required goodwill impairment tests. Based upon these tests, no impairment was determined to exist. The annual required goodwill impairment test is performed at the beginning of the fourth calendar quarter. In assessing impairment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective net assets.

As discussed in Note 17 - Subsequent Events to the Company's consolidated financial statements, subsequent to December 31, 2004, the Company was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. Due to the significant reduction in business resulting from the loss of the USPS contract, the Company has determined that the fair value of the Company has declined significantly. Management estimates that the fair value of the Company, after the loss of the USPS business, is not in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicates that there is no longer value attributable to goodwill. Accordingly, the Company will record an impairment charge of approximately $6,155,204 against its operating results in the first quarter of 2005.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 30 years for buildings and three to 12 years for machinery and equipment. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

In accordance with Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. There is no impairment recorded with respect to property, plant and equipment as of December 31, 2004 and 2003.

As discussed in Note 17 - Subsequent Events to the Company's consolidated financial statements, subsequent to December 31, 2004, the Company implemented a restructuring plan as a result of the loss of the USPS contract discussed above. As part of the restructuring plan adopted in 2005, the Company will record an impairment charge against the first and second quarter 2005 operating results of approximately $150,000.

Pension Assumptions

The Company maintains a defined benefit plan covering its U.S. employees. The accounting for the plan is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumption for return on assets reflects the rate of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rate of return of 7.5% used in 2004 was determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the return on assets assumption, assumptions for the rate of compensation increase and discount rate were made. The rate of compensation increase used in determining the 2004 pension cost was 4% and was determined using a projection of inflation and real wage increase assumptions. The discount rate used in determining the 2004 pension cost was 6%. Consistent with prior years, the Company uses a discount rate that approximates the average AA corporate bond rate. The discount rate used to value the projected benefit obligation at December 31, 2004 was 5.75% due to a decrease during 2004 of the average AA corporate bond rates. A 0.25% change in the expected return on plan assets or the discount rate would not have significant impact on the Company's annual pension expense.

Deferred Income Tax Assets

The Company has net deferred tax assets of approximately $1,325,000 at December 31, 2004. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets is primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2004, are realizable. If future operating results lead to taxable losses, it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

RESULTS OF OPERATIONS- 2004 COMPARED TO 2003

Overall Results and Outlook

The Company recorded its largest sales volume ever in 2004, with consolidated net sales of $49,023,417, an increase of $9,766,979, or 24.9%, over the prior year. This increase was attributable primarily to an approximately $7,000,000 bulk order of CBUs from the USPS delivered in the third quarter of 2004. As a result, pre-tax income rose from $3,545,379 in 2003 to $4,500,938 in 2004, an increase of 27.0%, after accounting for a one-time charge of $1,102,500 for an environmental settlement. Net income rose from $2,147,132 in 2003 to $2,702,948 in 2004, an increase of 25.9%. Earnings per share on a diluted basis were $1.73 per share, up $0.35 from the previous year, an increase of 25.4%. The Company, however, expects that its CBU sales will decline substantially in 2005 compared to 2004 since, after May 31, 2005, it will no longer have a contract to sell CBUs directly to the USPS.

Non-Renewal of USPS Contract

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase such units rather than the Company's current model units. The USPS has advised the Company that it intends to phase out approval of the current model CBUs in the private market by September 30, 2005. Because private purchasers will have an inventory of current model CBUs on that date and because of uncertainty as to the size of supply of the new 1118F model CBUs available to the private market prior to that date, the impact of the September 30, 2005 date is unclear. So long as local postal authorities are willing to install postal locks on the current model CBUs being installed in their local area, private purchasers may be willing to continue to purchase and install current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

The USPS awarded a new seven-year CBU contract to a competitor on a sole supplier basis for supply of CBUs after May 31, 2005. That contract will require a new specification (1118F) and design that will also apply to CBUs sold to the private market as early as Fall 2005, although such timing may be subject to interpretation and implementation by local postmasters. The new CBU is the design submitted by the competitor as part of the bid solicitation submitted in December 2004. The 1118F design package, now the property of the USPS, will be made available to interested manufacturers, including but not limited to the Company, on terms yet to be disclosed by the USPS, with such terms applying equally to the competitor that was awarded the CBU contract. The USPS has advised the Company that it may receive by the end of July 2005 a new specification and design that will apply to the new CBUs. While the winning bidder has the design information and is in a position to build and sell the new 1118F design to the USPS and private market, the Company must first gain access to the necessary drawings, then go through a period of engineering and cost evaluation, sourcing and building in order to obtain USPS approval, a period of time which the Company estimates may be between three to six months. Prior to having access to and having an opportunity to evaluate the design and drawing package and to review strategic price considerations for private market sales, the Company is not in a position to determine definitively if it will pursue the manufacture of the 1118F CBU, and, if so, how long it will take to obtain approval from the USPS for eventual sale to the private market.

Restructuring Plan

The Board of Directors formed a Restructuring Committee for the purposes of selecting a financial advisor and evaluating a restructuring plan. On March 17, 2005, following Board approval, the Company announced that it had retained Compass Advisory Partners, LLC

("Compass") to provide strategic consulting services to the Company with respect to potential restructuring and cost reductions necessitated by the non-renewal of the USPS CBU contract. The Restructuring Committee, in consultation with Compass, undertook a review of the Company's financial position and business and operations. In particular, the Restructuring Committee and Compass reviewed (i) the financial impact of the loss of the Company's CBU contract with the USPS;
(ii) the economics of the Signore manufacturing agreement; (iii) the prospects for new product development, including emphasis on the 1118F series aluminum CBUs and development of laptop lockers; (iii) the potential impact of the restructuring plan on the Company's financial position, with an emphasis on cash generation and retention.

The loss of over 50% of the Company's revenues and the status of the 1118F CBU design and drawing package make the Company's future uncertain. After the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors, on May 18, 2005, announced a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. Most of these savings would be achieved by personnel reductions in Jamestown, New York, and by subsequently relocating Company headquarters from leased facilities in Jamestown, New York, to company-owned facilities in Grapevine, Texas, by the end of 2005. As part of this restructuring, the Company expects to terminate existing building leases in Jamestown, discontinue Jamestown-based assembly operations, eliminate many of the 37 salaried and hourly positions in Jamestown, and freeze its current pension plan. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown will cease by Fall 2005. Should the Company determine that it will pursue the manufacture of 1118F CBUs supplier to the private market, such CBU planning and execution is expected to take place at the Company-owned manufacturing facility in Grapevine, Texas.

By reducing selling, general and administrative expenses by at least $3,000,000 on an annualized basis going forward and successfully refinancing its term and revolving debt with its current lender, the Company expects to have adequate cash to meet its debt obligations and have sufficient working capital to meet its operational needs, contingent upon successful development and sale by the Company to the private market of the new 1118F CBU. The Company expects to incur aggregate impairment charges (exclusive of the goodwill impairment) and costs of $2,290,000 in 2005 and 2006 to implement the restructuring plan.

Risks Relating to Implementation of Restructuring Plan and Continuing Operations

The Company's results from continuing operations and its financial position could be adversely affected in the future by known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Some of these factors are described in more detail in this Annual Report on Form 10-K and in the Company's filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

      - The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the

            Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's sales revenues in each of 2004, 2003 and 2002. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses, the Company's ability to remain in business would be adversely affected. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or the incurrence of greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company. Restructuring costs are currently anticipated to be substantially greater in 2005 than originally estimated at the time the restructuring plan was adopted by the Board of Directors.

      - The Company's restructuring plan contemplates that it will develop and commence sales of 1118F CBUs to the private market in the first quarter of 2006. Sales to the private market accounted for 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. If the Company is not able to timely obtain the total design and drawing package for the 1118F CBU from the USPS, determines not to pursue the manufacture of 1118F CBUs or otherwise experiences a delay that prevents it from being able to develop and commence sales of an 1118F CBU in the first quarter of 2006, the Company's results of operations and its business and financial condition could be materially adversely affected. In particular, a further round of cost-cutting measures may become necessary if the Company determines not to pursue the manufacture of 1118F CBUs or the Company's development and commencement of sales of 1118F CBUs are significantly delayed beyond the currently contemplated estimates.

      - On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding the Company's term loan as a result of the non-renewal of its CBU contract with the USPS. To date, the Company has made all scheduled payments on its term loan and its outstanding mortgage loan. In addition, the lender has verbally advised the Company that its revolving line of credit is not available. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. The initial proposal by the lender provides that the Company (i) pay down the remaining balance of its term loan, which is approximately $2,700,000, in 2005, (ii) maintain its mortgage loan due in 2006, which has an outstanding balance of approximately $2,300,000, and
            (iii) have available a revolving line of credit of $1,000,000, subject to terms and conditions to be negotiated. The real property and building which secures the Company's mortgage loan have been appraised by the lender at a value of approximately $3,000,000. The Company expects to have sufficient cash on hand to pay off its term loan and further expects to be able to refinance its mortgage loan with a new lender in Texas. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

      - As part of the Company's restructuring plan, it expects to cease manufacturing activities in Jamestown, New York, and to eliminate many of the 37 salaried and hourly positions in Jamestown. Should the Company determine that it will pursue the manufacture of 1118F CBUs and it becomes an 1118F CBU supplier to the private market, such CBU planning and execution will take place in Grapevine, Texas, at its company-owned manufacturing facility. The Company cannot provide any assurance that it will be able to identify, train and retain appropriate staff members in Texas. Additionally, the Company cannot provide any assurance that it will be able to retain any of the current employees who are expected to move to Texas. A failure to attract and retain key employees could materially adversely affect the Company's results of operations and its business and financial condition, particularly its ability to timely develop and commence sales of the 1118F CBU.

      - The Company has identified weaknesses in its internal controls and accounting systems and has proposed remedies, including changes in its accounting systems and the hiring of qualified accounting personnel to implement such remedies (see Item 9A, Controls and Procedures). If the Company is not able to effectively implement such remedies or hire such personnel, the Company may be subject to regulatory scrutiny and a loss of public confidence in its internal controls.

      - In addition to the foregoing risks and uncertainties, the Company faces additional risks and uncertainties relating to its business, including but not limited to the following:

            - The Company may seek to mitigate some of the adverse impact of rising costs of sales through price increases. The Company's ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company's control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts.

            - Any decline in general economic conditions in the United States or any heightened threat of terrorist and military actions could adversely affect the Company's ability and the ability of its suppliers and customers to accurately forecast and plan future business activities. These conditions particularly impact customers operating theme parks, resorts and other travel-related businesses. As a result, customers could reduce their purchases of the Company's products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company's results of operations and business and financial condition.

            - The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products, particularly 1118F CBUs. The Company's ability to successfully develop, introduce and sell new products depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing initiatives related to the new products. Given the Company's current financial position, no assurances can be given that it will have enough capital on hand to develop, manufacture and successfully introduce new products, and a failure to do so would have a material adverse effect on the Company.

            - As a public company, the Company is subject to greater regulatory scrutiny than it would be if it were privately-held. In particular, the Company must adhere to various legal and auditing rules and procedures, the compliance with which is expensive and time-consuming. A failure on the part of the Company to comply with such rules and procedures would subject the Company to criminal and civil penalties. In addition, a significant portion of the Company's resources may need to be devoted to compliance matters, preventing the use of such resources for business expansion purposes.

            - The Company's future success will depend, to a substantial degree, upon the continued service of the key members of the Company's management team. Except for Edward F. Ruttenberg, the Company's Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer, the Company does not currently have employment agreements with any of the key members of its management team. Although the Company is not aware that any key personnel is planning to retire or leave in the near future, the loss of the services of any key member of the Company's management team, or their inability to perform services on the Company's behalf, could have a material adverse effect on the Company's results of operations and business and financial condition.

Net Sales

Consolidated sales in 2004 amounted to $49,023,417, of which 56.9% were polycarbonate (or plastic) CBUs and OPLs sold to the USPS and the private market. Consolidated sales for 2004 include the results of an approximately $7 million bulk order for CBUs delivered to the USPS in the third quarter of 2004. The remainder of the Company's consolidated sales consisted primarily of sales of lockers (coin-op, temporary storage, electronic keyless and service) and metal postal products (aluminum CBUs, indoor mailboxes and collection boxes). This metal product group amounted to 43.1% of total consolidated sales in 2004; its increase in sales of $3,987,000 was due primarily to increased sales of aluminum CBUs at SMC and locker sales at Canadian Locker Company offset by a decrease of $955,000 in sales at ALSSI. Sales by general product group for the last two years were as follows:

                                                        Percentage
                            2004          2003      Increase (Decrease)
                         -----------   -----------  -------------------
CBU (Plastic)..........  $27,218,000   $21,223,000         28.2%
OPL (Plastic)..........      684,000       744,000         (8.1%)
Metal Product Group....   21,122,000    17,135,000         23.3%

Cost of Sales

Consolidated cost of sales as a percentage of sales was 70.7% in 2004 compared to 69.4% in 2003. The increase in 2004 was the result of raw material price increases for steel and aluminum, depending on the type and grade, which were offset by increased overhead absorption resulting from the higher volume in USPS shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $377,000 in 2004 over 2003, due primarily to increases in freight charges of $175,000 for fuel surcharges, pension expenses of $70,000 and bad debt expenses of $50,000, as well as sales activity.

Interest Expense

Interest expense decreased by $73,000 in 2004 over 2003 as a result of lower outstanding debt as the Company continued to make scheduled payments on its outstanding debt. No new debt was incurred in 2004. After discussions with Manufacturers and Traders Trust Company following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt, which is expected to further reduce interest expense in 2005.

Income Taxes

Income taxes increased by $400,000 in 2004 over 2003 due to an increase in income before taxes. The effective tax rates in 2004 and 2003 were 40% and 39%, respectively.

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

Net Sales

Consolidated sales in 2003 amounted to $39,256,000, of which 56.0% were polycarbonate (or plastic) CBUs and OPLs sold to the USPS and the private market. The remainder of the Company's consolidated sales consisted primarily of sales of lockers (coin-op, temporary storage, electronic keyless and service) and metal postal products (aluminum CBUs, indoor mailboxes and collection boxes). This metal product group amounted to 43.6% of total consolidated sales in 2003; its increase in sales of $623,000 was due primarily to increased sales of aluminum mailboxes at SMC, offset by a decrease of $517,000 relating to other locker products. Total sales declined 3.5% in 2003, from $40,671,000 in 2002.

Revenues from the luggage cart business for airport terminals were $154,000 in 2003 versus $578,000 in 2002. The decline in the luggage cart business revenues was primarily due to the expiration of the service contract with the Toronto International Airport in November 2002 and continued decline in revenue at the Detroit International Airport. Effective in January 2004, the Company terminated the luggage cart services in Detroit. As such, the Company no longer provides any luggage cart rental services.

Sales by general product group for 2003 and 2002 were as follows:


                                                                      Percentage
                                       2003         2002      Increase (Decrease)
                                    -----------  -----------  -------------------
CBU (Plastic) ....................  $21,223,000  $22,649,000         (6.3)%
OPL (Plastic) ....................      744,000      931,000        (20.1%)
Metal Product Group ..............   17,135,000   16,512,000          3.8%
Luggage Cart Business ............      154,000      578,000        (73.4%)

Cost of Sales

Consolidated cost of sales as a percentage of sales was 69.4% in 2003 compared to 68.6% in 2002. The slight increase in 2003 was the result of lower sales volume in general, price reductions to the USPS for CBUs, as well as the elimination of the Toronto airport operations, where margins were higher than certain other Company operations.

Selling, Administrative and General Expenses

Selling, administrative and general expenses increased by $687,000 in 2003 over 2002, due partially to a one-time reduction of $319,000 in 2002 as the result of the reversal in 2002 of a liability which existed under the Supplemental Executive Retirement Plan due to the death in the first quarter of 2002 of the only current beneficiary under the Plan. The increase was also impacted by an increase in pension costs of $155,000 in 2003 versus 2002, a 2003 charge of $65,000 for a severance agreement relating to a terminated management employee at SMC, as well as increased engineering costs in 2003 relating to product development. Higher health and liability insurance premiums also contributed to the increase.

Interest Income and Expense

Interest income decreased by $58,000 in 2003 compared to 2002 as a result of lower interest rates earned on cash deposits during 2003 versus 2002.

Interest expense decreased by $141,000 in 2003 compared to 2002 as a result of lower outstanding debt as the Company continued to make scheduled payments on its outstanding debt. No new debt was incurred in 2003.

Other Income - Net

Other income - net, which consisted primarily of revenue related to maintenance of previously sold products, remained flat. Other income - net in 2003 also included a gain on the disposal of assets of $28,000.

Income Taxes

Income taxes decreased by $551,000 in 2003 versus 2002 as a result of the decrease in income before income taxes. The effective tax rate was 39% in both 2003 and 2002.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

                          As of December 31,
                    ------------------------------
                        2004              2003
                    -----------       ------------
Current Ratio....      1.6 to 1          3.1 to 1
Working Capital..   $ 6,715,202       $ 9,853,455

The decrease in working capital primarily resulted from the necessary reclassification of the Company's $6,668,596 term loan as a current liability at December 31, 2004 as a result of the Company's receipt on March 18, 2005 of a notice of default and reservation of rights letter from its lender with respect to the Company's term loan as a result of the non-renewal of the Company's CBU contract with the USPS.

The Company's policy is to maintain modern equipment and adequate capacity. During 2004, 2003, and 2002 the Company expended $281,000, $543,000 and
$316,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations. The Company expects capital expenditures in 2005 to fall within the range of expenditures made in the last three years. It is expected that capital expenditures, other than potential expenses related to the development and sale of 1118F CBUs should the Company determine that it will pursue the manufacture of 1118F CBUs, will be funded from cash on hand. Because of uncertainties related to the 1118F CBU, the Company is unable to predict capital costs related to the development and manufacture of that product if the Company ultimately decides to develop and manufacture that product.

During 2001 the Company acquired B.L.L. Corporation, d/b/a Security Manufacturing Corporation, and related real estate for approximately $12,000,000, excluding cash received. This acquisition was funded with term loan borrowings of approximately $11,000,000, a $960,000 note payable to the former owners, which was paid in full in 2004, and $140,000 of cash. The original terms of the borrowings to fund the acquisition require principal payments of approximately $1,321,316 during 2005. After discussions with Manufacturers and Traders Trust Company following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt. On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding the term loan as a result of the non- renewal of the Company's CBU contract with the USPS.

On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding the Company's term loan as a result of the non-renewal of its CBU contract with the USPS. To date, the Company has made all scheduled payments on its term loan and its outstanding mortgage loan. In addition, the lender has verbally advised the

Company that its revolving line of credit is not available. The Company has no long-term capital commitments or obligations, although this situation may require re-evaluation upon receipt of the USPS drawing and design package for the new 1118F CBU. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. The initial proposal by the lender provides that the Company (i) pay down the remaining balance of its term loan, which is approximately $2,700,000, in 2005, (ii) maintain its mortgage loan due in 2006, which has an outstanding balance of approximately $2,300,000, and (iii) have available a revolving line of credit of $1,000,000, subject to terms and conditions to be negotiated. The real property and building which secures the Company's mortgage loan have been appraised by the lender at a value of approximately $3,000,000. The Company expects to have sufficient cash on hand to pay off its term loan and further expects to be able to refinance its mortgage loan with a new lender in Texas. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations as of December 31, 2004 relating to long-term debt, operating lease arrangements and purchase obligations. The Company does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt, operating leases and purchase obligations are as follows:

                                                     Payments due by period
                                  -----------------------------------------------------------
                                                                                        More
                                                    Less than 1                        than 5
                                      Total             year           1-3      3-5    years
                                                                      years    years
                                  --------------  ---------------   ---------  -----   ------
Long-term debt obligations,
 in default....................   $    6,668,596  $     6,668,596          --     --      --
Operating lease
 obligations ..................          341,000          255,000      86,000     --      --
Purchase obligations ..........        3,317,000        3,317,000          --     --      --
                                  --------------  ---------------   ---------  -----   -----
  Total .......................   $   10,326,596  $    10,240,596   $  86,000  $  --   $  --
                                  ==============  ===============   =========  =====   =====

The above amounts for long-term debt do not include interest. The Company expects to refinance its mortgage payable prior to its scheduled maturity in 2006.

The Company has had continuing obligations under its defined benefit pension plan. This is a funded plan under which the Company is required to make contributions to meet ERISA funding requirements. The Company's contributions to the plan have ranged from approximately $100,000 to $400,000 over the last four years. The required funding is based on actuarial calculations that take into account various actuarial results and certain assumptions.

As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company decided in May 2005 to freeze its obligations under the defined benefit plan such that after July 15, 2005 no benefits will accrue under this plan and has notified the plan's participants of this decision. The Company is awaiting the results of an actuarial study to determine if further funding of the plan is required.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

RELATED PARTY TRANSACTIONS

Donald I. Dussing, Jr., a director of the Company, is Vice-President of Manufacturers and Traders Trust Company, which has loaned money to the Company under a term loan and revolving credit facility.

ALSSI currently has a manufacturing agreement with Signore, which formerly was a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The manufacturing agreement has been amended and restated to provide for a term which expires August 31, 2006, subject to automatic renewal for a one-year period on September 1, 2006, and subject to termination by either party with one-year's notice to the other party. On May 24, 2005, ALSSI delivered to Signore a one-year advance written notice of termination of the manufacturing agreement, with such termination to be effective May 24, 2006, as per the terms for termination in the manufacturing agreement. The agreement provides that the cost to the Company for these services be equal to Signore's cost divided by 80%. Pursuant to the manufacturing agreement, the Company purchased $2,990,000, $2,751,000 and $3,109,000 of material from Signore during 2004, 2003 and 2002, respectively, at prices that the Company believes are at arm's length. Alexander Ditonto serves as Chairman of Signore and is the father-in-law of Roy J. Glosser, a director of the Company. The Company does not preclude reaching a new manufacturing agreement with Signore. The Company is, however, actively engaged in finding potential alternate sources of manufacturing, fabricating and assembly for certain of its products.

One of the Company's subsidiaries purchases fabricated parts from Rollform of Jamestown, Inc., a rollforming company owned and managed by Edward F. Ruttenberg, his wife and family, and other relatives of Mr. Ruttenberg. Pursuant to this arrangement, the Company purchased $245,000, $151,100 and $183,000 of materials from Rollform of Jamestown, Inc. in 2004, 2003 and 2002, respectively.

OTHER AGREEMENTS

During 2002, the Company entered into agreements to become 5% members of two limited liability companies (LLCs). Third parties formed the LLCs in order to provide luggage cart services at two U.S. airports. The Company has sold luggage cart products to these LLCs. The Company contemplates a sale of its luggage cart assets and may not be in a position to make further sales to these LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the LLCs had no impact on the Company's 2004 operating results or financial position, and is not expected to have any material impact in the future.

RELIANCE ON SIGNORE, INC.

Certain of the Company's non-plastic lockers are manufactured or fabricated by Signore with proprietary locks supplied by the Company. ALSSI currently has a manufacturing agreement with Signore, which formerly was a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The manufacturing agreement has been amended and restated to provide for a term which expires August 31, 2006, subject to automatic renewal for a one-year period on September 1, 2006, and subject to termination by either party with one-year's notice to the other party. The manufacturing agreement provides that the cost to the Company for these services will be equal to Signore's standard cost divided by 80%.

A significant portion of the Company's non-plastic locker revenues is reliant on Signore fulfilling its obligation under the manufacturing agreement. In the event that Signore were unable to fulfill its obligation, the Company's revenues and operations could be materially and adversely impacted. On May 24, 2005, ALSSI delivered to Signore a one-year advance written notice of termination of the manufacturing agreement, with such termination to be effective May 24, 2006, as per the terms for termination in the manufacturing agreement. The Company does not preclude reaching a new manufacturing agreement with Signore. The Company is, however, actively engaged in finding potential alternate sources of manufacturing, fabricating and assembly for certain of its products.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company has experienced significant increases in steel and aluminum prices in 2004. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs such as pension costs discussed above, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

The Company uses the LIFO method of accounting for over 75% of its inventory. This method tends to match current costs with current revenues. During inflationary periods, it reduces reported income, thereby reducing taxes, which improves cash flow.

MARKET RISKS

Raw Materials

The Company does not have any long-term commitments for the purchase of raw materials. In respect to its products which use steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited. Present sources of supplies and raw materials incorporated into the Company's products are generally considered to be adequate and are currently available in the marketplace.

Foreign Currency

The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent less than 10% of the Company's aggregate net assets at December 31, 2004, and subsequent to that date, the Company received a dividend of CDN$800,000, net of Canadian withholding taxes of CDN$40,000, from its Canadian operations, further reducing the net assets of its Canadian operations (see Note 17 - Subsequent Events). Presently, management does not hedge its foreign currency risk.

Interest Rate Risks

The Company has fixed interest rates on $3,518,596 of its long-term debt at December 31, 2004 and variable interest rates based on three-month LIBOR on $3,150,000 of its long-term debt at December 31, 2004. Based upon the Company's outstanding long-term debt subject to variable interest rates at December 31, 2004, a 1% increase in the LIBOR rate would result in an annual increase to interest expense of approximately $28,000. As noted above, the Company is in discussions with its primary lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where it will be relocating its headquarters by the end of 2005.

EFFECT OF NEW ACCOUNTING GUIDANCE

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) - "Share Based Payment" during December 2004. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and will require the Company to recognize compensation expense in an amount equal to the fair value of share based payments. The impact of SFAS 123(R) does not have a material impact on stock options currently issued, but may in the future if additional stock options are issued (See Note 9 - Stock Options).

The FASB has also issued SFAS No. 151 - "Inventory Costs - An Amendment to ARB No. 43, Chapter 4" effective for fiscal years beginning after June 15, 2005. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The Company is in the process of evaluating the impact of implementing SFAS 151.

NASDAQ LISTING

On April 19, 2005, the Company received notice from The Nasdaq Stock Market (Nasdaq) indicating that the Company was not in compliance with Nasdaq's requirement for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of the Company's failure to timely file this Annual Report on Form 10-K. As a result, the trading symbol for the Company's common stock was changed from "ALGI" to "ALGIE" effective as of the opening of business on April 21, 2005. The Company received a similar notice from Nasdaq on May 24, 2005 with respect to its Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005. On May 26, 2005, the Company had an oral hearing before a Nasdaq Listing Qualifications Panel to appeal the decision of Nasdaq to delist the Company's common stock as a result of its non-compliance with Marketplace Rule 4310(c)(14). The Nasdaq Listing Qualifications Panel informed the Company on July 6, 2005 that it had granted the Company's request for continued listing, subject to the Company filing this Annual Report on Form 10-K and the late Quarterly Report on Form 10-Q on or before July 31, 2005. Further, the Nasdaq Listing Qualifications Panel indicated that the fifth character "E" will remain appended to the Company's trading symbol pending a determination that the Company is fully compliant with Nasdaq's filing requirement and has evidenced compliance with all other requirements for continued listing on Nasdaq. The Company is working diligently to file its Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005 as soon as possible and believes that it will do so on or before July 31, 2005, but there can be no assurance that the Company will be able to avoid delisting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is reported under "Impact of Inflation and Changing Prices" and "Market Risks" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Locker Group Incorporated

We have audited the accompanying consolidated balance sheet of American Locker Group Incorporated and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 4 and 17 to the financial statements, on February 8, 2005, the Company was informed that its contract with the US Postal Service, which represented over 50% of the Company's 2004 revenue, would not be renewed. As a result of the loss of the contract, the Company has received from its lender a notice of default and reservation of rights letter with respect to its term loans and has been advised orally by its lender that its line of credit is not available. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 18, 2005, except for Note 1, paragraphs 2 through 9, and Note 17, as to which the date is May 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Locker Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Locker Group Incorporated and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statement and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP


Buffalo, New York
February 24, 2004

               American Locker Group Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                              DECEMBER 31
                                                       2004               2003
                                                  ---------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                      $     5,780,215   $     3,597,990
   Accounts and notes receivable, less allowance
      for doubtful accounts of $232,000 in 2004
      and $371,000 in 2003                              4,402,840         4,682,946
   Inventories                                          6,463,496         5,458,865
   Prepaid expenses                                       136,316           118,819
   Deferred income taxes                                1,300,230           729,546
                                                  ---------------   ---------------
Total current assets                                   18,083,097        14,588,166


Property, plant and equipment:
   Land                                                   500,500           500,500
   Buildings                                            3,463,205         3,456,766
   Machinery and equipment                             11,775,088        12,137,813
                                                  ---------------   ---------------
                                                       15,738,793        16,095,079
   Less allowance for depreciation                    (11,154,157)      (11,092,999)
                                                  ---------------   ---------------
                                                        4,584,636         5,002,080

Deferred income taxes                                      24,558            53,756
Goodwill                                                6,155,204         6,155,204
Other assets                                               14,435            74,274

                                                  ---------------   ---------------
Total assets                                      $    28,861,930   $    25,873,480
                                                  ===============   ===============

                                                             DECEMBER 31
                                                        2004             2003
                                                   --------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                  $          ---   $           ---
   Long-term debt in default and due on demand          6,668,596               ---
   Accounts payable                                     1,974,460         1,713,010
   Commissions, salaries, wages and taxes thereon         602,803           573,762
   Accrued environmental settlement                     1,102,500               ---
   Other accrued expenses and current liabilities         565,477           658,405
   Income taxes payable                                   454,059           148,218
   Current portion of long-term debt                          ---         1,641,316
                                                   --------------   ---------------
Total current liabilities                              11,367,895         4,734,711
Long-term liabilities:
   Long-term debt                                             ---         6,664,171
   Pension and other benefits                             707,465           312,458
                                                   --------------   ---------------
                                                          707,465         6,976,629
Stockholders' equity:
   Common stock, $1 par value:
     Authorized shares - 4,000,000
       Issued shares - 1,726,146
       Outstanding shares - 1,534,146                   1,726,146         1,726,146
   Other capital                                           97,812            97,812
   Retained earnings                                   17,521,028        14,818,080
   Treasury stock at cost (192,000) shares             (2,112,000)       (2,112,000)

   Accumulated other comprehensive loss                  (446,416)         (367,898)
                                                   --------------   ---------------
Total stockholders' equity                             16,786,570        14,162,140
                                                   --------------   ---------------

Total liabilities and stockholders' equity         $   28,861,930   $    25,873,480
                                                   ==============   ===============

See accompanying notes.

              American Locker Group Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                           YEAR ENDED DECEMBER 31
                                                   2004           2003           2002
                                               -------------  --------------  -------------
Net sales                                      $  49,023,417  $   39,256,438  $  40,670,721

Cost of products sold                             34,667,796      27,241,066     27,898,060
Selling, administrative and general expenses       8,463,819       8,086,610      7,399,754
Environmental settlement                           1,102,500             ---            ---
                                               -------------  --------------  -------------
                                                   4,789,302       3,928,762      5,372,907

Interest income                                       48,277          36,908         94,826
Other income - net                                   120,224         109,351        174,718
Interest expense                                    (456,865)       (529,642)      (670,144)
                                               -------------  --------------  -------------
Income before income taxes                         4,500,938       3,545,379      4,972,307
Income taxes                                       1,797,990       1,398,247      1,949,479
                                               -------------  --------------  -------------
Net income                                     $   2,702,948  $    2,147,132  $   3,022,828
                                               =============  ==============  =============

Earnings per share of common stock:
    Basic                                      $        1.76  $         1.41  $        1.57
                                               =============  ==============  =============
    Diluted                                    $        1.73  $         1.38  $        1.54
                                               =============  ==============  =============

Dividends per share of common stock:           $        0.00  $         0.00  $        0.00
                                               =============  ==============  =============

See accompanying notes.

               American Locker Group Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                          COMMON        OTHER         RETAINED        TREASURY
                                                          STOCK        CAPITAL        EARNINGS         STOCK
                                                       ------------  -----------   --------------  --------------
Balance at January 1, 2002                             $  2,504,526  $   496,708   $   15,610,362  $   (3,816,533)

Comprehensive income:
 Net income                                                       -            -        3,022,828               -
 Other comprehensive income:
   Foreign currency translation                                   -            -                -               -
   Minimum pension liability adjustment, net of tax
     benefit of $106,186                                          -            -                -               -

Total comprehensive income
Common stock issued (18,000 shares)                          18,000       43,688                -               -
Tax benefit of exercised stock options                            -       67,300                -               -
Common stock purchased for treasury (163,000 shares)
                                                                  -            -                -      (1,793,000)
Common stock purchased and retired (380,900 shares)
                                                           (380,900)    (607,696)     ( 2,897,189)              -
Retirement of treasury stock (432,480 shares)              (432,480)           -       (3,065,053)      3,497,533
                                                       ------------  -----------   --------------  --------------
Balance at December 31, 2002                              1,709,146            -       12,670,948      (2,112,000)

Comprehensive income:
 Net income                                                       -            -        2,147,132               -
 Other comprehensive income:
   Foreign currency translation                                   -            -                -               -
   Minimum pension liability adjustment, net of tax
     benefit of $104,536                                          -            -                -               -
Total comprehensive income
Common stock issued (17,000 shares)                          17,000       30,812                -               -
Tax benefit of exercised stock options                            -       67,000                -               -
                                                       ------------  -----------   --------------  --------------
Balance at December 31, 2003                              1,726,146       97,812       14,818,080      (2,112,000)


Comprehensive income:
 Net income                                                       -            -        2,702,948               -
 Other comprehensive income:
   Foreign currency translation                                   -            -                -               -
   Minimum pension liability adjustment, net of tax
     benefit of $98,876                                           -            -                -               -

Total comprehensive income
                                                       ------------  -----------   --------------  --------------
Balance at December 31, 2004                           $  1,726,146  $    97,812   $   17,521,028  $   (2,112,000)
                                                       ============  ===========   ==============  ==============

                                                        ACCUMULATED
                                                           OTHER          TOTAL
                                                        COMPREHENSIVE   STOCKHOLDERS'
                                                        INCOME (LOSS)     EQUITY
                                                        -------------   ------------
Balance at January 1, 2002                              $   (241,187)    $14,553,876

Comprehensive income:
 Net income                                                        -       3,022,828
 Other comprehensive income:
   Foreign currency translation                                7,081           7,081
   Minimum pension liability adjustment, net of tax
     benefit of $106,186                                    (159,279)       (159,279)
                                                                         -----------
Total comprehensive income                                                 2,870,630
Common stock issued (18,000 shares)                                -          61,688
Tax benefit of exercised stock options                             -          67,300
Common stock purchased for treasury (163,000 shares)
                                                                   -      (1,793,000)
Common stock purchased and retired (380,900 shares)
                                                                   -      (3,885,785)
Retirement of treasury stock (432,480 shares)                      -               -
                                                        ------------     -----------
Balance at December 31, 2002                                (393,385)     11,874,709

Comprehensive income:
 Net income                                                        -       2,147,132
 Other comprehensive income:
   Foreign currency translation                              182,290         182,290
   Minimum pension liability adjustment, net of tax
     benefit of $104,536                                    (156,803)       (156,803)
                                                                         -----------
Total comprehensive income                                                 2,172,619
Common stock issued (17,000 shares)                                -          47,812
Tax benefit of exercised stock options                             -          67,000
                                                        ------------     -----------
Balance at December 31, 2003                                (367,898)     14,162,140


Comprehensive income:
 Net income                                                        -       2,702,948
 Other comprehensive income:
   Foreign currency translation                               69,795          69,795
   Minimum pension liability adjustment, net of tax
     benefit of $98,876                                     (148,313)       (148,313)
                                                                         -----------
Total comprehensive income                                                 2,624,430
                                                           ---------     -----------
Balance at December 31, 2004                               $(446,416)    $16,786,570
                                                           =========     ===========

See accompanying notes.

              American Locker Group Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED DECEMBER 31
                                                                          2004             2003             2002
                                                                       -----------      -----------      -----------
OPERATING ACTIVITIES
Net income                                                             $ 2,702,948      $ 2,147,132      $ 3,022,828
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       706,929          893,236          974,165
       Provision for uncollectible accounts                               (139,000)          94,000          111,000
       Gain on disposal of assets                                                -          (28,523)               -
       Deferred income taxes (credits)                                    (442,610)         (81,476)         153,021
       Changes in assets and liabilities:
         Accounts and notes receivable                                     437,628         (267,144)         465,338
         Inventories                                                      (950,650)         595,975          792,736
         Prepaid expenses                                                  (17,081)         (13,144)          21,771
         Accounts payable and accrued expenses                           1,306,926         (172,265)         429,795
         Income taxes                                                      303,275          328,411         (560,984)
         Pension and other benefits                                        149,324           32,863         (469,336)
                                                                       -----------      -----------      -----------
Net cash provided by operating activities                                4,057,689        3,529,065        4,940,334

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                 (280,562)        (543,146)        (316,180)
Proceeds from sale of property, plant and equipment                              -           28,523           31,915
                                                                       -----------      -----------      -----------
Net cash used in investing activities                                     (280,562)        (514,623)        (284,265)

FINANCING ACTIVITIES
Long-term debt payments                                                 (1,636,891)      (1,628,326)      (1,644,874)
(Repayments ) borrowings on line of credit                                       -          (25,000)          25,000
Common stock issued                                                              -           47,812           61,688
Common stock purchased for treasury                                              -                -       (1,793,000)
Common stock purchased and retired                                               -                -       (3,885,785)
                                                                       -----------      -----------      -----------
Net cash used in financing activities                                   (1,636,891)      (1,605,514)      (7,236,971)
Effect of exchange rate changes on cash                                     41,989          186,837            4,093
                                                                       -----------      -----------      -----------
Net increase (decrease) in cash                                          2,182,225        1,595,765       (2,576,809)
Cash and cash equivalents at beginning of year                           3,597,990        2,002,225        4,579,034
                                                                       -----------      -----------      -----------
Cash and cash equivalents at end of year                               $ 5,780,215      $ 3,597,990      $ 2,002,225
                                                                       ===========      ===========      ===========

Supplemental cash flow information: Cash paid during the year for:
        Interest                                                       $   458,122      $   546,273      $   731,198
                                                                       ===========      ===========      ===========
        Income taxes                                                   $ 1,932,868      $ 1,030,497      $ 2,347,283
                                                                       ===========      ===========      ===========

See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2004

1. BASIS OF PRESENTATION

CONSOLIDATION, BUSINESS DESCRIPTION AND CURRENT OPERATING CONDITION

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

On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase such units rather than the Company's current model units. The USPS has advised the Company that it intends to phase out approval of the current model CBUs in the private market by September 30, 2005. Because private purchasers will have an inventory of current model CBUs on that date and because of uncertainty as to the size of supply of the new 1118F model CBUs available to the private market prior to that date, the impact of the September 30, 2005 date is unclear. So long as local postal authorities are willing to install postal locks on the current model CBUs being installed in their local area, private purchasers may be willing to continue to purchase and install current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

The USPS awarded a new seven-year CBU contract to a competitor on a sole supplier basis for supply of CBUs after May 31, 2005. That contract will require a new specification (1118F) and design that will also apply to CBUs sold to the private market as early as Fall 2005, although such timing may be subject to interpretation and implementation by local postmasters. The new CBU is the design submitted by the competitor as part of the bid solicitation submitted in December 2004. The 1118F design package, now the property of the USPS, will be made available to interested manufacturers, including but not limited to the Company, on terms yet to be disclosed by the USPS, with such terms applying equally to the competitor that was awarded the CBU contract. The USPS has advised the Company that it may receive by the end of July 2005 a new specification and design that will apply to the new CBUs. While the winning bidder has the design information and is in a position to build and sell the new 1118F design to the USPS and private market, the Company must first gain access to the necessary drawings, then go

CONSOLIDATION, BUSINESS DESCRIPTION AND CURRENT OPERATING CONDITION (CONTINUED)

through a period of engineering and cost evaluation, sourcing and building in order to obtain USPS approval, a period of time which the Company estimates may be between three to six months. Prior to having access to and having an opportunity to evaluate the design and drawing package and to review strategic price considerations for private market sales, the Company is not in a position to determine definitively if it will pursue the manufacture of the 1118F CBU, and, if so, how long it will take to obtain approval from the USPS for eventual sale to the private market.

On March 17, 2005 the Company announced that it had retained Compass Advisory Partners, LLC ("Compass") to provide strategic consulting services to the Company with respect to potential restructuring and cost reductions necessitated by the non-renewal of the United States Postal Service CBU contract. The Board of Directors formed a Restructuring Committee for the purpose of evaluating a restructuring plan to be recommended by Compass for eventual approval by the full Board. The Restructuring Committee, in consultation with Compass, undertook a review of the Company's financial position and business and operations. See
Note 17 - Subsequent Events for additional information regarding the restructuring plan.

The loss of over 50% of the Company's revenues resulting from the nonrenewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the 1118F design and the status of the 1118F CBU design and drawing package make the Company's future uncertain. After the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors on May 18, 2005 announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings would be achieved by relocating Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX by the end of 2005. As part of this restructuring the Company expects to not renew its existing building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005, discontinue Jamestown based assembly operations, eliminate many of the thirty-seven salaried and hourly positions in Jamestown, and freeze its current pension plan. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown will cease by Fall 2005. Should the Company become an 1118F CBU supplier to the private market, such CBU planning and execution will take place in Grapevine, TX at its company-owned manufacturing facility.

As discussed in Note 4 - Debt, the Company has received a notice of default and reservation of rights letter from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. The Company also has been verbally advised by this lender that its revolving line of credit is not available. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. In addition, after discussions with its lender following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's sales revenues in each of 2004, 2003 and 2002, and that the Company is able to restructure its long-term debt and obtain short-term financing. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses and the Company is not able to obtain new financing, the Company's ability to remain in business would be adversely affected and the Company may not be able to continue to operate. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or to incur greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company.

CONSOLIDATION, BUSINESS DESCRIPTION AND CURRENT OPERATING CONDITION (CONTINUED)

The Company's restructuring plan contemplates that it will develop and commence sales of 1118F CBUs to the private market in the first quarter of 2006. Sales to the private market accounted for 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. If the Company is not able to timely obtain the total design and drawing package for the 1118F CBU from the USPS or if it determines not to pursue the manufacture of 1118F CBUs or otherwise experiences a delay that prevents it from being able to develop and commence sales of an 1118F CBU in the first quarter of 2006, the Company's results of operations and its business and financial condition could be materially adversely affected. In particular, a further round of cost-cutting measures may become necessary if the Company determines not to pursue the manufacture of 1118F CBUs or if its development and commencement of sales of 1118F CBUs are significantly delayed beyond the currently contemplated estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents on deposit in amounts in excess of federally insured limits.

ACCOUNTS AND NOTES RECEIVABLE

The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. At December 31, 2003, the Company had secured interest-bearing notes receivable under time payment arrangements from certain customers which totaled approximately $344,000, net of allowance for doubtful accounts. Payment of approximately $241,000 was received during 2004, and the balance was charged to the allowance.

Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectibility and establishing allowances for doubtful accounts. Accounts receivable are written off after all collection efforts have been exhausted.

INVENTORIES

Inventories are valued principally at the lower of cost or market. Cost is determined by the last-in, first-out method (LIFO) for approximately 78% of the Company's inventories at December 31, 2004 (79% at December 31, 2003). For the remaining inventories, cost is determined by the first-in, first out method
(FIFO). The replacement value of the inventories accounted for by the LIFO method approximates their value under the FIFO method of $5,373,000 and $4,420,000 as of December 31, 2004 and 2003, respectively. See also Note 17 - Subsequent Events.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 30 years for buildings and three to 12 years for machinery and equipment. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. There is no impairment recorded with respect to property, plant and equipment as of December 31, 2004 and 2003.

See also Note 17- Subsequent Events.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of approximately $6,155,000 has been recorded in connection with the 2001 acquisition of Security Manufacturing Corporation (SMC). The Company has adopted the provision of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), which prohibits the amortization of goodwill associated with acquisitions made after June 30, 2001. SFAS 142 also requires an impairment test for goodwill be performed annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss is recognized for the carrying amount of goodwill in excess of its implied fair value. The Company performed the required annual goodwill tests during 2004 and 2003; no impairment of goodwill was calculated at that time (see Note 17 - Subsequent Events). The Company has one reporting unit for purposes of the goodwill impairment test. The fair value of the Company was estimated based on earnings multiples and market analysis.

Other intangible assets consist of a covenant not-to-compete in connection with the SMC acquisition and an intangible pension asset. The asset related to the covenant not-to-compete is being amortized over the three-year term of the agreement. The original value of the covenant not-to-compete of $350,000 is completely amortized as of December 31, 2004. Amortization expense was $58,333 during 2004 and $116,667 during 2003 and 2002.

REVENUE RECOGNITION

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. The Company does derive revenue from sales to distributors, however no distributor has the right to return product to the Company.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $566,000, $538,000, and $370,000 during 2004, 2003, and 2002, respectively.

ADVERTISING EXPENSE

The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred $253,000, $239,000, and $333,000 in advertising costs during 2004, 2003, and 2002, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESEARCH AND DEVELOPMENT

The Company engages in research and development activities relating to new and improved products. It expended $153,000, $431,000, and $174,000 in 2004, 2003 and 2002, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, general and administrative expenses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of notes receivable approximates fair value since these are interest bearing notes. The fair value of the Company's long-term debt has been estimated using cash flow methods and applying current interest rates for similar term instruments in place of the actual fixed interest rates. Based on these calculations, the fair value of long-term debt in default is approximately $6,815,300, and the carrying value is $6,668,596 at December 31, 2004.

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

No stock options have been granted since 2000. All options granted in 2000 or in prior years were fully vested as of December 31, 2000, as such there was no pro forma impact in 2004, 2003, or 2002 for stock options as required by SFAS No. 123.

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

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

NEW ACCOUNTING GUIDANCE

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) - "Share Based Payment" during December 2004. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and will require the Company to recognize compensation expense in an amount equal to the fair value of share based payments. The impact of SFAS 123(R) does not have a material impact on stock options currently issued, but may in the future if additional stock options are issued (See Note 9 - Stock Options).

The FASB has also issued SFAS No. 151 - "Inventory Costs - An Amendment to ARB No. 43, Chapter 4" effective for fiscal years beginning after June 15, 2005. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The Company is in the process of evaluating the impact of implementing SFAS 151.

3. INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31
                                            2004          2003
                                         ----------    ----------
Finished products                        $  913,415    $1,760,657
Work-in-process                           2,388,049     1,689,774
Raw materials                             3,628,651     2,271,930
                                         ----------    ----------
                                          6,930,115     5,722,361
Less allowance to reduce to LIFO basis     (466,619)     (263,496)
                                         ----------    ----------
Net inventories                          $6,463,496    $5,458,865
                                         ==========    ==========

See also Note 17 - Subsequent Events.

4. DEBT

Debt consists of the following:

                                                                DECEMBER 31
                                                             2004         2003
                                                          ----------   ----------
Bank note payable through July 6, 2008 at $225,000
 quarterly plus interest at the 3-month LIBOR rate plus
 2% (4.03% at December 31, 2003), in default              $3,150,000   $4,050,000

Bank note payable through July 6, 2008 at $25,000
 monthly plus interest at 8.07%, in default                1,075,000    1,375,000

Mortgage payable to bank through July 2006 at $26,823 monthly including interest at 8.04% with payment for
 remaining balance due August 1, 2006, in default          2,443,596    2,560,487

Note payable in annual installments of $320,000 through
 July 6, 2004 plus interest at 6.50%                             ---      320,000
                                                          ----------   ----------
Total long-term debt                                       6,668,596    8,305,487
                                                          ----------   ----------
Less long-term debt in default and due on demand           6,668,596          ---
Less current portion                                             ---    1,641,316
                                                          ----------   ----------
Long-term portion                                         $      ---   $6,664,171
                                                          ==========   ==========

The bank notes are secured by all equipment, accounts receivable, inventories and general intangibles. The credit agreement underlying the bank notes payable requires compliance with certain covenants and has restrictions on the payment of dividends.

On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding its term loan as a result of the non-renewal of its CBU contract with the USPS (See Note 17 - Subsequent Events). To date, the Company has made all scheduled payments on its term loan and its outstanding mortgage loan. The Company, after discussions with Manufacturers and Traders Trust Company (M&T) following the non-renewal of the USPS contract in February 2005, agreed to accelerate repayment of the loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 in an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt. M&T has the unilateral right to require payment on demand if it exercises its rights under the term loan. Although M&T has not yet exercised its right to require payment on demand, the Company's long-term debt, including debt under its mortgage loan due August 1, 2006, is classified as a current liability as a result of the Company's receipt of the notice of default and reservation of rights letter.

The Company has a $3,000,000 unsecured line of credit agreement with M&T with interest at the prime rate (5.25% at December 31, 2004). There was no borrowing outstanding under the line of credit at December 31, 2004 and 2003. The Company also has been verbally advised by M&T that its revolving line of credit is not available.

The Company is in discussions with M&T to restructure the Company's term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005.

5. OPERATING LEASES

The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2004:

2005   $255,000
2006     46,000
2007     35,000
2008      5,000

Rent expense amounted to approximately $326,000, $340,000, and $368,000 in 2004, 2003, and 2002, respectively.

6. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following:

                            2004          2003          2002
United States           $ 4,547,237   $ 3,594,061   $ 4,925,308
Foreign income (loss)       (46,299)      (48,682)       46,999
                        -----------   -----------   -----------
                        $ 4,500,938   $ 3,545,379   $ 4,972,307
                        ===========   ===========   ===========

Significant components of the provision for income taxes are as follows:

                     2004           2003           2002
                 -----------    -----------    -----------
Current:
  Federal        $ 1,897,403    $ 1,273,089    $ 1,517,532
  State              323,340        221,690        255,669
  Foreign             19,857        (15,056)        23,257
                 -----------    -----------    -----------
Total current      2,240,600      1,479,723      1,796,458
Deferred:
  Federal           (376,219)       (69,256)       130,068
  State              (66,391)       (12,220)        22,953
                 -----------    -----------    -----------
                    (442,610)       (81,476)       153,021
                 -----------    -----------    -----------
                 $ 1,797,990    $ 1,398,247    $ 1,949,479
                 ===========    ===========    ===========

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

                                                         2004   2003   2002
                                                         ----   ----   ----
Statutory income tax rate                                  34%    34%    34%
State and foreign income taxes, net of federal benefit
                                                            4      4      4
Other permanent differences                                 2      1      1
                                                         ----   ----   ----
                                                           40%    39%    39%
                                                         ====   ====   ====

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                       2004        2003
                                    ----------   --------
Deferred tax liabilities:
  Property, plant and equipment     $   33,266   $ 16,869
  Prepaid expenses and other           113,661    111,737
                                    ----------   --------
Total deferred tax liabilities         146,927    128,606

Deferred tax assets:
  Postretirement benefits               30,492     47,292
  Pension costs                        400,192    156,132
  Allowance for doubtful accounts       70,556    148,569
  Other assets                          27,333     23,333
  Accrued expenses                     477,347     90,821
  Other employee benefits               61,712     54,343
  Inventory costs                      404,083    391,418
                                    ----------   --------
Total deferred tax assets            1,471,715    911,908
                                    ----------   --------
Net deferred tax assets             $1,324,788   $783,302
                                    ==========   ========
Current deferred tax asset          $1,300,230   $729,546
Long-term deferred tax asset            24,558     53,756
                                    ----------   --------
                                    $1,324,788   $783,302
                                    ==========   ========

The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it has generally been the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $979,000 at December 31, 2004.

The Company has not completed its evaluation of the American Jobs Creation Act of 2004 and its impact on undistributed earnings of its foreign subsidiary. Potentially, the Company may be allowed an 85% dividend received deduction related to the undistributed earnings of the foreign subsidiary. After the Act has been evaluated and the Company has developed a plan to implement, the Company will determine the effect on current and deferred income taxes.

See Note 17- Subsequent Events.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company and its subsidiaries have a noncontributory defined benefit pension plan covering substantially all employees. Benefits for the salaried employees are based on specified percentages of the employees' annual compensation. The benefits for hourly employees are based on stated amounts for each year of service.

The plan's assets were invested in fixed interest rate group annuity contracts with an insurance company during 2002, but were transferred into a balanced index fund (the Fund) where the assets were invested during 2003 and 2004. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs.

Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

The following table sets forth the changes in the projected benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2004 and 2003, and the net periodic cost and assumptions. The measurement date for all presented assets and liabilities is December 31. Contributions to be made to the plan in 2005 are expected to approximate $275,000.

                                                               PENSION BENEFITS
                                                              2004           2003
                                                          -----------    -----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Projected benefit obligation at beginning of year       $ 3,900,931    $ 3,119,222
  Service cost                                                308,605        247,315
  Interest cost                                               235,894        206,350
  Actuarial loss                                              255,271        406,001
  Benefits and expenses paid                                 (121,747)       (77,957)
                                                          -----------    -----------
  Projected benefit obligation at end of year               4,578,954      3,900,931
CHANGE IN PLAN ASSETS
  Fair value of plan assets as beginning of year            2,929,977      2,476,487
  Actual return on plan assets                                237,674        196,019
  Employer contribution                                       126,590        335,428
  Benefits and expenses paid                                 (121,747)       (77,957)
                                                          -----------    -----------

Fair value of plan assets at end of year                    3,172,494      2,929,977
                                                          -----------    -----------
Funded status                                              (1,406,460)      (970,954)
Unrecognized net actuarial loss                             1,274,210      1,091,487
Intangible pension asset recognized                            14,435         15,941
                                                          -----------    -----------
Net amount recognized - (accrued) prepaid benefit cost    $  (117,815)   $   136,474
                                                          ===========    ===========

As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company decided in May 2005 to freeze its obligations under the defined benefit plan such that after July 15, 2005 no benefits will accrue under this plan, and the Company has notified the plan's participants of this decision. The Company is awaiting the results of an actuarial study to determine if further funding of the plan is required.

Amounts are recognized in the consolidated balance sheet as follows:

                                                  DECEMBER 31
                                            2004             2003
                                        ------------     ------------
Intangible asset                        $     14,435     $     15,941
Other accrued expenses - current            (275,008)        (275,162)
Other long-term liabilities                 (631,235)        (131,109)
Accumulated other comprehensive loss         773,993          526,804
                                        ------------     ------------
                                        $   (117,815)    $    136,474
                                        ============     ============

                                                            PENSION BENEFITS
                                                       2004         2003         2002
                                                    --------     ---------    ----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                        $ 308,605    $ 247,315    $ 220,751
Interest cost                                         235,894      206,350      183,742
Expected return on plan assets                       (218,519)    (181,164)    (159,462)
Amortization of unrecognized net transition asset         ---            -     (104,892)
Net actuarial loss                                     53,393       32,671       10,516
Amortization of prior service cost                      1,506        1,506        1,506
                                                    ---------    ---------    ---------
Net periodic benefit cost                           $ 380,879    $ 306,678    $ 152,161
                                                    =========    =========    =========

Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

2005                    $   76,000
2006                        78,000
2007                       140,000
2008                       168,000
2009                       205,000
2010 through 2014       $1,455,000

                                                 PENSION BENEFITS
                                                  2004       2003
                                                 -----       ----
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                     5.75%      6.0%
Expected return on plan assets                     7.5%      7.0%
Rate of compensation increase                      4.0%      5.5%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered, assuming future compensation levels are used to measure the obligation. FASB Statement No. 87 Employers' Accounting for Pensions, requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $4,064,302 and $3,336,248 at December 31, 2004 and 2003, respectively. An intangible asset is required and has been recorded to the extent that the excess of the accumulated benefit obligation over the plan assets relates to prior service costs.

The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $76,000 and $118,000 at December 31, 2004 and 2003, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2003 or 2002 related to the death benefit as the Plan is closed to new participants. The decrease in the calculated liability for benefits under this plan in 2004 is as a result of the increasing age of the participants, in accordance with the provisions of the plan.

Effective January 1, 1998, the Company implemented a Supplemental Executive Retirement Plan. The Plan provides for retirement benefits for select executives and spouses. During 2002, as a result of the death of the last remaining beneficiary under the Plan, the Company removed the recorded liability of $319,000. This was recorded as a reduction to administrative expenses. There are no participants accruing or receiving benefits under the Plan at December 31, 2004.

During 1999, the Company established a 401(k) plan for the benefit of its full-time employees. Under the plan, employees may contribute a portion of their salary up to IRS limits. The Company matches a portion of the employees' contribution. The Company recorded expense of approximately $21,000, $21,000, and $15,000 in connection with its contribution to the plan during 2004, 2003, and 2002, respectively.

See also Note 17 - Subsequent Events.

8. CAPITAL STOCK

The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock.

9. STOCK OPTIONS

In 1999, the Company adopted the American Locker Group Incorporated Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company's Stock Option-Executive Compensation Committee. Prior to 1999, the Company issued stock options and stock appreciation rights under a 1988 plan. The 1988 plan expired in 1999, as such no further options can be granted under the 1988 plan. Options with respect to 12,000 shares remain outstanding under the 1988 Plan as of December 31, 2004

At December 31, 2004 and 2003, there were no stock appreciation rights outstanding.

The following table sets forth the activity related to the Company's stock options for the years ended December 31:

                                      2004                       2003                               2002
                                      ----                       ----                               ----
                                            Weighted                  Weighted                              Weighted
                                             Average                   Average                              Average
                                            Exercise                  Exercise                              Exercise
                              Options        Price         Options      Price              Options           Price
                              -------      ----------      -------   ----------          -----------       ----------
Outstanding - beginning
  of year                      80,600      $     6.34       97,600    $    5.72            120,600          $   5.41
Exercised                         ---             ---      (17,000)        2.81            (18,000)             3.43
Granted                           ---             ---          ---          ---                ---               ---
Expired or forfeited              ---             ---          ---          ---             (5,000)             6.50
                               ------      ----------      -------    ---------            -------          --------
Outstanding - end of year      80,600      $     6.34       80,600    $    6.34             97,600          $   5.72
                               ======      ==========      =======    =========            =======          ========
Exercisable - end of year      80,600                       80,600                          97,600
                               ======                      =======                         =======

The exercise prices for options outstanding as of December 31, 2004 were as follows: $2.81 - 12,000 shares, $6.50 - 48,600 shares, $ 7.25 - 10,000 shares and $8.88 - 10,000 shares. The weighted-average remaining contractual life of those options is 4.5 years.

At December 31, 2004, 73,000 options remain available for future issuance under the 1999 Plan.

The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees", in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options was recognized in determining net income. The effect of calculating compensation expense in accordance with SFAS 123, "Accounting for Stock Based Compensation" is immaterial to the financial statements.

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

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                              2004             2003             2002
                                                          ------------      ----------      ----------
Numerator:
   Net income                                               $2,702,948      $2,147,132      $3,022,828
Denominator:
   Denominator for basic earnings per share - weighted
     average shares outstanding                              1,534,146       1,523,429       1,921,612

   Effect of dilutive securities:
     Employee stock options                                     23,785          30,899          35,949
                                                            ----------      ----------      ----------

   Denominator for diluted earnings per share -
     weighted average shares outstanding and assumed
     conversions                                             1,557,931       1,554,328       1,957,561
                                                            ==========      ==========      ==========
Basic earnings per share                                    $     1.76      $     1.41      $     1.57
                                                            ==========      ==========      ==========
Diluted earnings per share                                  $     1.73      $     1.38      $     1.54
                                                            ==========      ==========      ==========

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                                             DECEMBER 31
                                                         2004            2003
                                                      ----------      ----------
Foreign currency translation adjustment               $  17,979       $ (51,816)
Minimum pension liability adjustment, net of tax       (464,395)       (316,082)
                                                      ---------       ---------
                                                      $(446,416)      $(367,898)
                                                      =========       =========

13. GEOGRAPHICAL AND CUSTOMER CONCENTRATION DATA

The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:

                                 2004             2003             2002
                             -----------      -----------      -----------
United States customers      $46,876,461      $37,557,289      $38,242,845
Foreign customers              2,146,956        1,699,149        2,427,876
                             -----------      -----------      -----------
                             $49,023,417      $39,256,438      $40,670,721
                             ===========      ===========      ===========

Sales to the U.S. Postal Service represented 53.9%, 52.7%, and 56.4% of net sales in 2004, 2003, and 2002, respectively. See also Note 17 - Subsequent Events.

At December 31, 2004 and 2003, the Company had unsecured trade receivables from governmental agencies of $1,692,000 and $1,648,000, respectively. At December 31, 2004 and 2003, the Company had secured notes receivable totaling $-0- and $515,000, respectively and trade receivables from customers considered to be distributors of $2,179,000 and $1,642,000, respectively.

Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

                                                                                  2004
                                         -------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                              MARCH 31                JUNE 30                SEPTEMBER 30
                                             (RESTATED)              (RESTATED)              (RESTATED)           DECEMBER 31
                                         ------------------      -------------------      ------------------      ------------
Net sales                                $        9,554,307      $        10,254,164      $       18,074,076      $ 11,140,870
                                         ==================      ===================      ==================      ============
Gross profit                             $        3,141,838      $         3,047,827      $        5,237,642      $  2,928,314
                                         ==================      ===================      ==================      ============
Net income (loss)                        $          630,820      $           450,165      $        1,826,751      $   (204,788)
                                         ==================      ===================      ==================      ============
Earnings (loss) per share - Basic        $              .41      $               .29      $             1.19      $       (.13)
                                         ==================      ===================      ==================      ============
Earnings (loss) per share - Diluted      $              .40      $               .29      $             1.17      $       (.13)
                                         ==================      ===================      ==================      ============

                                                                                  2003
                                         -------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                              MARCH 31                JUNE 30                SEPTEMBER 30         DECEMBER 31
                                         ------------------      -------------------      ------------------      ------------
Net sales                                $        8,831,748      $         9,831,534      $        9,514,300      $ 11,078,856
                                         ==================      ===================      ==================      ============
Gross profit                             $        2,765,364      $         2,952,751      $        2,888,431      $  3,408,826
                                         ==================      ===================      ==================      ============
Net income                               $          429,060      $           548,409      $          459,502      $    710,161
                                         ==================      ===================      ==================      ============
Earnings per share - Basic               $              .28      $               .36      $              .30      $        .46
                                         ==================      ===================      ==================      ============
Earnings per share - Diluted             $              .28      $               .35      $              .30      $        .46
                                         ==================      ===================      ==================      ============

The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year-end. The net loss for the quarter ended December 31, 2004, includes a pre-tax charge against operating results of $1,102,500 as the result of a settlement agreement related to certain environmental claims against the Company (See Note 16 - Contingencies). In 2004, adjustments to inventory resulted in an increase to the fourth quarter pre-tax loss of approximately $200,000. In 2003, such adjustments resulted in increasing fourth quarter pretax income by $36,000 for inventory costs and decreasing fourth quarter pretax income by $43,000 for employee related and administrative expense accruals.

In 2004, certain errors in inventory costing related to the first, second and third quarters of 2004 were identified. These errors were adjusted and the unaudited quarterly results above were restated. A summary of the 2004 quarterly information as previously reported, and as restated follows:

                                                                                         EARNINGS PER SHARE
                                                                                     -------------------------
                                     NET SALES      GROSS PROFIT     NET INCOME        BASIC         DILUTED
                                    -----------     ------------     ----------      -----------   -----------
2004

March 31, 2004
        As previously reported      $ 9,554,307      $2,952,973      $  538,420      $       .35   $       .35
                                    ===========      ==========      ==========      ===========   ===========
        As restated                 $ 9,554,307      $3,141,838      $  630,820      $       .41   $       .40
                                    ===========      ==========      ==========      ===========   ===========
June 30, 2004
        As previously reported      $10,254,164      $2,833,782      $  336,765      $       .22   $       .21
                                    ===========      ==========      ==========      ===========   ===========
        As restated                 $10,254,164      $3,047,827      $  450,165      $       .29   $       .29
                                    ===========      ==========      ==========      ===========   ===========
September 30, 2004
        As previously reported      $18,074,076      $4,941,460      $1,683,351      $      1.10   $      1.08
                                    ===========      ==========      ==========      ===========   ===========
        As restated                 $18,074,076      $5,237,642      $1,826,751      $      1.19   $      1.17
                                    ===========      ==========      ==========      ===========   ===========

15. RELATED PARTIES

The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company, and is actively involved in its management. One of the Company's subsidiaries purchased $245,000, $151,000 and $183,000 of fabricated parts from Rollform of Jamestown, Inc. in 2004, 2003 and 2002, respectively.

A Director (and former President and Chief Operating Officer) of the Company has a relative who is the Chairman of the Board of Signore, Inc., a vendor that supplies metal lockers. Purchases from Signore, Inc. totaled $2,990,000, $2,751,000 and $3,109,000 in 2004, 2003 and 2002, respectively. Amounts due
Signore, Inc. and included in accounts payable at December 31, 2004 and 2003 totaled $230,000 and $380,000, respectively.

During 2002, the Company purchased 425,000 shares of its common stock for $4,342,000 from the estate of its former chief executive officer and his spouse. The purchases were made at prices the Company believes represent fair value of the common stock.

16. CONTINGENCIES

In April 2005, the Company entered into a settlement with plaintiffs in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. and American Locker Group, Inc. which was pending in the State of New York Supreme Court, County of Cattaraugus. The suit involved property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, who are current or former property owners in Gowanda, New York, asserted that the defendants each operated machine shops at the site during their respective periods of ownership and that, as a result of such operations, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of the plaintiffs' properties. According to the terms of the settlement agreement, the Company will pay an aggregate of $1,225,000 to the plaintiffs who own property adjacent to the site and to the current owner of the property, Gowanda Electronics Corporation. Of this amount, $825,000 was paid in April 2005, $200,000 was paid in June 2005, and $200,000 will be paid in August 2005. The Company's primary insurance carrier during the period of the ownership of the Gowanda property has agreed to reimburse the Company in the amount of $122,500 in return for a release of coverage against the underlying lawsuit. This settlement, less of anticipated insurance proceeds, resulting in a charge to pre-tax operating results in the fourth quarter of 2004 of $1,102,500. This settlement does not resolve the Company's potential liability described below with respect to remediation of offsite contamination which allegedly migrated from this site.

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the NYSDEC) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from the site located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights.

In September 1998 and subsequent months, the Company was named as an additional defendant in approximately 150 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished to a shipyard components containing asbestos during the period from 1948 to 1972 and that injuries resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 15 cases with funds authorized and provided by the Company's insurance carrier. Further, over 95 cases originally filed in 1995 through 2001 against other defendants to which the Company was joined as an additional defendant have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of April 1, 2005 is approximately 20 cases originally filed against other defendants in 2002 through 2004.

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

17. SUBSEQUENT EVENTS

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.6%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase such units rather than the Company's current model units. The USPS has advised the Company that it intends to phase out approval of the current model CBUs in the private market by September 30, 2005. Because private purchasers will have an inventory of current model CBUs on that date and because of uncertainty as to the size of supply of the new 1118F model CBUs available to the private market prior to that date, the impact of the September 30, 2005 date is unclear. So long as local postal authorities are willing to install postal locks on the current model CBUs being installed in their local area, private purchasers may be willing to continue to purchase and install current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

Due to the significance of the reduction in business volume resulting from the loss of the USPS contract on February 8, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's recent analysis, the fair value of the Company, after the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicates that no goodwill exists. Accordingly, an impairment charge of $6,155,204 will be reported in the first quarter of 2005.

In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions will be realized by relocating the Company's headquarters from leased facilities in Jamestown, NY to a Company-owned facility in Grapevine, TX. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices.

To implement the restructuring plan, management anticipates incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,290,000. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred. The anticipated impairment charges and costs include a charge to pre-tax operating results in 2005 of $945,000 for the following:

Impairment of machinery and equipment   $ 150,000
Inventory losses                          272,000
Severance pay for displaced employees     473,000
Other costs                                50,000
                                        ---------
                                        $ 945,000
                                        =========

The balance of the costs to be incurred as the Company implements the restructuring plan include professional services and outside consulting fees.

A condensed proforma consolidated balance sheet displaying the impairment of goodwill of $6,155,204 and the impact of the anticipated impairment charges and costs of $945,000 net of applicable taxes on the December 31, 2004 consolidated balance sheet, follows:

                                                   December 31, 2004
                                             ------------------------------
                                               Proforma           Actual
                                             ------------      ------------
ASSETS
   Current assets                            $ 18,129,097      $ 18,083,097
   Property, plant and equipment, net           4,434,636         4,584,636
   Deferred income taxes                           84,558            24,558
   Goodwill                                           ---         6,155,204
   Intangible pension asset                        14,435            14,435
                                             ------------      ------------
Total assets                                 $ 22,662,726      $ 28,861,930
                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                       $ 11,890,895      $ 11,367,895
   Pension and other benefits                     707,465           707,465
   Stockholders' equity                        10,064,366        16,786,570
                                             ------------      ------------
Total liabilities and stockholders' equity   $ 22,662,726      $ 28,861,930
                                             ============      ============

As discussed in Note 4 - Debt, the Company has received a notice of default and reservation of rights letter from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. The Company also has been verbally advised by this lender that its revolving line of credit is not available. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. In addition, after discussions with its lender following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt.

In May 2005, the Company received a dividend from its Canadian operations of CDN$800,000, an amount equivalent to US$604,000. This amount is net of Canadian withholding taxes of CDN$40,000. The Company is evaluating the impact of the American Jobs Creation Act of 2004, which allows, if elected, a reduction in the amount of the dividend taxable for U.S. federal income tax purposes. The potential tax consequence of the dividend from the Canadian operations is expected to be less than US$60,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2004. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of December 31, 2004 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communications dated May 11, 2005 and June 28, 2005 by the Company's independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company's internal control over financial reporting:

      - Lack of a Chief Financial Officer possessing necessary experience and expertise to oversee the financial accounting and reporting responsibilities of an SEC registrant.

      - Inadequate internal control over financial accounting and reporting to produce financial statements in accordance with U.S. generally accepted accounting principles.

      - Proposal by the Company's independent registered public accounting firm of several adjustments of material amounts as a result of its audit procedures, including as a result of an adjustment by the Company to SMC's inventory in excess of $900,000 without sufficient analysis to evaluate all of the underlying reasons for the adjustment.

      - Provision of untimely and insufficiently detailed financial information to management and the Board of Directors to facilitate adequate over-sight.

      - Untimely reconciliations of bank accounts and failure of the Company's management to monitor the timeliness of the reconciliation process.

      - Quantifications of Company inventory maintained offsite with reasonable precision only annually.

      - Inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period.

      - Failure to routinely maintain the Company's perpetual inventory system.

      - Incomplete reconciliations of subsidiary ledger systems to the general ledger.

      - Insufficient entity level controls, as defined by COSO, to ensure that the Company meets its disclosure and reporting obligations.

Management has endeavored to address the material weaknesses noted above and is committed to effectively remediating known weaknesses. Although the Company's remediation efforts are currently on-going, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that these controls are operating effectively. In particular, management is in the process of making the following significant changes in the Company's internal controls over financial reporting that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting:

      - Actively conducting a search for an individual to serve as Chief Financial Officer.

      - Implementing more thorough and detailed reviews of financial information.

      - Developing a reporting package that includes interim financial statements, gross margin analysis, sales reports and material non-financial data by company.

      - Implementing a prescribed time table for the prompt, regular reconciliations of bank accounts, with the bank reconciliations reviewed by management.

      - Conducting regular physical inventories of the Company's offsite inventory.

      - Implementation of additional procedures to ensure that purchase or sale transactions are recorded in the appropriate accounting periods.

      - Regularly updating and reconciling the Company's perpetual inventory records and increasing the information regarding inventory that is readily available for analysis.

      - Investigating the reasons for the number of immaterial reconciliation discrepancies between the general ledger and the subsidiary ledgers for accounts receivable, accounts payable and equipment.

      - Implementing entity level controls such as (i) a detailed policy and procedures manual; (ii) a strategic plan and business model; (iii) a budgeting/forecasting control activity; (iv) formalize and enhance management reporting procedures, including those to the audit committee; and (v) implement formal self-monitoring procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following sets forth certain information concerning the Company's directors and executive officers. There are no family relationships between any directors and executive officers.

Edward F. Ruttenberg. Mr. Ruttenberg, 58, has been a director since 1996 and has been the Company's Chairman and Chief Executive Officer since September 1998 and Chief Operating Officer and Treasurer since May 2005.

Steven Bregman. Mr. Bregman, 46, has been a director since June 2005 and is a member of the Audit Committee. Mr. Bregman has served as the President and Chief Operating Officer of FRMO Corp., an intellectual capital firm, since January 2001. Mr. Bregman also has served as President of Horizon Asset Management, a registered investment advisor, from 1994 to the present and was a co-founder of Horizon Research Group, an independent research firm, in 1995.

Anthony J. Crisafio. Mr. Crisafio, 51, has been a director since May 2004 and is the Chairman of the Audit Committee. Mr. Crisafio has been an independent business consultant, providing financial and operational advice and services to businesses, and a small business owner for more than five years. In addition, Mr. Crisafio is a certified public accountant licensed in the Commonwealth of Pennsylvania.

Donald I. Dussing, Jr. Mr. Dussing, 63, has been a director since 1998 and is a member of the Executive Compensation Committee and the Audit Committee. Mr. Dussing has served as Senior Vice-President/Consultant of Manufacturers and Traders Trust Company since May 2003. Prior to that time, Mr. Dussing served as President - Buffalo Division, Manufacturers and Traders Trust Company since April 1999. Mr. Dussing also serves as a director of Niacet Corporation.

Alan H. Finegold. Mr. Finegold, 62, has been a director since 1994 and is a member of the Executive Committee. Mr. Finegold has been affiliated with the Law Offices of Alan H. Finegold, LLC, a law firm, and the Alan H. Finegold Company, which provides estate planning services, for more than five years.

Roy J. Glosser. Mr. Glosser, 44, has been a director since 1996. Mr. Glosser served as the Company's President, Chief Operating Officer and Treasurer until May 2005.

Thomas Lynch, IV. Mr. Lynch, 61, has been a director since 1994 and is a member of the Executive Compensation Committee and the Audit Committee. Mr. Lynch has served as a First Vice President of Janney, Montgomery and Scott, a brokerage firm, for more than five years.

Jeffrey C. Swoveland. Mr. Swoveland, 49, has been a director since 1997 and is a member of the Executive Compensation Committee and the Audit Committee. Mr. Swoveland serves as Chief Financial Officer of Body Media, a life-science company specializing in non-invasive recording and translation of multi-parameter physiologic and lifestyle data. Prior to September 2000, Mr. Swoveland served as Vice President - Finance and Treasurer of Equitable Resources, Inc. In addition, Mr. Swoveland served as Interim Chief Financial Officer of Equitable Resources, Inc. from October 1997 to July 1999. Mr. Swoveland also serves as a director of Petroleum Development Corporation.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

The Company expects that changes in the composition of the Board of Directors will occur in the near future. The Company has commenced efforts to recruit qualified candidates to fill the expected vacancies.

Audit Committee

The Company has a standing Audit Committee established in accordance with
Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of five directors: Messrs. Bregman, Crisafio, Dussing, Lynch and Swoveland. The Company's Board of Directors has determined that Mr. Crisafio, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as defined by SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon the Company's review of the reports and representations provide to it by persons required to file reports under Section 16(a), the Company believes that all of the Section 16(a) filing requirements applicable to the Company's reporting officers and directors were properly and timely satisfied during 2004.

Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all employees, officers and Directors of the Company. The Code of Ethics is intended to address conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets and compliance with laws, rules and regulations (including inside trading and reporting requirements). The Code of Ethics establishes special ethical rules with respect to the Chief Executive Officer and senior financial officials of the Company. It also establishes compliance procedures and mechanisms for reporting suspected violations. The Code of Ethics is available on the Company's website (www.americanlocker.com). The Company intends to disclose amendments to, or waivers from, provisions of the Code of Ethics that apply to the Chief Executive Officer and senior financial officials by posting such information on its website. The contents of the Company's website are not part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following information is given for 2004, 2003 and 2002 with respect to the compensation which was paid or accrued for services in such years, or which was paid in such years for services in prior years but not included in the remuneration table in prior years, proxy statements, for each of the executive officers of the Company as of December 31, 2004.

                                                                      ANNUAL COMPENSATION
                                                         ----------------------------------------------


                                                                                                OTHER
                                                                                               ANNUAL
                       NAME AND                                    SALARY                      COMPEN-
                 PRINCIPAL POSITIONS                     YEAR        ($)        BONUS ($)     SATION ($)
------------------------------------------------------   ----      -------      ---------     ----------
Edward F. Ruttenberg                                     2002      187,440       160,000         --
  Chairman and Chief Executive Officer(2)                2003      196,812       120,000         --
                                                         2004      196,812       140,000         --

Roy J. Glosser                                           2002      168,720       130,000         --
  President, Chief Operating Officer and Treasurer(2)    2003      177,156        97,500         --
                                                         2004      177,156       115,000         --

                                                                    LONG-TERM COMPENSATION
                                                          ------------------------------------------
                                                                   AWARDS                 PAYOUTS
                                                          ---------------------------    -----------
                                                                           SECURITIES
                                                          RESTRICTED      UNDERLYING         LTIP       ALL OTHER
                       NAME AND                             STOCK           OPTIONS        PAYOUTS     COMPENSATION
                 PRINCIPAL POSITIONS                       AWARD($)        (SHARES)           ($)         ($)(1)
------------------------------------------------------    ---------       -----------     ----------  ----------------
Edward F. Ruttenberg                                          -               -               -               -
  Chairman and Chief Executive Officer(2)                     -               -               -               -
                                                              -               -               -               -

Roy J. Glosser                                                -               -               -               -
  President, Chief Operating Officer and Treasurer(2)         -               -               -               -
                                                              -               -               -               -

(1) In accordance with applicable regulations, the amounts do not include perquisites and other personal benefits received by the named officers because the aggregate value of such benefits did not exceed the lesser of $50,000 or 10 percent of the total salary and bonus for the named officers.

(2) Effective May 12, 2005, the Board of Directors of the Company determined that Mr. Ruttenberg would assume the duties of the positions of President, Chief Operating Officer and Treasurer of the Company.

STOCK OPTIONS

1988 Plan

In May 1988, the stockholders of the Company approved the American Locker Group Incorporated 1988 Stock Incentive Plan (the "1988 Plan"). Grants under the 1988 Plan were to be granted to certain officers and directors of the Company by the Executive Compensation Committee of the Board of Directors (the "Committee"), which is comprised of at least two persons, in its discretion. Under terms of the 1988 Plan, no new options can be granted after February 29, 1998. During 2004, no options were exercised with respect to shares under the 1988 Plan.

The 1988 Plan provides for the grant of rights to receive cash and/or Company Common Stock, including options intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and options not intended so to qualify. The 1988 Plan provides that the exercise price of stock options must be no less than the fair market value on the date of grant of the shares of Company Common Stock subject thereto and no stock option granted under the 1988 Plan may be exercisable more than ten years after its grant. In the case of a holder of 10% or more of the Company Common Stock, options intended to be incentive stock options must have an exercise price of at least 110% of the fair market value of the underlying shares of Company Common Stock on the date of grant and such options must expire within five years of the date of grant.

Upon exercise of a stock option, the option price is required to be paid in cash, or at the discretion of the Committee, in shares of Company Common Stock, valued at the fair market value thereof on the date of payment, or in a combination of cash and shares of Company Common Stock. The 1988 Plan authorizes the Committee, in the event of any tender offer or exchange offer (other than an offer by the Company) for shares of Company Common Stock, to take such action as it may deem appropriate to enable the recipients of outstanding awards to avail themselves of the benefits of such offer, including acceleration of payment or exercise dates and purchase outstanding stock options.

1999 Plan

In May 1999, the stockholders of the Company approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the "1999 Plan").

Administration. The 1999 Plan is administered by the Committee. The Committee has the sole discretion to interpret the 1999 Plan, establish and modify administrative rules, impose conditions and restrictions on awards, and take such other actions as it deems necessary or advisable. In addition, the full Board of Directors of the Company can perform any of the functions of the Committee under the 1999 Plan.

Amount of Stock. The 1999 Plan provides for awards of up to 150,000 shares of Common Stock. The number and kind of shares subject to outstanding awards, the purchase price for such shares and the number and kind of shares available for issuance under the 1999 Plan is subject to adjustments, in the sole discretion of the Committee, in connection with the occurrence of mergers, recapitalizations and other significant corporate events involving the Company. The shares to be offered under the 1999 Plan will be either authorized and unissued shares or issued shares which have been reacquired by the Company.

Eligibility and Participation. The participants under the 1999 Plan will be those employees and consultants of the Company or any subsidiary who are selected by the Committee to receive awards, including officers who are also directors of the Company or its subsidiaries. Approximately five persons will initially be eligible to participate. No participant can receive awards under the 1999 Plan in any calendar year in respect of more than 15,000 shares of Common Stock.

Amendment or Termination. The 1999 Plan has no fixed expiration date. The Committee will establish expiration and exercise dates on an award-by-award basis. However, for the purpose of awarding incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), the 1999 Plan will expire ten years from its effective date of May 13, 1999.

Stock Options. The Committee may grant to a participant incentive stock options, options which do not qualify as incentive stock options ("non- qualified stock options") or a combination thereof. The terms and conditions of stock option grants including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Committee. Incentive stock option grants shall be made in accordance with Section 422 of the Code.

The exercise price for stock options will be determined by the Committee at its discretion, provided that the exercise price per share for each stock option shall be at least equal to 100% of the fair market value of one share of Common Stock on the date when the stock option is granted.

Upon a participant's termination of employment for any reason, any stock options which were not exercisable on the participant's termination date will expire, unless otherwise determined by the Committee.

Upon a participant's termination of employment for reasons other than death, disability or retirement, the participant's stock options will expire on the date of termination, unless the right to exercise the options is extended by the Committee at its discretion. In general, upon a participant's termination by reason of death or disability, stock options which were exercisable on the participant's termination date (or which are otherwise determined to be exercisable by the Committee) may continue to be exercised by the participant (or the participant's beneficiary) for a period of twelve months from the date of the participant's termination of employment, unless extended by the Committee. Upon a participant's termination by reason of retirement, stock options which were exercisable upon the participant's termination date (or which are otherwise determined to be exercisable by the Committee) may continue to be exercised by the participant for a period of three months from the date of the participant's termination of employment, unless extended by the Committee. If upon the disability or retirement of the participant, the participant's age plus years of continuous service with the company and its affiliates and predecessors (as combined and rounded to the nearest month) equals 65 or more, then all of the participant's options will be exercisable on the date of such disability or retirement for the exercise period stated above. In no event, however, may the options be exercised after the scheduled expiration date of the options.

Subject to the Committee's discretion, payment for shares of Common Stock on the exercise of stock options may be made in cash, by the delivery (actually or by attestation) of shares of Common Stock held by the participant for at least six months prior to the date of exercise, a combination of cash and shares of Common Stock, or in any other form of consideration acceptable to the Committee (including one or more "cashless" exercise forms).

Stock Appreciation Rights. Stock appreciation rights ("SARs") may be granted by the Committee to a participant either separate from or in tandem with non-qualified stock options or incentive stock options. SARs may be granted at the time of the stock option grant or, with respect to non-qualified stock options, at any time prior to the exercise of the stock option. A SAR entitled the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of Common Stock on the exercise date over the SAR exercise price, times (ii) the number of shares of Common Stock with respect to which the SAR is exercised.

The exercise price of a SAR is determined by the Committee, but in the case of SARs granted in tandem with stock options, may not be less than the exercise price of the related stock option.

Upon exercise of a SAR, payment will be made in cash or shares of Common Stock, or a combination thereof, as determined at the discretion of the Committee.

Change in Control. In the event of a change in control of the Company, all stock options and SARs will immediately vest and become exercisable. In general, events which constitute a change in control include: (i) acquisition by a person of beneficial ownership of shares representing 30% or more of the voting power of all classes of stock of the Company; (ii) during any year or period of two consecutive years, the individuals who at the beginning of such period constitute the Board no longer constitute at least a majority of the Board;
(iii) a reorganization, merger or consolidation; or (iv) approval by the stockholders of the Company of a plan of complete liquidation of the Company.

No options were granted or exercised in 2004 under the 1999 Plan. The following table sets forth information with respect to the persons named in the Executive Compensation Table concerning the exercise of options during the last fiscal year and unexercised options held as of December 31, 2004. Share data reflects the four-for-one stock distribution which was distributed on June 25, 1998.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                      And Fiscal Year-End Option/SAR Values



                                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                       SHARES                           OPTIONS AT 12/31/04 (#)         OPTIONS AT 12/31/04 ($)(1)
                                      ACQUIRED          VALUE       -------------------------------    ----------------------------
            NAME                  ON EXERCISE (#)   REALIZED ($)    EXERCISABLE       UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------       ---------------   ------------    -----------       -------------    -----------    -------------
Edward F. Ruttenberg                     --              --           25,000                --           368,750            --
Roy J. Glosser                           --              --           22,000                --           324,500

(1) Calculated on the basis of the closing price of the underlying securities at the closing of the market on December 31, 2004 ($14.75 per share) minus the applicable exercise price.

ESTIMATED RETIREMENT BENEFITS

The Company's pension plan for salaried employees provides for an annual pension upon normal retirement computed under a career average formula, presently equal to 2% of an employee's eligible lifetime earnings, which includes salaries, commissions and bonuses. The following table sets forth the approximate annual benefits payable on normal retirement pursuant to the provisions of the pension plan for salaried employees to persons in specified lifetime average annual earnings categories and years-of-service classifications. Edward F. Ruttenberg is credited with six years of service under this plan. See Note 17 - Subsequent Events for additional information about the Company's decision in May 2005 to freeze its obligations under the defined benefit plan such that after July 15, 2005 no benefits will accrue under this plan.

                                      ANNUAL PENSION BENEFITS FOR YEARS OF
                                          CREDITED SERVICE SHOWN (1)
                                     ------------------------------------
     LIFETIME AVERAGE
     ANNUAL EARNINGS            10 YEARS             20 YEARS          30 YEARS
     ---------------            --------             --------          --------
 50,000                          10,000               20,000            30,000

 75,000                          15,000               30,000            45,000
100,000                          20,000               40,000            60,000
125,000                          25,000               50,000            75,000
150,000                          30,000               60,000            90,000

(1) Pension benefit amounts listed in the table are not subject to deduction for Social Security benefits.

Effective February 1, 1999, the Company has established a 401(K) Plan under which it matches employee contributions at the rate of $.10 per $1.00 of employee contributions up to 10% of employee's wages.

SUPPLEMENTAL RETIREMENT PLAN

In December 1997, the Board of Directors of the Company adopted the American Locker Group Incorporated Supplemental Executive Retirement Plan (the "Supplemental Plan"), effective January 1, 1998. The Supplemental Plan provides for supplemental retirement benefits to certain executive level employees of the Company as established by the Executive Compensation Committee of the Board of Directors from time to time. No director of the Company may be the beneficiary of the Supplemental Plan unless such director also serves as an employee of the Company.

The Supplemental Plan provides for payment by the Company to the participant of a specified monthly benefit and the provision by the Company of supplemental medical benefits for the benefit of the participant and his dependents (the "Health Benefit"). The obligations of the Company under the Supplemental Plan are triggered by the actual retirement of the participant (defined as the date on which the participant ceases, for reasons other than death, all active employment with the Company) or upon a change of control. For purposes of the Supplemental Plan, "Change of Control" is defined as a change in ownership or control of the Company such that (i) any person, as defined in Section 13(d) or 14(d) of the Securities and Exchange Act of 1934 becomes beneficial owner of more than 50% of the Company; (ii) during any two year period (including periods prior to the adoption of the Supplemental Plan) there shall cease to be a majority of the Board of the Company comprised of individuals who at the beginning of such period were on the Board and any new members whose election was approved by a vote of the majority of the directors who were then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved; or (iii) the stockholders of the Company approve a merger or consolidation of the Company (other than merger or consolidation, which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 80% of the combined voting power of the surviving entity after the merger or consolidation), the approval by the stockholders of the Company of a complete liquidation of the Company, or the Company enters into a plan to sell all or substantially all of the Company's assets, in a single transaction or series of related transactions.

The Supplemental Plan also provides that upon the death of a participant, the Company shall continue to pay to the participant's spouse for the remainder of such spouse's life an amount equal to one-half of the benefit paid to the participant and to continue to provide the Health Benefit for the benefit of such spouse.

As of December 31, 2004, no eligible employees or spouses are designated to receive benefits under the Supplemental Plan.

REPORT ON EXECUTIVE COMPENSATION

This Report on Executive Compensation is furnished by the Stock Option-Executive Compensation Committee of the Board of Directors (referred to as the "Committee").

In accordance with the rules of the Securities and Exchange Commission, this report is not incorporated by reference into any of the Company's registration statements under the Securities Act of 1933.

The Committee consists of four members, Thomas Lynch IV, Jeffrey C. Swoveland, Donald I. Dussing, Jr. and Anthony J. Crisafio, all of whom are independent non-employee directors.

The Committee is responsible for all aspects of executive compensation of the Company. It determines levels of executive compensation for each of the two principal executive officers of the Company and administers the Company's 1999 Stock Incentive Plan, the Company's 1988 Stock Incentive Plan, and the Supplemental Retirement Plan. Following its deliberations, the Executive Committee makes periodic reports to the entire Board of Directors.

COMPENSATION PHILOSOPHY - The Company's overall executive compensation objective is to attract and retain qualified executive officers by compensating them at levels comparable to those at similar businesses. The Company's compensation program for executive officers consists of five components:

            (1)   base salary;
            (2)   participation in bonus distributions;
            (3) participation in other welfare and benefit plans available to employees of the Company and its subsidiaries generally;
            (4)   participation in the 1999 Stock Incentive Plan;
            (5)   participation in the Supplemental Retirement Plan.

SALARY - The Committee reviews and, if appropriate, revises salary levels for the two principal executive officers of the Company annually. Salary adjustments made by the Committee generally become effective January 1 of each fiscal year.

Executive officer salaries are determined in light of individual performance and how their performance compares to the objectives and goals set forth at the beginning of each year, corporate performance and corporate salaries of executives at comparable companies. In fixing the Chief Executive Officer's salary, the Committee also considers his effectiveness in achieving expansion and growth objectives of the Company.

BONUS DISTRIBUTION - The executive officers, on an annual basis at the end of each fiscal year, allocate discretionary bonuses to key employees of the Company. These bonuses are drawn from a pool established at the time by the executive officers based on factors including the operating results of the Company for such fiscal year. The Chief Executive Officer and the President make their determinations known to the Committee for all eligible employees. Decisions as to the amount of any such bonus to the two principal executive officers is determined by the Committee based on data submitted to it regarding individual performance and how their performance compares to the objectives and goals set forth at the beginning of each year. The bonuses are paid in cash.

1999 STOCK INCENTIVE PLAN - The Stockholders of the Company adopted the 1999 Stock Incentive Plan in May 1999 to recruit and retain highly qualified managers, consultants and staff. The Committee administers the Plan which includes directing the amount of stock options awarded, selecting the persons to receive stock option awards, determining the terms, provisions and exercise prices for the stock options. The actual amount earned by any individual who receives stock options is determined by the performance of the Company's stock. The Committee uses the level of responsibility of an individual as a guideline to establish the size of stock option awards.

OTHER PLANS - The Company maintains other pension benefit and welfare plans for employees of the Company and its subsidiaries, including a defined benefit plan, a 401(k) plan, medical, disability and life insurance plans. Executive officers participate in these plans on a non-preferential basis.

SUPPLEMENTAL RETIREMENT PLAN - Certain executive officers are eligible to participate in the Company's Supplemental Retirement Plan which provides for supplemental retirement benefits to certain executive level employees of Company. The Supplemental Retirement Plan is administered by the Committee. As of December 31, 2004, no present officer or employee of the Company has been granted rights under the Supplemental Retirement Plan.

COMPENSATION OF EXECUTIVE OFFICERS IN 2005 - In light of the non-renewal of the cluster box unit contract between the Company and the United States Postal Service in February 2005, the Committee recommended that 2005 base compensation be reduced, effective March 1, 2005, by 25% from 2004 base compensation with respect to Mr. Glosser and Mr. Ruttenberg for calendar year 2005 as compared to calendar year 2004. Each of Mr. Glosser and Mr. Ruttenberg agreed to these reductions and have executed amendments to their respective employment agreements to reflect this reduction.

The Committee believes that executive compensation fairly reflects the benefits received by the Company stockholders.

COMPENSATION OF CHIEF EXECUTIVE OFFICER - Mr. Ruttenberg's compensation is based on the same philosophy and policies for all executive officers and includes the same components as the executive officers. In November 1999, to assure Mr. Ruttenberg's continued service to the Company, he and the Company entered into a three year employment agreement. In 2002, the term of this employment agreement was extended to November 18, 2005. The Committee believes that Mr. Ruttenberg's compensation is reasonable, competitive and fair.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION - Section 162(a) of the Internal Revenue Code imposes limits on tax deductions for annual compensation paid to a chief executive officer and other highly compensated officers unless the compensation qualifies as "performance-based" or is otherwise exempt under the law. The current levels of compensation of the executive officers of the Company are substantially below the levels at which the limitations of
Section 162 are applicable. In the event that levels of compensation rise such that Section 162 should become applicable, the Committee intends to comply with the limitations of Section 162 unless such compliance is determined by the Committee not to be in the best interest of the Company at such time.

                                           THE STOCK OPTION-EXECUTIVE
                                           COMPENSATION COMMITTEE
                                           Thomas Lynch IV, Chairman
                                           Jeffrey C. Swoveland
                                           Donald I. Dussing, Jr.
                                           Anthony F. Crisafio

COMPENSATION OF DIRECTORS

Each director, other than the Chair of the Audit Committee, who is not a salaried employee of the Company is paid a base director fee of $2,000 per calendar quarter and a fee of $500 for each meeting of the Board of Directors or of a Committee of the Board which he attends. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee instead receives a base director fee of $4,000 per calendar quarter and a fee of $500 for each meeting of the Board of Directors or of a Committee of the Board which he attends. All payments of compensation to directors are payable on a monthly basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Executive Compensation-Stock Option Committee is an officer or employee of the Company. No other member of the Committee has a current or prior relationship, and no officer who is a statutory insider of the company has a relationship to any other company, required to be described under the Securities and Exchange Commission rules relating to disclosure of executive compensation.

EMPLOYMENT CONTRACT

In November 1999, the Company entered into an employment agreement with Edward
F. Ruttenberg, effective November 18, 1999 and as amended on May 15, 2002 and March 1, 2005 (the "Ruttenberg Agreement"). The Ruttenberg Agreement provides, among other things, (i) that the term of employment will expire on November 18, 2005, (ii) that base salary will be $12,301 per month, plus any increase in base salary and any incentive compensation as determined by the Board of Directors of the Company, and (iii) that upon the occurrence of a "Trigger Event," Mr. Ruttenberg will be entitled to receive as a special bonus an amount equal to two times his annual base salary at the rate in effect on the closing of such Trigger Event plus the annual bonus, if any, received with respect to the most recently completed fiscal year of the Company. For purposes of the Ruttenberg Agreement, a Trigger Event shall mean the occurrence of the event described in subsection (i) below and one or more of the events described in subsection (ii) below; (i) any Rights issued under the American Locker Group Incorporated Stock Rights Agreement dated November 18, 1999 become exercisable under terms of such Rights Agreement, as amended and in effect from time to time, and (ii) the occurrence of any of the following: (a) a substantial reduction in the base salary, benefits or perquisites provided Mr. Ruttenberg; (b) a relocation of the Company's principal place of business to a location which is more than 50 miles from its current location in Jamestown, New York; or (c) the assignment to Mr. Ruttenberg of any duties inconsistent in any respect with Mr. Ruttenberg's current position with the Company (including status, offices, titles and reporting requirements), or any action by the Company which results in diminution in such position, or Mr. Ruttenberg's current authority, duties or responsibilities, but excluding for this purpose any isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company. Mr. Ruttenberg has agreed that the relocation of the Company's headquarters to Grapevine, Texas, does not constitute a "relocation" of the Company's headquarters for purposes of the Ruttenberg Agreement. The Ruttenberg Agreement also provides that in the event of a sale of the Company, Mr. Ruttenberg will be entitled to receive an incentive bonus equal to one year's base salary as in effect on the date of the sale. The Ruttenberg Agreement defines "sale of the Company" as any merger or sale of substantially all assets of the Company or the sale or exchange to or with one entity or group acting in concert or more than a majority of the outstanding shares if the Company entitled to vote upon the election of directors. The Ruttenberg Agreement also provides that (a) if a Trigger Event and the sale of the Company occur at the same time, only the payment required to be made as a result of the occurrence of the Trigger Event shall be payable; and (b) if a payment is made as a result of the sale of the Company, any payment made as a result of the subsequent occurrence of a Trigger Event shall be reduced by the amount of such prior payment.

The Ruttenberg Agreement also provides that in the event of permanent disability, the Company shall pay the employee 100% of his base salary at the rate then in effect for a period of six months from the date of disability and at the rate of 60% thereafter for the balance of the term of the agreement. The Ruttenberg Agreement also provides that such payments shall be reduced by any payments to which Mr. Ruttenberg is entitled under any disability plan then maintained by the Company and by any payments to which Mr. Ruttenberg is entitled under the Federal Social Security disability program.

CUMULATIVE TOTAL STOCKHOLDER RETURN

The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on the Common Stock from the first day of trading in the Common Stock for the past five calendar years as compared to the Russell 2000 Index and a peer group consisting of a group of business equipment manufacturers, including Hon Industries, Inc., Herman Miller, Inc., Xerox Corporation, Steelcase Inc. and Pitney Bowes, Inc. The graph assumes that $100 was invested on January 1, 1999.

In accordance with the rules of the Securities and Exchange Commission, this presentation is not incorporated by reference into any of the Company's registration statements under the Securities Act of 1933.

                     COMPARE 6-YEAR CUMULATIVE TOTAL RETURN
                        AMONG AMERICAN LOCKER GROUP INC.
                   RUSSEL 2000 INDEX AND COREDATA GROUP INDEX

                              [PERFORMANCE GRAPH]

                                      1999       2000       2001       2002       2003       2004
                                      ----       ----       ----       ----       ----       ----
    AMERICAN LOCKER GROUP INC.       100.00     97.78      302.22     237.33     198.40     262.20
    COREDATA GROUP INDEX             100.00     60.90       81.51      70.22     102.81     117.26
    RUSSELL 2000 INDEX               100.00     95.68       96.66      75.80     110.19     129.47



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 1, 2005, the directors and executive officers of the Company owned the following shares of Common Stock of the Company:

                                                              AMOUNT AND NATURE
NAME AND ADDRESS OF                                             OF BENEFICIAL          PERCENT
BENEFICIAL OWNER(1)                                               OWNERSHIP            OF CLASS
------------------                                            ------------------       ---------
Edward F. Ruttenberg                                              76,821(2)               4.9%

Steven Bregman                                                         0                    *

Anthony J. Crisafio                                                    0                    *

Donald I. Dussing, Jr.                                             6,000                    *

Alan H. Finegold                                                  10,000(3)                 *

Roy J. Glosser                                                    23,300(4)               1.5%

Thomas Lynch, IV                                                       0                    *

Jeffrey C. Swoveland                                                   0                    *

All 8 directors and executive officers as a group(5)             116,121                  7.4%

(*) Less than 1%

(1) The address of each listed individual is c/o American Locker Group Incorporated, 608 Allen Street, Jamestown, New York 14701-3966.

(2) Includes 25,000 shares which Edward F. Ruttenberg has the right to obtain under stock options. Also includes 44,489 shares held by Edward F. Ruttenberg, 2,000 shares held jointly by Edward F. Ruttenberg and Sara Ruttenberg and 5,332 shares held by Rollform of Jamestown, Inc., a company in which Edward F. Ruttenberg and his immediate family own a 97% interest.

(3) Includes 3,000 shares which Mr. Finegold has the right to acquire under stock options.

(4) Includes 800 shares owned by Mr. Glosser's wife with respect to which Mr. Glosser disclaims beneficial ownership.

(5) 28,000 shares subject to stock options held by such persons are included in the number of shares held and the total number of shares outstanding for purposes of calculating the amount of beneficial ownership and the percentage of class.

EQUITY COMPENSATION PLAN INFORMATION

Information about its equity compensation plans at December 31, 2004 was as follows:

                                                  Number of
                                                  securities
                                                 to be issued
                                                     upon                                 Number of securities
                                                 exercise of       Weighted-average            remaining
                                                 outstanding       exercise price of         available for
                                                   options,           outstanding           future issuance
                                                 warrants and      options,warrants           under equity
                                                    rights            and rights           compensation plans
Equity compensation plans
approved
by security holders.........................        80,600               $6.34                   73,000
Equity compensation plans not
approved by security holders ...............            --                  --                       --
                                                    ------               -----                   ------
Total.......................................        80,600               $6.34                   73,000
                                                    ======               =====                   ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald I. Dussing, Jr., a director of the Company, is Vice-President of Manufacturers and Traders Trust Company, which has loaned money to the Company under a term loan and revolving credit facility.

ALSSI currently has a manufacturing agreement with Signore, which formerly was a wholly owned subsidiary of the Company, to furnish fabricating, assembly and shipping services. The manufacturing agreement has been amended and restated to provide for a term which expires August 31, 2006, subject to automatic renewal for a one-year period on September 1, 2006, and subject to termination by either party with one-year's notice to the other party. On May 24, 2005, ALSSI delivered to Signore a one-year advance written notice of termination of the manufacturing agreement, with such termination to be effective May 24, 2006, as per the terms for termination in the manufacturing agreement. The agreement provides that the cost to the Company for these services be equal to Signore's cost divided by 80%. Pursuant to the manufacturing agreement, the Company purchased $2,990,000, $2,751,000 and $3,109,000 of material from Signore during 2004, 2003 and 2002, respectively. Alexander Ditonto serves as Chairman of Signore and is the father-in-law of Roy
J. Glosser, a director of the Company. The Company does not preclude reaching a new manufacturing agreement with Signore. The Company is, however, actively engaged in finding potential alternate sources of manufacturing, fabricating and assembly for certain of its products.

One of the Company's subsidiaries purchases fabricated parts from Rollform of Jamestown, Inc., a rollforming company owned and managed by Edward F. Ruttenberg, his wife and family, and other relatives of Mr. Ruttenberg. Pursuant to this arrangement, the Company purchased $245,000, $151,100 and $183,000 of materials from Rollform of Jamestown, Inc. in 2004, 2003 and 2002, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES 9(e)

The Audit Committee of the Board of Directors of the Company has appointed Schneider Downs & Co., Inc. as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2004. Previously, the Company engaged Ernst & Young LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2003.

The following table presents fees and other expenses for professional audit services rendered by (i) Schneider Downs & Co., Inc. for the audit of the Company's annual financial statements for the year ended December 31, 2004 and fees and other expenses for other services rendered during that period and (ii) Ernst & Young LLP for the audit of the Company's annual financial statements for the year ended December 31, 2003 and fees and other expenses for other services rendered during that period.

                                                  2004       2003
                                                --------   --------
Audit fees...............................       $185,000   $121,390
Audit-related fees.......................              0      8,850
Tax fees.................................          2,600     47,611
All other fees...........................            500          0
                                                --------   --------
  Total..................................       $188,100   $177,851
                                                ========   ========

AUDIT FEES

Audit fees in 2004 relate to services rendered in connection with the audit of the Company's consolidated financial statements and the quarterly review of the financial statements included in the Company's Form 10-Q for its third fiscal quarter.

AUDIT-RELATED FEES

Audit-related fees in 2004 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are not reported under the caption "Audit Fees" above.

TAX FEES

Tax fees in 2004 include fees for services with respect to tax compliance, tax advice and tax planning.

OTHER FEES

Other fees in 2004 include fees for the provision of market information relating to executive compensation matters at the request of the Company's Executive Compensation Committee.

The Audit Committee considered whether the provision of all services described above was compatible with maintaining the auditor's independence, and has determined that such services for 2004 and 2003 were compatible with maintaining the auditor's independence. All services described above were pre- approved by the Audit Committee pursuant to Rule 2-01(c)(u)(i)(C) of Regulation S-X promulgated by the Securities and Exchange Commission.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The documents filed as part of this report are as follows:

                  1.    Financial Statements

                  2.    Financial Statement Schedules

                        See Index to Financial Statements and Financial Statement Schedules. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

                  3.    Exhibits

                        Exhibits required by Item 601 of Regulation S-K are submitted as a separate section herein immediately following the "Exhibit Index".

                       American Locker Group Incorporated

         Index to Financial Statements and Financial Statement Schedules

The financial statements together with the report of Schneider Downs and Co., Inc. dated March 18, 2005 and May 12, 2005, is included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

Financial Schedules for the years 2004, 2003, and 2002:

      Valuation and Qualifying Accounts

SCHEDULE II
                       American Locker Group Incorporated

                        Valuation and Qualifying Accounts

                                BALANCE AT THE       ADDITIONS CHARGED TO                       BALANCE AT
YEAR        DESCRIPTION        BEGINNING OF YEAR      COSTS AND EXPENSE          DEDUCTIONS     END OF YEAR
----        -----------        -----------------      -----------------          ----------     -----------
Year ended 2004
    Allowance for Doubtful
     Accounts                  $     371,000           $     155,000            $  (294,000)    $  232,000
    Reserve for Inventory
     Valuation                       457,000                 123,000               (194,000)       386,000

Year ended 2003
    Allowance for Doubtful
     Accounts                  $     333,000           $      94,000            $   (56,000)    $  371,000
    Reserve for Inventory
     Valuation                       357,000                 100,000                      -        457,000

Year ended 2002
    Allowance for Doubtful
     Accounts                  $     249,000           $     111,000            $   (27,000)    $  333,000
    Reserve for Inventory
     Valuation                       406,000                 (49,000)                     -        357,000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN LOCKER GROUP INCORPORATED

                            /s/ Edward F. Ruttenberg
                             -----------------------
                              Edward F. Ruttenberg
                       Chairman, Chief Executive Officer,
                      Chief Operating Officer and Treasurer

                                 July 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                               Date
-------------------------        -------------------------------------               -------------
/s/ Edward F. Ruttenberg         Chairman, Chief Executive Officer,
-------------------------        Chief Operating Officer and Treasurer               July 27, 2005
Edward F. Ruttenber

/s/ Wayne L. Nelson              Principal Accounting Officer                        July 27, 2005
-------------------------
Wayne L. Nelson

/s/ Steven Bregman               Director                                            July 27, 2005
-------------------------
Steven Bregman

/s/ Anthony J. Crisafio          Director                                            July 27, 2005
-------------------------
Anthony J. Crisafio

/s/ Donald I. Dussing, Jr.       Director                                            July 27, 2005
-------------------------
Donald I. Dussing, Jr.

/s/ Roy J. Glosser               Director                                            July 27, 2005
-------------------------
Roy J. Glosser

/s/ Alan H. Finegold             Director                                            July 27, 2005
-------------------------
Alan H. Finegold

/s/ Thomas Lynch, IV             Director                                            July 27, 2005
-------------------------
Thomas Lynch, IV

/s/ Jeffrey C. Swoveland         Director                                            July 27, 2005
-------------------------
Jeffrey C. Swoveland

                                  EXHIBIT INDEX
                                 -------------

                                                                                     PRIOR FILING OR SEQUENTIAL PAGE NO.
EXHIBIT NO.                                                                                      HEREIN
----------                                                                           -----------------------------------
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

10.3         Form of Indemnification Agreement between American                      Exhibit to Form 8-K filed May 18,
             Locker Group Incorporated  and its directors and                        2005
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

10.8         Manufacturing Agreement dated as of October 1,                          Exhibit to Form 10-K for year ended
             2000 between American Locker Security Systems Inc.                      December 31, 2000
             and Signore, Inc.

10.9         Second Amendment dated as of May 13, 2004 to                            Exhibit to Form 10-Q for the
             Manufacturing Agreement dated as of October 1,                          quarter ended June 30, 2003
             2000 between American Locker Security Systems Inc.
             and Signore Inc.

10.10        Contract dated March 27, 1996 between the U.S.                          Exhibit to Form 10-QSB for the
             Postal Service and American Locker Security                             quarter ended March 31, 1996
             Systems, Inc.

10.11        Modification #MO3 to USPS Contract                                      Exhibits to Form 10-QSB for the
             #072368-96-B-0741 dated April 16, 1997                                  quarter ended March 31, 1997

10.12        Amendment dated August 22, 1997 to Corporate Term                       Exhibit to Form 10-QSB for the
             Loan Agreement dated August 30, 1991 between                            quarter ended September 30, 1997
             American Locker Group Incorporated and
             Manufacturers and Traders Trust Company

10.13        Modification M05 to USPS Contract                                       Exhibit to Form 10-QSB for the
             #072368-96-B-0741, dated October 9, 1997, which                         quarter ended September 30, 1997
             replaces steel pedestals with aluminum pedestals
             for American Locker Outdoor Parcel Lockers

10.14        Modification M06 to USPS Contract                                       Exhibit to Form 10-QSB for the
             #072368-96-B-0741, dated October 23, 1997                               quarter ended September 30, 1997
             regarding prices and minimum quantities through
             April 14, 1998

10.15        Modification M07 to USPS Contract                                       Exhibit to Form 10-QSB for quarter
             #072368-96-B-0741, dated April 14, 1998 regarding                       ended March 31, 1998
             prices and minimum quantities

10.16        Amendment of  Solicitation/Modification  of                             Exhibit to Form 8-K filed March 4,
             Contract between American Locker Security Systems,                      2005
             Inc. and the United States Postal Service dated
             February 28, 2005

10.17        Amendment of  Solicitation/Modification  of                             Exhibit to Form 8-K filed March 4,
             Contract between Security Manufacturing                                 2005
             Corporation and the United States Postal Service
             dated February 28, 2005

10.18        Modification #M010 to USPS Contract                                     Exhibit to Form 10-QSB for the
             #072368-96-B-0741, dated May 6, 1999                                    quarter ended March 31, 1999

10.19        American Locker Group Incorporated 1999 Stock                           Exhibit to Form 10-QSB for the
             Incentive Plan                                                          quarter ended June 30, 1999

10.20        Amendment dated June 9, 1999 between American                           Exhibit to Form 10-QSB for the
             Locker Group Incorporated and Manufacturers and                         quarter ended June 30, 1999
             Traders Trust Company

10.21        Rights Agreement dated November 19, 1999 between                        Exhibit to Form 8-K filed November
             American Locker Group Incorporated and Chase                            18, 1999
             Mellon Shareholder Services LLC

10.22        Form of American Locker Group Incorporated                              Exhibit to Form 10-QSB for year
             Supplemental Executive Retirement Benefit Plan                          ending December 31, 1998

10.23        Employment Agreement dated November 19, 1999                            Exhibit to Form 10-K for year ended
             between American Locker Group Incorporated and                          December 31, 1999
             Edward F. Ruttenberg

10.24        Amendment dated May 20, 2002 to Employment                              Exhibit to Form 10Q for quarter
             Agreement between American Locker Group                                 ending June 30, 2002
             Incorporated and Edward F. Ruttenberg

10.25        Amendment dated March 1, 2005 to Employment                             Exhibit to Form 8-K filed March 4,
             Agreement between American Locker Group                                 2005
             Incorporated and Edward F. Ruttenberg

10.26        Employment Agreement between American Locker Group                      Exhibit to Form 10-QSB for quarter
             Incorporated and  Roy J. Glosser                                        ended June 30, 1996


10.27        Amendment dated as of March 3, 1999 to Employment                       Exhibit to Form 10-KSB for year
             Agreement between American Locker Group                                 ended December 31, 1998
             Incorporated and Roy J. Glosser

10.28        Second Amendment dated May 20, 2002 to Employment                       Exhibit to Form 10Q for quarter
             Agreement between American Locker Group                                 ended June 30, 2002
             Incorporated and Roy J. Glosser

10.29        Third Amendment dated March 1, 2005 to Employment                       Exhibit to Form 8-K filed March 4,
             Agreement between American Locker Group                                 2005
             Incorporated and Roy J. Glosser.

10.30        Form of Option Agreement under 1999 Stock                               Exhibit to Form 10-K for year ended
             Incentive Plan                                                          December 31, 1999

10.31        Promissory Note dated July 6, 2001 made by                              Exhibit to Form 8-K filed July 12,
             American Locker Group Incorporated in favor of                          2001
             Janie D'Addio

10.32        Amendment Agreement dated as of July 5, 2001                            Exhibit to Form 8-K filed July 12,
             between American Locker Group Incorporated and                          2001
             Manufacturers and Traders Trust Company

10.33        Deed of Trust Note dated as of July 5, 2001 made                        Exhibit to Form 8-K filed July 12,
             by ALTRECO, Incorporated in favor of M&T Real                           2001
             Estate, Inc.

22.1         List of Subsidiaries                                                    Filed herewith

23.1         Consent of Schneider Downs & Co., Inc.                                  Filed herewith

23.2         Consent of Ernst & Young LLP                                            Filed herewith

31.1         Certification of Chief Executive Officer pursuant
             to Rule 13a-14(a) and Rule 15d-14(a) of the
             Securities Exchange Act, as amended.                                    Filed herewith

31.2         Certification of Principal Accounting Officer
             pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
             the Securities Exchange Act, as amended.                                Filed herewith

32           Certification of Chief Executive Officer and                            Filed herewith
             Principal Accounting Officer Pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.