Form 10-Q/A
period 2004-03-31
AMERICAN LOCKER GROUP INC
filed 2005-07-29
CIK 8855

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark one)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

      OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                          Commission file number 0-439

                                      -----

                       American Locker Group Incorporated
    ------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

          Delaware                                     16-0338330
-----------------------------             ------------------------------------
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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements. Yes ( ) No (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

      As of July 1, 2005 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

                                EXPLANATORY NOTE

      This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Form 10-Q") of American Locker Group, Inc. (the "Company") is being filed in order to restate the consolidated financial statements for the three months ended March 31, 2004 and 2003 and to make corresponding changes to
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures. The restated financial statements reflect, among other things, an increase in net income from $538,420 as first reported to $630,820, and a decrease in cost of products sold from $6,601,334 as first reported to $6,412,469 and an increase in inventories from $6,982,637 as first reported to $7,136,637. These adjustments result from inventory costing errors. As a result, cost of goods sold was overstated and inventory values were understated in the quarter ended March 31, 2004. In addition, the Company has reclassified purchase discounts in the amount of $34,864 for the first quarter of 2004 and $23,028 for the first quarter of 2003, reducing cost of sales and other income. As set forth in Item 4 of this Form 10-Q/A and more fully described in Item 9A of the Annual Report on Form 10-K filed by the Company with respect to the year ended December 31, 2004, the Company has determined that its disclosure controls and procedures were not effective as of March 31, 2004. As described in such report on Form 10-K, the Company has adopted and is implementing changes to its system of disclosure controls and internal controls.

      No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. This Form 10-Q/A includes, however, as Exhibits 31.1, 31.2 and 32.1 new certifications of the Company's Chief Executive Officer and principal accounting officer, as required by applicable rules. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,          DECEMBER 31,
                                                                      2004                2003
                                                                  --------------      --------------
                                                                   (RESTATED)
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $    1,964,117      $    3,597,990
   Accounts and notes receivable, less allowance for doubtful
     accounts of $111,000 in 2004 and $371,000 in 2003                 4,977,776           4,682,946
   Inventories                                                         7,136,637           5,458,865
   Prepaid expenses                                                      287,570             118,819
   Prepaid income taxes                                                   17,832                  --
   Deferred income taxes                                                 729,546             729,546
                                                                  --------------      --------------
Total current assets                                                  15,113,478          14,588,166

Property, plant and equipment:
     Land                                                                500,500             500,500
     Buildings                                                         3,456,362           3,456,766
     Machinery and equipment                                          11,485,771          12,137,813
                                                                  --------------      --------------
                                                                      15,442,633          16,095,079
Less allowance for depreciation                                      (10,614,199)        (11,092,999)
                                                                  --------------      --------------
                                                                       4,828,434           5,002,080

Goodwill                                                               6,155,204           6,155,204
Deferred income taxes                                                     53,756              53,756
Other assets                                                              45,108              74,274
                                                                  --------------      --------------

Total assets                                                      $   26,195,980      $   25,873,480
                                                                  ==============      ==============

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,         DECEMBER 31,
                                                                       2004                2003
                                                                  --------------      --------------
                                                                    (RESTATED)
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                               $    1,978,722      $    1,713,010
   Commissions, salaries, wages and taxes thereon                        319,886             573,762
   Other accrued expenses                                                711,804             658,405
   Income taxes payable                                                   61,600             148,218
   Current portion of long-term debt                                   1,641,316           1,641,316
                                                                  --------------      --------------
Total current liabilities                                              4,713,328           4,734,711

Long-term liabilities
   Long-term debt                                                      6,335,558           6,664,171
   Pension, benefits and other long-term liabilities                     367,218             312,458
                                                                  --------------      --------------
                                                                       6,702,776           6,976,629
Stockholders' equity:
   Common stock, $1.00 per value:
     Authorized shares - 4,000,000
     Issued shares - 1,726,146 in 2004 and 2003
     Outstanding shares - 1,534,146 in 2004 and 2003                   1,726,146           1,726,146
   Other capital                                                          97,812              97,812
   Retained earnings                                                  15,448,900          14,818,080
   Treasury stock at cost (192,000 shares in 2004 and 2003)           (2,112,000)         (2,112,000)
   Accumulated other comprehensive loss                                 (380,982)           (367,898)
                                                                  --------------      --------------
Total stockholders' equity                                            14,779,876          14,162,140

Total liabilities and stockholders' equity                        $   26,195,980      $   25,873,480
                                                                  ==============      ==============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                                2004               2003
                                                           --------------      --------------
                                                             (RESTATED)
Net Sales                                                  $    9,554,307      $    8,831,748
Cost of products sold                                           6,412,469           6,066,384
                                                           --------------      --------------

Gross profit                                                    3,141,838           2,765,364
Selling, administrative and general expenses                    2,006,661           1,958,687
                                                           --------------      --------------
                                                                1,135,177             806,677

Interest income                                                     5,433               6,025
Other (expense) income - net                                        7,790              34,705
Interest expense                                                 (115,749)           (148,081)
                                                           --------------      --------------

Income before income taxes                                      1,032,651             699,326
Income taxes                                                      401,831             270,266
                                                           --------------      --------------

Net income                                                 $      630,820      $      429,060
                                                           ==============      ==============
Earnings per share of common stock:
   Basic                                                   $          .41      $          .28
                                                           ==============      ==============

   Diluted                                                 $          .41      $          .28
                                                           ==============      ==============

Dividends per share of common stock:                       $         0.00      $         0.00
                                                           ==============      ==============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31
                                                                         2004             2003
                                                                      -----------      -----------
                                                                      (RESTATED)
OPERATING ACTIVITIES
Net income                                                            $   630,820      $   429,060
Adjustments to reconcile net income to net cash  provided
   by (used in) provided by operating activities:
     Depreciation and amortization                                        217,789          210,709
     Change in assets and liabilities:
       Accounts and notes receivable                                     (297,557)         211,811
       Inventories                                                     (1,625,441)        (107,730)
       Prepaid expenses                                                  (168,807)        (332,649)
       Accounts payable and accrued expenses                               64,502         (367,934)
       Pension and other benefits                                          54,455            5,931
       Income taxes                                                      (104,646)          45,875
                                                                      -----------      -----------
Net cash (used in) provided by operating activities                    (1,228,885)          95,073

INVESTING ACTIVITIES
Purchase of property, equipment and vehicles                              (67,366)         (11,807)
                                                                      -----------      -----------
Net cash used in investing activities                                     (67,366)         (11,807)

FINANCING ACTIVITIES
Debt repayment                                                           (328,613)        (326,989)
Line of credit repayment                                                       --          (25,000)
                                                                      -----------      -----------
Net cash used in financing activities                                    (328,613)        (351,989)
Effect of exchange rate changes on cash                                    (9,009)          46,755
                                                                      -----------      -----------
Net decrease in cash                                                   (1,633,873)        (221,968)
Cash and cash equivalents at beginning of period                        3,597,990        2,002,225
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,964,117      $ 1,780,257
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

      The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at the date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2. Provision for income taxes is based upon the estimated annual effective tax rate.

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:

                                                             THREE MONTHS       THREE MONTHS
                                                            ENDED MARCH 31,    ENDED MARCH 31,
                                                                 2004               2003
                                                            ---------------    ---------------
                                                              (RESTATED)
Numerator:
    Net income available to common shareholders             $       630,820    $       429,060
                                                            ===============    ===============
Denominator:
    Denominator for basic earnings per share - weighted
     average shares                                               1,534,146          1,517,146
Effect of Dilutive Securities:
    Stock options                                                    21,144             34,921
                                                            ---------------    ---------------
    Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversion                                                   1,555,290          1,552,067
                                                            ===============    ===============

Basic earnings per common share                             $           .41    $           .28
                                                            ===============    ===============

Diluted earnings per common share                           $           .41    $           .28
                                                            ===============    ===============

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                      MARCH 31,       DECEMBER 31,
                                                        2004              2003
                                                     -----------      ------------
                                                     (RESTATED)
Raw materials                                        $ 2,607,457      $  1,760,657
Work-in-process                                        1,932,826         1,689,774
Finished goods                                         2,859,850         2,271,930
                                                     -----------      ------------
                                                       7,400,133         5,722,361

Less allowance to reduce to LIFO basis                  (263,496)         (263,496)
                                                     -----------      ------------
                                                     $ 7,136,637      $  5,458,865
                                                     ===========      ============

5. Total comprehensive income (as restated) consisting of net income and foreign currency translation adjustment was $617,736 and $488,511 for the three months ended March 31, 2004 and March 31, 2003, respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended March 31, 2004 and 2003:

                                                 MARCH 31,      MARCH 31,
                                                   2004           2003
                                                 ---------      ---------
Service cost                                     $  73,149      $  61,829
Interest cost                                       57,990         51,587
Expected return on plan assets                     (54,370)       (45,291)
Net actuarial loss                                  13,488          8,168
Amortization of prior service cost                     377            377
                                                 ---------      ---------

Net periodic benefit cost                        $  90,634      $  76,670
                                                 =========      =========

      For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
First Three Months 2004 Versus First Three Months 2003

Overall Results and Outlook

First quarter 2004 results improved over first quarter 2003, primarily on the strength of increased sales of aluminum Cluster Box Units (CBUs) as well as maintaining market share in the Plastic CBU area. The Company has maintained its gross margins despite price reductions extended to the United States Postal Service (USPS) and continued weakness in certain areas of the economy in which the Company sells its products (including entertainment and leisure activity facilities). Net income increased by $201,000 in 2004 versus 2003 as a result of the increased sales volume, controlling of administrative and general expenses, and decreases in interest expense. Earnings per share on a diluted basis increased to $0.41 in 2004 versus $0.28 in 2003, as a result of the increased net income.

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

Cost of Sales

Consolidated cost of sales as a percentage of sales was 67.1% in 2004 versus 68.7% in 2003.

Selling, Administrative and General Expenses

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

Other Income - net

Other income - net consists primarily of service maintenance revenues, which were $15,000 in 2004 and $26,000 in 2003.

Income Taxes

Income taxes increased in 2004 versus 2003 due to the increased income before income taxes. The effective tax rate was 39% in 2004 and 2003.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.2 to 1 at March 31, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was $10,400,000 at March 31, 2004, an increase of $547,000 over $9,853,000 at December 31, 2003.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2004. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of March 31, 2004 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the first quarter of 2004.

Subsequent to the period covered by this Quarterly Report, management became aware of an inventory costing error, requiring a restatement of financial statements to reflect, among other things, increases in net income and inventory and a decrease in cost of products sold. As a result, cost of goods sold was overstated and inventory values were understated as of and for the quarter ended March 31, 2004. After investigating this matter and consulting with the Company's independent registered public accounting firm, the Company has adjusted the interim financial statements to correct the inventory costing error and has disclosed the impact of such changes in this Quarterly Report.

In addition, taking into account the communications dated May 11, 2005 and June 28, 2005 by the Company's independent registered public accounting firm to the Audit Committee of the Board of Directors, management identified material weaknesses in the Company's internal control over financial reporting with respect to its fiscal year ended December 31, 2004. A description of those material weaknesses and the Company's related remediation efforts is set forth in Item 9A, Controls and Procedures, of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

Part II. Other Information

Item 6. Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN LOCKER GROUP INCORPORATED
                                               (Registrant)

                                            /s/ Edward F. Ruttenberg
                                    ----------------------------------------
                                    Edward F. Ruttenberg
                                    Chairman, Chief Executive Officer,
                                    Chief Operating Officer and Treasurer

Date: July 27, 2005