Form 10-Q/A
period 2004-06-30
AMERICAN LOCKER GROUP INC
filed 2005-07-29
CIK 8855

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Quarterly Period Ended June 30, 2004

    OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____ TO

Commission file number 0-439

                       American Locker Group Incorporated
           -----------------------------------------------------------
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

                                 (716) 664-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                EXPLANATORY NOTE

      This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Form 10-Q") of American Locker Group, Inc. (the "Company") is being filed in order to restate the consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 and to make corresponding changes to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures. The restated financial statements reflect, among other things, an increase in net income from $875,185 as first reported to $1,080,985 for the six months ended June 30, 2004, and a decrease in cost of products sold from $14,021,716 as first reported to $13,618,806 for such period and an increase in inventories from $6,316,385 as first reported to $6,659,385 as of June 30, 2004. These adjustments result from inventory costing errors. As a result, cost of goods sold was overstated and inventory values were understated in the quarter ended June 30, 2004. In addition, the Company has reclassified purchase discounts in the amount of $25,045 for the second quarter of 2004, $59,910 for the six months ended June 30, 2004, $32,332 for the second quarter of 2003 and $55,360 for the six months ended June 30, 2003. These reclassifications reduce cost of sales and other income. As set forth in Item 4 of this Form 10-Q/A and more fully described in Item 9A of the Annual Report on Form 10-K filed by the Company with respect to the year ended December 31, 2004, the Company has determined that its disclosure controls and procedures were not effective as of June 30, 2004. As described in such report on Form 10-K, the Company has adopted and is implementing changes to its system of disclosure controls and internal controls.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,    DECEMBER 31,
                                                                      2004          2003
                                                                 -------------  ------------
                                                                 (RESTATED)
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                     $   3,308,283  $  3,597,990
   Accounts and notes receivable, less allowance for doubtful
     accounts of $111,000 in 2004 and $371,000 in 2003               4,158,120     4,682,946
   Inventories                                                       6,659,385     5,458,865
   Prepaid expenses                                                    269,475       118,819
   Prepaid income taxes                                                119,086            --
   Deferred income taxes                                               729,546       729,546
                                                                 -------------  ------------
Total current assets                                                15,243,895    14,588,166


Property, plant and equipment:
     Land                                                              500,500       500,500
     Buildings                                                       3,452,299     3,456,766
     Machinery and equipment                                        11,522,752    12,137,813
                                                                 -------------  ------------
                                                                    15,475,551    16,095,079
Less allowance for depreciation                                    (10,756,985)  (11,092,999)
                                                                 -------------  ------------
                                                                     4,718,566     5,002,080

Goodwill                                                             6,155,204     6,155,204
Deferred income taxes                                                   53,756        53,756
Other assets                                                            15,941        74,274
                                                                 -------------  ------------

Total assets                                                     $  26,187,362  $ 25,873,480
                                                                 =============  ============

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2004            2003
                                                                -------------   ------------
                                                                  (RESTATED)
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $   1,632,907   $  1,713,010
   Commissions, salaries, wages and taxes thereon                     278,549        573,762
   Other accrued expenses                                             877,762        658,405
   Income taxes payable                                               137,200        148,218
   Current portion of long-term debt                                1,641,316      1,641,316
                                                                -------------   ------------
Total current liabilities                                           4,567,734      4,734,711

Long-term liabilities
   Long-term debt                                                   6,006,916      6,664,171
   Pension, benefits and other long-term liabilities                  407,789        312,458
                                                                -------------   ------------
                                                                    6,414,705      6,976,629
Stockholders' equity:
   Common stock, $1.00 per value:
     Authorized shares - 4,000,000
     Issued shares - 1,534,146 in 2004 and 2003,
     Outstanding shares - 1,534,146 in 2004 and 2003                1,726,146      1,726,146
   Other capital                                                       97,812         97,812
   Retained earnings                                               15,899,065     14,818,080
   Treasury stock at cost (192,000 shares in 2004 and 2003)        (2,112,000)    (2,112,000)
   Accumulated other comprehensive loss                              (406,100)      (367,898)
                                                                -------------   ------------
Total stockholders' equity                                         15,204,923     14,162,140
                                                                -------------   ------------

Total liabilities and stockholders' equity                      $  26,187,362   $ 25,873,480
                                                                =============   ============

See accompanying notes.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  SIX MONTHS ENDED JUNE 30,
                                                     2004           2003
                                                 ------------   ------------
                                                  (RESTATED)
Net Sales                                        $ 19,808,471   $ 18,663,283
Cost of products sold                              13,618,806     12,945,167
                                                 ------------   ------------

Gross profit                                        6,189,665      5,718,116
Selling, administrative and general expenses        4,221,550      3,919,623
                                                 ------------   ------------
                                                    1,968,115      1,798,493

Interest income                                         9,590         11,241
Other (expense) income - net                           19,353         72,141
Interest expense                                     (229,409)      (290,175)
                                                 ------------   ------------

Income before income taxes                          1,767,649      1,591,700
Income taxes                                          686,664        614,231
                                                 ------------   ------------

Net income                                       $  1,080,985   $    977,469
                                                 ============   ============

Earnings per share of common stock:
   Basic                                         $        .70   $        .64
                                                 ============   ============

   Diluted                                       $        .69   $        .63
                                                 ============   ============

Dividends per share of common stock:             $       0.00   $       0.00
                                                 ============   ============

See accompanying notes.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,
                                                     2004          2003
                                                 ------------   ------------
Net Sales                                        $ 10,254,164   $  9,831,534
Cost of products sold                               7,206,337      6,878,783
                                                 ------------   ------------

Gross profit                                        3,047,827      2,952,751
Selling, administrative and general expenses        2,214,889      1,960,936
                                                 ------------   ------------
                                                      832,938        991,815

Interest income                                         4,157          5,216
Other (expense) income - net                           11,563         37,437
Interest expense                                     (113,660)      (142,094)
                                                 ------------   ------------

Income before income taxes                            734,998        892,374
Income taxes                                          284,833        343,965
                                                 ------------   ------------

Net income                                       $    450,165   $    548,409
                                                 ============   ============

Earnings per share of common stock:
   Basic                                         $        .29   $        .36
                                                 ============   ============

   Diluted                                       $        .29   $        .35
                                                 ============   ============

Dividends per share of common stock:             $       0.00   $       0.00
                                                 ============   ============

See accompanying notes.

              AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                  2004          2003
                                                               -----------   -----------
                                                               (RESTATED)
OPERATING ACTIVITIES
Net income                                                     $ 1,080,985   $   977,469
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                 408,022       433,793
     Change in assets and liabilities:
       Accounts and notes receivable                               518,314      (682,161)
       Inventories                                              (1,134,796)      597,348
       Prepaid expenses                                           (150,915)     (223,113)
       Accounts payable and accrued expenses                      (154,604)     (526,781)
       Pension and other benefits                                   95,489        27,324
       Income taxes                                               (128,586)      228,374
                                                               -----------   -----------
Net cash provided by operating activities                          533,909       832,253

INVESTING ACTIVITIES

Purchase of property, plant and equipment                         (133,967)     (167,494)
                                                               -----------   -----------
Net cash used in investing activities                             (133,967)     (167,494)

FINANCING ACTIVITIES

Debt repayment                                                    (657,255)     (628,356)
Line of credit repayment                                                --       (25,000)
                                                               -----------   -----------
Net cash used in financing activities                             (657,255)     (653,356)
Effect of exchange rate changes on cash                            (32,394)      137,864
                                                               -----------   -----------
Net (decrease) increase in cash                                   (289,707)      149,267
Cash and cash equivalents at beginning of period                 3,597,990     2,002,225
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 3,308,283   $ 2,151,492
                                                               ===========   ===========

See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:

                                                          SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30, 2004       JUNE 30, 2003
                                                          ----------------   ----------------
                                                             (RESTATED)
Numerator:
    Net income available to common shareholders             $ 1,080,985         $   977,469
                                                            ===========         ===========
Denominator:
    Denominator for basic earnings per share - weighted
     average shares                                           1,534,146           1,517,146
Effect of Dilutive Securities:
    Stock options                                                32,337              35,746
                                                            -----------         -----------
    Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversion                                               1,566,483           1,552,892
                                                            ===========         ===========

 Basic earnings per common share                            $       .70         $       .64
                                                            ===========         ===========

Diluted earnings per common share                           $       .69         $       .63
                                                            ===========         ===========

                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             JUNE 30, 2004       JUNE 30, 2003
                                                          ------------------   ------------------
                                                               (RESTATED)
Numerator:
    Net income available to common shareholders              $   450,165          $   548,409
                                                             ===========          ===========
Denominator
    Denominator for basic earnings per share - weighted
     average shares                                            1,534,146            1,517,146
Effect of Dilutive Securities:
    Stock options                                                 43,530               36,570
                                                             -----------          -----------
    Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed
     conversion                                                1,577,676            1,553,716
                                                             ===========          ===========

Basic earnings per common share                              $       .29          $       .36
                                                             ===========          ===========

Diluted earnings per common share                            $       .29          $       .35
                                                             ===========          ===========

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                           JUNE 30,    DECEMBER 31,
                                             2004         2003
                                         -----------   ------------
                                         (RESTATED)
Raw materials                            $ 2,224,370   $  1,760,657
Work-in-process                            1,896,464      1,689,774
Finished goods                             2,802,047      2,271,930
                                         -----------   ------------
                                           6,922,881      5,722,361

Less allowance to reduce to LIFO basis      (263,496)      (263,496)
                                         -----------   ------------
                                         $ 6,659,385   $  5,458,865
                                         ===========   ============

5. Total comprehensive income (as restated) consisting of net income and foreign currency translation adjustment was $1,042,783 and $1,663,229 for the six months ended June 30, 2004 and 2003, respectively and $425,047 and $630,623 for the three months ended June 30, 2004 and June 30, 2003, respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the nine months ended June 30, 2004 and 2003:

                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                        JUNE 30, 2004      JUNE 30, 2003
                                      ----------------   ----------------
Service cost                             $  146,298        $  123,658
Interest cost                               115,980           103,176
Expected return on plan assets             (108,740)          (90,582)
Net actuarial loss                           26,976            16,336
Amortization of prior service cost              754               754
                                         ----------        ----------

Net periodic benefit cost                $  181,268        $  153,342
                                         ==========        ==========

The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended June 30, 2004 and 2003:

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                            JUNE 30, 2004       JUNE 30, 2003
                                         ------------------   ------------------
Service cost                                 $  73,149            $  61,829
Interest cost                                   57,990               51,587
Expected return on plan assets                 (54,370)             (45,291)
Net actuarial loss                              13,488                8,168
Amortization of prior service cost                 377                  377
                                             ---------            ---------

Net periodic benefit cost                    $  90,634            $  76,670
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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST SIX MONTHS 2004 VERSUS FIRST SIX MONTHS 2003

Overall Results and Outlook

2004 results increased slightly compared to 2003, despite increased steel and aluminum prices, and secondarily, price reductions extended to the United States Postal Service (USPS) and continued weakness in certain areas of the economy in which the Company sells its products (including entertainment and leisure activity facilities). Sales volume increased and net income increased slightly by $103,000 in 2004 versus 2003 despite declining gross margin, higher selling, administrative and general expenses and a decrease in service maintenance contract revenue. Earnings per share on a diluted basis increased to $0.69 in 2004 versus $0.63 in 2003, as a result of the increased net income.

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

In July, 2004 the Company received large, bulk orders for plastic and aluminum CBUs from several USPS districts. These orders are primarily in addition to the normal order flow we would have expected in the third quarter and may not be indicative of future USPS order patterns. The orders are all able to be shipped prior to August 30, 2004 and the Company has accelerated production in order to meet the required schedule. Therefore, third quarter 2004 sales are expected to be considerably higher than the same period in 2003.

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

Cost of Sales

Consolidated cost of sales as a percentage of sales was 68.8% in 2004 versus 69.7% in 2003. Despite this slight overall decline, the cost of sales was negatively impacted by increases in aluminum and steel material costs experienced during the first six months of 2004 that have not been passed through to customers in the form of price increases.

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

Other Income - net

Other income - net consists primarily of service maintenance revenues, which were $32,000 in 2004 and $69,000 in 2003. The decline in service maintenance revenue is the result of fewer ongoing maintenance agreements.

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

Cost of products sold as a percentage of sales was 70.3% during the second quarter of 2004 compared to 70.0% during the second quarter of 2003. This percentage held relatively steady despite rising material costs and changes in product mix.

Selling, administrative and general expenses were 21.6% of net sales during the second quarter of 2004 compared to 19.9% in the second quarter of 2003. The increased percentage is due in part to the $114,000 incurred in June 2004 relating to the early retirement program.

Other income - net decreased $26,000 during the second quarter of 2004 compared to 2003. This caption consists primarily of service maintenance contracts.

Interest expense in the second quarter of 2004 of $114,000 decreased from $142,000 in 2003 as a result of the reduction in outstanding debt.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.3 to 1 at June 30, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was $10,676,000 at June 30, 2004, an increase of $823,000 over $9,853,000 at December 31, 2003.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2004. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of June 30, 2004 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the second quarter of 2004.

Subsequent to the period covered by this Quarterly Report, management became aware of an inventory costing error, requiring a restatement of financial statements to reflect, among other things, increases in net income and inventory and a decrease in cost of products sold. As a result, cost of goods sold was overstated and inventory values were understated as of and for the quarter ended June 30, 2004 and the six months ended June 30, 2004. After investigating this matter and consulting with the Company's independent registered public accounting firm, the Company has adjusted the interim financial statements to correct the inventory costing error and has disclosed the impact of such changes in this Quarterly Report.

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

Item 6. Exhibits

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