Form 10-Q/A
period 2004-09-30
AMERICAN LOCKER GROUP INC
filed 2005-07-29
CIK 8855

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Quarterly Period Ended September 30, 2004

   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO

Commission file number 0-439

                       American Locker Group Incorporated
            ----------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

           Delaware                                    16-0338330
-------------------------------             ----------------------------------
(State of other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                      608 Allen Street, Jamestown, NY 14701
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (716) 664-9600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 1, 2005 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

                                EXPLANATORY NOTE

      This amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Form 10-Q") of American Locker Group, Inc. (the "Company") is being filed in order to restate the consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 and to make corresponding changes to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures. The restated financial statements reflect, among other things, an increase in net income for the nine months ended September 30, 2004 from $2,558,536 as first reported to $2,907,736, and a decrease in cost of products sold for such period from $27,154,032 as first reported to $26,454,940 and an increase in inventories as of September 30, 2004 from $4,956,558 as first reported to $5,538,558. These adjustments result from inventory costing errors. As a result, cost of goods sold was overstated and inventory values were understated in the three months and nine months ended September 30, 2004. In addition, the Company has reclassified purchase discounts in the amount of $57,182 for the third quarter of 2004, $117,092 for the nine months ended September 30, 2004, $33,958 for the third quarter of 2003 and $89,318 for the nine months ended September 30, 2003. These reclassifications reduce cost of sales and other income. As set forth in Item 4 of this Form 10-Q/A and more fully described in Item 9A of the Annual Report on Form 10-K filed by the Company with respect to the year ended December 31, 2004, the Company has determined that its disclosure controls and procedures were not effective as of September 30, 2004. As described in such report on Form 10-K, the Company has adopted and is implementing changes to its system of disclosure controls and internal controls.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         2004                   2003
                                                                     -------------          ------------
                                                                      (RESTATED)
                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   5,635,665          $  3,597,990
   Accounts and notes receivable, less allowance for doubtful
    accounts of $111,000 in 2004 and $371,000 in 2003                    5,577,050             4,682,946
   Inventories                                                           5,538,558             5,458,865
   Prepaid expenses                                                        148,769               118,819
   Prepaid income taxes                                                      4,182                    --
   Deferred income taxes                                                   729,546               729,546
                                                                     -------------          ------------
Total current assets                                                    17,633,770            14,588,166

Property, plant and equipment:
     Land                                                                  500,500               500,500
     Buildings                                                           3,454,527             3,456,766
     Machinery and equipment                                            11,608,639            12,137,813
                                                                     -------------          ------------
                                                                        15,563,666            16,095,079
Less allowance for depreciation                                        (10,958,052)          (11,092,999)
                                                                     -------------          ------------
                                                                         4,605,614             5,002,080

Goodwill                                                                 6,155,204             6,155,204
Deferred income taxes                                                       53,756                53,756
Other assets                                                                15,941                74,274
                                                                     -------------          ------------

Total assets                                                         $  28,464,285          $ 25,873,480
                                                                     =============          ============

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         2004                   2003
                                                                     -------------          ------------
                                                                      (RESTATED)
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   1,527,951          $  1,713,010
   Commissions, salaries, wages and taxes thereon                          263,631               573,762
   Other accrued expenses                                                1,173,588               658,405
   Income taxes payable                                                  1,041,154               148,218
   Current portion of long-term debt                                     1,321,316             1,641,316
                                                                     -------------          ------------
Total current liabilities                                                5,327,640             4,734,711

Long-term liabilities
   Long-term debt                                                        5,677,674             6,664,171
   Pension, benefits and other long-term liabilities                       373,331               312,458
                                                                     -------------          ------------
                                                                         6,051,005             6,976,629
Stockholders' equity:
   Common stock, $1 per value:
     Authorized shares - 4,000,000
     Issued shares - 1,726,146 in 2004 and 2003,
     Outstanding shares - 1,534,146 in 2004 and 2003                     1,726,146             1,726,146
   Other capital                                                            97,812                97,812
   Retained earnings                                                    17,725,816            14,818,080
   Treasury stock at cost (192,000 shares in 2004 and 2003)             (2,112,000)           (2,112,000)
    Accumulated other comprehensive loss                                  (352,134)             (367,898)
                                                                     -------------          ------------
Total stockholders' equity                                              17,085,640            14,162,140
                                                                     -------------          ------------

Total liabilities and stockholders' equity                           $  28,464,285          $ 25,873,480
                                                                     =============          ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2004                   2003
                                                                     -------------          ------------
                                                                      (RESTATED)
Net Sales                                                            $  37,882,548          $ 28,177,583
Cost of products sold                                                   26,454,940            19,571,037
                                                                     -------------          ------------

Gross profit                                                            11,427,608             8,606,546
Selling, administrative and general expenses                             6,365,848             5,958,793
                                                                     -------------          ------------
                                                                         5,061,760             2,647,753

Interest income                                                             22,966                30,709
Other (expense) income - net                                                49,844                63,468
Interest expense                                                          (364,578)             (402,463)
                                                                     -------------          ------------

Income before income taxes                                               4,769,992             2,339,467
Income taxes                                                             1,862,256               902,496
                                                                     -------------          ------------

Net income                                                           $   2,907,736          $  1,436,971
                                                                     =============          ============

Earnings per share of common stock:
   Basic                                                             $        1.89          $        .95
                                                                     =============          ============

   Diluted                                                           $        1.86          $        .93
                                                                     =============          ============

Dividends per share of common stock:                                 $        0.00          $       0.00
                                                                     =============          ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                         2004                   2003
                                                                     -------------          ------------
                                                                      (RESTATED)
Net Sales                                                            $  18,074,076          $  9,514,300
Cost of products sold                                                   12,836,134             6,625,869
                                                                     -------------          ------------

Gross profit                                                             5,237,942             2,888,431
Selling, administrative and general expenses                             2,144,298             2,039,170
                                                                     -------------          ------------
                                                                         3,093,644               849,261

Interest income                                                             13,376                19,468
Other (expense) income - net                                                30,491                (8,674)
Interest expense                                                          (135,169)             (112,288)
                                                                     -------------          ------------

Income before income taxes                                               3,002,342               747,767
Income taxes                                                             1,175,591               288,265
                                                                     -------------          ------------

Net income                                                           $   1,826,751          $    459,502
                                                                     =============          ============

Earnings per share of common stock:
   Basic                                                             $        1.19          $        .30
                                                                     =============          ============

   Diluted                                                           $        1.17          $        .30
                                                                     =============          ============

Dividends per share of common stock:                                 $        0.00          $       0.00
                                                                     =============          ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2004                  2003
                                                                     -------------          ------------
                                                                      (RESTATED)
OPERATING ACTIVITIES
Net income                                                           $   2,907,736          $  1,436,971
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization                                         565,704               646,647
     Change in assets and liabilities:
       Accounts and notes receivable                                      (889,664)             (143,570)
       Inventories                                                         (28,682)              131,905
       Prepaid expenses                                                    (29,708)              (62,667)
       Accounts payable and accrued expenses                                18,556              (225,577)
       Pension and other benefits                                           61,135                  (170)
       Income taxes                                                        888,468               121,403
                                                                     -------------          ------------
Net cash provided by operating activities                                3,493,545             1,904,942

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                 (161,460)             (348,850)
                                                                     -------------          ------------
Net cash used in investing activities                                     (161,460)             (348,850)

FINANCING ACTIVITIES
Long-term debt payments                                                 (1,306,497)           (1,300,276)
Line of credit repayment                                                        --               (25,000)
Proceeds from common stock issued                                               --                47,812
                                                                     -------------          ------------
Net cash used in financing activities                                   (1,306,497)           (1,277,464)
Effect of exchange rate changes on cash                                     12,087               117,158
                                                                     -------------          ------------
Net increase in cash                                                     2,037,675               395,786
Cash and cash equivalents at beginning of period                         3,597,990             2,002,225
                                                                     -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   5,635,665          $  2,398,011
                                                                     =============          ============

See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:

                                                                 NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2004           SEPTEMBER 30, 2003
                                                                ------------------           ------------------
                                                                    (RESTATED)
Numerator:
   Net income available to common shareholders                  $        2,907,736           $        1,436,971
                                                                ==================           ==================

Denominator:
   Denominator for basic earnings per share - weighted
    average shares                                                       1,534,146                    1,519,856
Effect of Dilutive Securities:

   Stock options                                                            28,664                       33,453
                                                                ------------------           ------------------

   Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversion                       1,562,810                    1,553,309
                                                                ==================           ==================

   Basic earnings per common share                              $             1.89           $              .95
                                                                ==================           ==================

Diluted earnings per common share                               $             1.86           $              .93
                                                                ==================           ==================

                                                                THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2004           SEPTEMBER 30, 2003
                                                                ------------------           ------------------
                                                                   (RESTATED)
Numerator:
   Net income available to common shareholders                  $        1,826,751           $          459,502
                                                                ==================           ==================

Denominator
   Denominator for basic earnings per share - weighted
    average shares                                                       1,534,146                    1,525,276
Effect of Dilutive Securities:
   Stock options                                                            21,317                       28,868
                                                                ------------------           ------------------

   Denominator for diluted earnings per share -
    adjusted weighted average shares and assumed
    conversion                                                           1,555,463                    1,554,144
                                                                ==================           ==================

   Basic earnings per common share                              $             1.19           $              .30
                                                                ==================           ==================

Diluted earnings per common share                               $             1.17           $              .30
                                                                ==================           ==================

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for substantially all of the inventories.

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2004               2003
                                                -------------       ------------
                                                 (RESTATED)
Raw materials                                   $   2,512,935       $  2,271,930
Work-in-process                                     2,134,633          1,689,774
Finished goods                                      1,154,486          1,760,657
                                                -------------       ------------
                                                    5,802,054          5,722,361

Less allowance to reduce to LIFO basis               (263,496)          (263,496)
                                                -------------       ------------
                                                $   5,538,558       $  5,458,865
                                                =============       ============

5. Total comprehensive income (as restated) consisting of net income and foreign currency translation adjustment was $2,923,500 and $1,575,345 for the nine months ended September 30, 2004 and 2003, respectively and $1,879,659 and $456,221 for the three months ended September 30, 2004 and September 30, 2003, respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the nine months ended September 30, 2004 and 2003:

                                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                ------------------   ------------------
Service cost                                    $          219,447   $          185,486
Interest cost                                              173,970              154,763
Expected return on plan assets                            (163,110)            (135,873)
Net actuarial loss                                          40,464               24,503
Amortization of prior service cost                           1,131                1,131
                                                ------------------   ------------------

Net periodic benefit cost                       $          271,902   $          230,010
                                                ==================   ==================

  The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended September 30, 2004 and 2003:

                                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                                SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                ------------------   ------------------
Service cost                                    $           73,149   $           61,829
Interest cost                                               57,990               51,588
Expected return on plan assets                             (54,370)             (45,292)
Net actuarial loss                                          13,488                8,168
Amortization of prior service cost                             377                  377
                                                ------------------   ------------------

Net periodic benefit cost                       $           90,634   $           76,670
                                                ==================   ==================

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

Net income increased by $1,471,000 in 2004 versus 2003 as a result of the increased sales volume. Gross margins declined, 30.5% in 2003 as compared to 30.2% in 2004, due to rising material costs, changes in product mix, and labor premiums to support the increased shipment volume. Earnings per share on a diluted basis increased to $1.86 in 2004 versus $0.93 in 2003, as a result of the increased net income.

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

Cost of Sales

Consolidated cost of sales as a percentage of sales was 69.8% in both 2004 and 2003. This ratio remained steady despite increases in aluminum and steel material costs experienced during the first nine months of 2004 that have not been passed through to customers in the form of price increases and also to labor premiums incurred to support the increased shipment volumes.

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

Other Income - net

Other income - net consists primarily of service maintenance revenues, which were $51,000 in 2004 and $84,000 in 2003. The decline in service maintenance revenue is the result of fewer ongoing maintenance agreements.

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

Cost of products sold as a percentage of sales was 71.0% during the third quarter of 2004, compared to 69.6% during the second quarter of 2003. The deterioration in 2004 is primarily due to rising material costs, labor premiums related to meeting the USPS bulk orders and product mix.

Selling, administrative and general expenses were 11.8% of net sales during the third quarter of 2004 compared to 21.4% in the third quarter of 2003. The decreased percentage is due to the increased sales volume in the third quarter of 2004.

Other income - net increased $39,000 during the third quarter of 2004 compared to 2003. This caption consists primarily of service maintenance contracts.

Interest expense in the third quarter of 2004 of $135,000 increased from $112,000 in 2003 as a result of rise in interest rates partially offset by the reduction in outstanding debt.

Liquidity and Sources of Capital

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 3.3 to 1 at September 30, 2004 and 3.1 to 1 at December 31, 2003. Working capital, the excess of current assets over current liabilities, was

$12,306,000 at September 30, 2004, an increase of $2,453,000 over $9,853,000 at
December 31, 2003.

Cash provided by operating activities was $3,494,000 during the first nine months of 2004 compared to $1,905,000 of cash provided by operating activities in 2003. This increase of cash in 2004 relates primarily to increased sales of plastic and aluminum CBUs combined with reductions in finished goods inventory. Anticipating that USPS order patterns and sales to other customers will be similar to previous years, the Company expects that cash will continue to be generated by operations for the balance of 2004, subject to the rate at which finished goods inventory is replenished.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2004. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of September 30, 2004 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the third quarter of 2004.

Subsequent to the period covered by this Quarterly Report, management became aware of an inventory costing error, requiring a restatement of financial statements to reflect, among other things, increases in net income and inventory and a decrease in cost of products sold. As a result, cost of goods sold was overstated and inventory values were understated as of and for the quarter ended September 30, 2004 and the nine months ended September 30, 2004. After investigating this matter and consulting with the Company's independent registered public accounting firm, the Company has adjusted the interim financial statements to correct the inventory costing error and has disclosed the impact of such changes in this Quarterly Report.

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

                               AMERICAN LOCKER GROUP INCORPORATED
                                          (Registrant)

                                  /s/ Edward F. Ruttenberg
                               -----------------------------------------
                               Edward F. Ruttenberg
                               Chairman, Chief Executive Officer,
                               Chief Operating Officer and Treasurer

Date: July 27, 2005