Form 10-Q
period 2005-03-31
AMERICAN LOCKER GROUP INC
filed 2005-08-01
CIK 8855

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Quarterly Period Ended March 31, 2005

   OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO

Commission file number 0-439

                       American Locker Group Incorporated
                       ----------------------------------
           (Exact name of business issuer as specified in its charter)

                      Delaware                              16-0338330
----------------------------------------------     ----------------------------
(State of other jurisdiction of incorporation     (IRS Employer Identification
  or organization)                                   Number)

                      608 Allen Street, Jamestown, NY 14701
                      -------------------------------------
                    (Address of principal executive offices)

                                 (716) 664-9600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

As of July 1, 2005 there were outstanding 1,534,146 shares of the registrant's Common Stock, $1 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,       DECEMBER 31,
                                                                2005              2004
                                                            ------------      ------------
                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $  4,617,295      $  5,780,215
   Accounts and notes receivable, less allowance for
     doubtful accounts of $202,000 in 2005 and $232,000
     in 2004                                                   4,755,564         4,402,840
   Inventories                                                 5,881,237         6,463,496
   Prepaid expenses                                              315,200           136,316
   Prepaid income taxes                                            7,273                 -
   Deferred income taxes                                       1,409,230         1,300,230
                                                            ------------      ------------
Total current assets                                          16,985,799        18,083,097

Property, plant and equipment:
   Land                                                          500,500           500,500
   Buildings                                                   3,488,722         3,463,205
   Machinery and equipment                                    12,083,395        11,775,088
                                                            ------------      ------------
                                                              16,072,617        15,738,793
Less allowance for depreciation                              (11,281,417)      (11,154,157)
                                                            ------------      ------------
                                                               4,791,200         4,584,636

Goodwill                                                               -         6,155,204
Deferred income taxes                                             24,558            24,558
Other assets                                                      14,435            14,435
                                                            ------------      ------------

Total assets                                                $ 21,815,992      $ 28,861,930
                                                            ============      ============

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,        DECEMBER 31,
                                                                   2005              2004
                                                                ------------      ------------
                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Long-term debt in default and due on demand                  $  6,337,051      $  6,668,596
   Accounts payable                                                1,556,982         1,974,460
   Commissions, salaries, wages and taxes thereon                    272,963           602,803
   Other accrued expenses                                            685,122           565,477
   Accrued environmental settlement                                1,102,500         1,102,500
   Income taxes payable                                                    -           454,059
                                                                ------------      ------------
Total current liabilities                                          9,954,618        11,367,895

Long-term liabilities:

   Pension, benefits and other long-term liabilities                 782,576           707,465

Stockholders' equity:
   Common stock, $1.00 par value:
     Authorized shares - 4,000,000
     Issued shares - 1,726,146 in 2005 and 2004
     Outstanding shares - 1,534,146 in 2005 and 2004               1,726,146         1,726,146
   Other capital                                                      97,812            97,812
   Retained earnings                                              11,823,997        17,521,028
   Treasury stock at cost (192,000 shares in 2005 and 2004)       (2,112,000)       (2,112,000)
   Accumulated other comprehensive loss                             (457,157)         (446,416)
                                                                ------------      ------------
Total stockholders' equity                                        11,078,798        16,786,570
                                                                ------------      ------------

Total liabilities and stockholders' equity                      $ 21,815,992      $ 28,861,930
                                                                ============      ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      2005             2004
                                                                   -----------      -----------
Net sales                                                          $ 9,160,220      $ 9,554,307

Cost of products sold                                                6,461,293        6,412,469
Asset impairment charge - goodwill                                   6,155,204                -
Selling, administrative and general expenses                         1,879,956        2,006,661
                                                                   -----------      -----------
                                                                    (5,336,233)       1,135,177

Interest income                                                         21,978            5,433
Other income - net                                                      13,275            7,790
Interest expense                                                      (107,417)        (115,749)
                                                                   -----------      -----------

(Loss) income before income taxes                                   (5,408,397)       1,032,651

Income taxes                                                           288,634          401,831
                                                                   -----------      -----------

Net (loss) income                                                  $(5,697,031)     $   630,820
                                                                   ===========      ===========

(Loss) earnings per share of common stock:

   Basic:
      Net (loss) income                                            $     (3.71)     $       .41
                                                                   ===========      ===========

   Diluted:
      Net (loss) income                                            $     (3.71)     $       .41
                                                                   ===========      ===========

Dividends per share of common stock                                $      0.00      $      0.00
                                                                   ===========      ===========

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2005              2004
                                                           -----------      -----------
OPERATING ACTIVITIES
Net (loss) income                                          $(5,697,031)     $   630,820
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation and amortization                             137,984          217,789
     Asset impairment charge - goodwill                      6,155,204                -
     Deferred income taxes                                    (109,000)               -
     Change in assets and liabilities:
       Accounts and notes receivable                          (354,688)        (297,557)
       Inventories                                             581,792       (1,625,441)
       Prepaid expenses                                       (179,556)        (168,807)
       Accounts payable and accrued expenses                  (626,586)          64,502
       Pension and other benefits                               75,111           54,455
       Income taxes                                           (461,841)        (104,646)
                                                           -----------      -----------
Net cash used in operating activities                         (478,611)      (1,228,885)

INVESTING ACTIVITIES

Purchase of property, plant and equipment                     (344,763)         (67,366)
                                                           -----------      -----------
Net cash used in investing activities                         (344,763)         (67,366)

FINANCING ACTIVITIES

Debt repayment                                                (331,545)        (328,613)
                                                           -----------      -----------
Net cash used in financing activities                         (331,545)        (328,613)
Effect of exchange rate changes on cash                         (8,001)          (9,009)
                                                           -----------      -----------
Net decrease in cash                                        (1,162,920)      (1,633,873)
Cash and cash equivalents at beginning of period             5,780,215        3,597,990
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,617,295      $ 1,964,117
                                                           ===========      ===========

See accompanying notes.

AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at the date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

      On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.6%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase such units rather than the Company's current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

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

      As discussed in Note 4 of the Company's consolidated financial statements included in the 2004 Annual Report on Form 10-K, the Company has received a notice of default and reservation of rights letter from its lender regarding its term loans as a result of the non-renewal of the Company's CBU contract with the USPS. The Company also has been verbally advised by this lender that its revolving line of credit is not available. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. In addition, after discussions with its lender following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

      Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

      The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's sales revenues in each of 2004, 2003 and 2002, and that the Company is able to restructure its long- term debt and obtain short-term financing. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses and the Company is not able to obtain new financing, the Company's ability to remain in business would be adversely affected and the Company may not be able to continue to operate. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or to incur greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company.

2. Provision for income taxes is based upon the estimated annual effective tax rate. The impairment charge of $6,155,204 related to goodwill (see
      Note 7) is a charge to earnings for financial reporting purposes and is non-deductible for income tax reporting purposes. The goodwill was originally recorded as part of a stock acquisition and a tax free exchange for income tax reporting purposes.

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:

                                                                THREE MONTHS        THREE MONTHS
                                                               ENDED MARCH 31,     ENDED MARCH 31,
                                                                   2005                2004
                                                               ---------------     ---------------
Numerator:
    Net (loss) income                                           $  (5,697,031)       $  630,820
                                                                =============        ==========

Denominator:
    Denominator for basic earnings per share - weighted
      average shares                                                1,534,146         1,534,146

Effect of Dilutive Securities:
    Stock options                                                           -            21,144
                                                                -------------        ----------
    Denominator for diluted earnings per share - adjusted
      weighted average shares and assumed conversion                1,534,146         1,555,290
                                                                =============        ==========

Basic (loss) earnings per common share:
    Net (loss) income                                           $       (3.71)       $      .41
                                                                =============        ==========

Diluted (loss) earnings per common share:
    Net (loss) income                                           $       (3.71)       $      .41
                                                                =============        ==========

      The Company had 80,600 stock options outstanding for the three-month period ended March 31, 2005, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for over 75% of the inventories.

                                            MARCH 31,       DECEMBER 31,
                                              2005              2004
                                           -----------      ------------
Finished goods                             $ 1,322,729      $    913,415
Work-in-process                              1,643,845         2,388,049
Raw materials                                3,381,282         3,628,651
                                           -----------      ------------
                                             6,347,856         6,930,115

Less allowance to reduce to LIFO basis        (466,619)         (466,619)
                                           -----------      ------------
                                           $ 5,881,237      $  6,463,496
                                           ===========      ============

5. Total comprehensive (loss) income consisting of net (loss) income and foreign currency translation adjustment was $(5,686,290) and $617,736 for the three months ended March 31, 2005 and March 31, 2004, respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the three months ended March 31, 2005 and 2004:

                                       MARCH 31,      MARCH 31,
                                         2005           2004
                                       ---------      ---------
Service cost                           $  83,455      $ 73,149
Interest cost                             65,281        57,990
Expected return on plan assets           (62,697)      (54,370)
Net actuarial loss                        15,698        13,488
Amortization of prior service cost           377           377
                                       ---------      ---------

Net periodic benefit cost              $ 102,114      $ 90,634
                                       =========      =========

      For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's consolidated financial statements included in the 2004 Annual Report on Form 10-K.

7. Due to the significance of the reduction in business volume resulting from the loss of the USPS contract on February 8, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's recent analysis, the fair value of the Company, after the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicates that no goodwill exists. Accordingly, the Company recorded an impairment charge of $6,155,204 in the quarter ending March 31, 2005.

      The Company also evaluated its inventory for impairment in accordance with ARB No. 43, "Accounting for Inventory", and expected losses related to committed purchase orders. As a result, the Company recorded an inventory impairment charge of $147,000 and accrued $125,000 for an anticipated loss on committed purchase orders. The expense was recorded as cost of sales.

8. As discussed in Note 4 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004, on March 18, 2005, the Company received a default and reservation of rights letter from its lender regarding its term loans. The Company has also been verbally advised by this lender that its revolving line of credit is not available. As a result, the Company's debt may be due in full if called by the lender and is therefore classified as a current liability.

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

9. As disclosed in Note 16 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company accrued for an environmental settlement of $1,102,000, net of anticipated insurance proceeds. At March 31, 2005, this liability remained unpaid. As of July 2005, all but a $200,000 installment, which is to be made in August 2005, has been paid.

10. In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions will be realized by relocating the Company's headquarters from leased facilities in Jamestown, NY to a Company-owned facility in Grapevine, TX. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices.

      To implement the restructuring plan, management anticipates incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,290,000. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred. As a result of the restructuring initiative, a pre-tax charge of $272,000 related to impaired values of inventories and expected losses related to committed purchase orders for raw materials is included in the cost of sales for the first quarter of 2005. Additional anticipated impairment charges and costs will include a charge to pre-tax operating results in 2005 totaling $673,000 for the following:

Impairment of machinery and equipment                         $  150,000
Severance pay for displaced employees                            473,000
Other costs                                                       50,000
                                                              ----------
                                                              $  673,000
                                                              ==========

      The balance of the costs to be incurred as the Company implements the restructuring plan include professional services, outside consulting fees and compensation.

11. In May 2005, the Company received a dividend from its Canadian operations of CDN$800,000, an amount equivalent to US$604,000. This amount is net of Canadian withholding taxes of CDN$40,000. The Company is evaluating the impact of the American Jobs Creation Act of 2004, which allows, if elected, a reduction in the amount of the dividend taxable for U.S. federal income tax purposes. The potential tax consequence of the dividend from the Canadian operations is expected to be less than US$60,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

As more fully set forth in the Annual Report on Form 10-K filed by the Company for its fiscal year ended December 31, 2004, on February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. As a result, the Board of Directors of the Company has adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000, and the Company has recorded an impairment charge of $6,155,000 in the first quarter of 2005 to recognize impairment of goodwill and approximately $272,000 for inventory losses. See Note 7 in Item 1 of this Quarterly Report.

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

The USPS has advised the Company that it may receive by the end of August 2005 a new specification and design that will apply to CBUs sold in the private market as early as Fall 2005. The Company intends to review this new specification and design, as well as strategic pricing considerations, to determine whether the Company will pursue the development and manufacture of CBUs meeting the new specification for sale in the private market.

RESTRUCTURING PLAN AND RELATED RISKS

As described more fully in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, the Company's Board of Directors has adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. Most of these savings would be achieved by personnel reductions in Jamestown, New York, and by subsequently relocating Company headquarters from leased facilities in Jamestown, New York, to company-owned facilities in Grapevine, Texas, by the end of 2005. To date, the personnel downsizing has included a reduction in the executive, administrative and sales staff in

Jamestown to be completed by the end of 2005, and the elimination of three satellite sales offices. The Company believes that its non-postal locker sales can be adequately handled by the remaining four satellite sales offices located strategically across the country.

Substantial uncertainty exists as to whether the Company can implement the restructuring plan in a manner that will allow the Company to continue as a going concern. Management believes that it will be able to continue as a going concern if it successfully implements its restructuring plan, which contemplates that it will develop and commence sales of 1118F CBUs to the private market in the first quarter of 2006. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses, the Company's ability to remain in business would be adversely affected. A failure by the Company to adhere to the time line or the incurrence of greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company. Restructuring costs are currently anticipated to be substantially greater in 2005 than originally estimated at the time the restructuring plan was adopted by the Board of Directors.

RESULTS OF OPERATIONS

FIRST THREE MONTHS 2005 VERSUS FIRST THREE MONTHS 2004

OVERALL RESULTS AND OUTLOOK

The first quarter of 2005 showed a 4.1% drop in net sales from the same period in 2004, a decline from $9,554,307 to $9,160,220. A net loss of $5.7 million was reported, which included pre-tax asset impairment charges of $6.1 million representing the write-down of goodwill and a $0.3 million charge for inventory losses.

NET SALES

Net sales were down across all of the Company's basic product groupings. Plastic postal locker sales to the USPS, which include polycarbonate (or plastic) CBUs and Outdoor Parcel Lockers, were $4.2 million in the first quarter 2005 versus $4.5 million in the same period of 2004, a decline of 6.6%. Locker and metal postal product sales were $4.9 million in the first quarter of 2005 versus $5.0 million in the first quarter of 2004, a decline of 2.8%.

Notwithstanding the loss of the USPS postal contract, the Company experienced relatively little decline in CBU sales in the first quarter 2005, as the contract originally set to expire on February 28, 2005 was extended to May 31, 2005, and the USPS announced that the current CBU model (1118E) would remain an approved USPS product through September 2005.

COST OF PRODUCTS SOLD

Cost of Products Sold in the first quarter of 2005 were $6.5 million compared to $6.4 million for the same period in 2004. Costs of Products Sold as a percentage of net sales was 70.5% in 2005, compared to 67.1% in 2004. Increased costs of metals in the first quarter of 2005 as compared to the first quarter of 2004 adversely impacted cost of products sold. The increase in the first quarter of 2005 is also due in part to a charge of $272,000 related to the Company's recognition of impaired values of certain inventories on hand and expected losses related to committed purchase orders for raw materials. The increases were offset by a decrease in the number of units sold.

ASSET IMPAIRMENT CHARGE - GOODWILL

Due to the loss of the Company's CBU contract with the USPS (see Note 7 in Item 1 of this Quarterly Report), management has determined that the fair value of the Company has declined significantly. Therefore, the Company, in accordance with the provisions of FAS No. 142, "Goodwill and Other Intangible Assets", has recorded a goodwill impairment charge against 2005 first quarter operating results in the amount of $6,155,204.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling and general administrative expenses for first quarter 2005 were $1.9 million or 20.5% of net sales, slightly better than the 21.0% of the prior year, due primarily to a $75,000 decrease in bonuses paid, a $78,000 decrease in research and development of a discontinued product and an increase of $27,000 related to freight charges.

INTEREST EXPENSE

Interest expense of $107,417 for the first three months of 2005 is relatively comparable to interest expense of $115,749 for the same period in 2004. The decrease resulted from lower average outstanding balances in 2005 compared to 2004 as the Company continues to make scheduled debt payments, offset by the impact of higher effective interest rates. No new long-term debt was incurred during 2004 or during the first three months of 2005. The Company made debt repayments of $1,669,823 during the twelve month period ended March 31, 2005.

INCOME TAXES

The effective tax rate was 39% and 40% in 2005 and 2004, respectively, on earnings, excluding in 2005 the asset impairment charge associated with goodwill. The ratio of income taxes to loss before income taxes does not bear a normal relationship, as the impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.

NET (LOSS) INCOME

Due primarily to the charge against operations for goodwill impairment discussed above, the Company recorded a net loss in the first quarter of 2005 of $5,697,031 compared to the net income of $630,820 for the same period in the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities, or current ratio, and its working capital. The current ratio was
1.7 to 1 at March 31, 2005 and 1.6 at December 31, 2004. Working capital, the excess of current assets over current liabilities, was $7,031,181 at March 31, 2005, an increase of $315,979 over $6,715,202 at December 31, 2004.

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

EFFECT OF NEW ACCOUNTING GUIDANCE

The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) - "Share Based Payment" during December 2004. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and will require the Company to recognize compensation expense in an amount equal to the fair value of share based payments. The impact of SFAS 123(R) does not have a material impact on stock options currently issued, but may in the future if additional stock options are issued.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". When used in this Quarterly Report on Form 10-Q, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects," "will" and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company's statements regarding business strategy, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company's control. The Company's actual results could differ materially from those expressed in any forward-looking statement made by or on the Company's behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2005. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of March 31, 2005 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the first quarter of 2005.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Financial Statement Schedules

      (b)   Exhibits.

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

                                    SIGNATURE

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

                                 August 1, 2005