Form 10-Q
period 2005-06-30
AMERICAN LOCKER GROUP INC
filed 2005-08-15
CIK 8855

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended June 30, 2005

      OR

[] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____________TO

Commission file number 0-439

                       American Locker Group Incorporated
           -----------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

                   Delaware                                  16-0338330
---------------------------------------------       ----------------------------
(State of other jurisdiction of incorporation       (IRS Employer Identification
 or organization)                                              Number)

                      608 Allen Street, Jamestown, NY 14701
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (716) 664-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 1, 2005 there were outstanding 1,546,146 shares of the registrant's Common Stock, $1 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         JUNE 30,             DECEMBER 31,
                                                                          2005                   2004
                                                                       ------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  3,446,585           $  5,780,215
   Accounts and notes receivable, less allowance for doubtful
     accounts of $223,000 in 2005 and $232,000 in 2004                    4,381,297              4,402,840
   Inventories                                                            5,238,674              6,463,496
   Prepaid expenses                                                         286,664                136,316
   Prepaid income taxes                                                     483,560                     --
   Deferred income taxes                                                  1,222,230              1,300,230
                                                                       ------------           ------------
Total current assets                                                     15,059,010             18,083,097

Property, plant and equipment:
     Land                                                                   500,500                500,500
     Buildings                                                            3,489,087              3,463,205
     Machinery and equipment                                             12,103,656             11,775,088
                                                                       ------------           ------------
                                                                         16,093,243             15,738,793
Less allowance for depreciation                                         (11,485,331)           (11,154,157)
                                                                       ------------           ------------
                                                                          4,607,912              4,584,636

Goodwill                                                                        ---              6,155,204
Deferred income taxes                                                        24,558                 24,558
Other assets                                                                    ---                 14,435
                                                                       ------------           ------------
Total assets                                                           $ 19,691,480           $ 28,861,930
                                                                       ============           ============

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         JUNE 30,             DECEMBER 31,
                                                                          2005                   2004
                                                                       ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Long-term debt in default and due on demand                         $  5,005,930           $  6,668,596
   Accounts payable                                                       1,726,177              1,974,460
   Commissions, salaries, wages and taxes thereon                           216,323                602,803
   Other accrued expenses                                                 1,070,542                565,477
   Accrued environmental settlement                                         200,000              1,102,500
   Income taxes payable                                                         ---                454,059
                                                                       ------------           ------------
Total current liabilities                                                 8,218,972             11,367,895

Long-term liabilities:
   Pension, benefits and other long-term liabilities                        779,576                707,465

Stockholders' equity:
   Common stock, $1.00 per value:
     Authorized shares - 4,000,000
     Issued shares - 1,738,146 in 2005 and 1,726,146
       in 2004, Outstanding shares - 1,546,146 in 2005
       and 1,534,146 in 2004                                              1,738,146              1,726,146
   Other capital                                                            132,562                 97,812
   Retained earnings                                                     11,448,470             17,521,028
   Treasury stock at cost (192,000 shares in 2005 and 2004)              (2,112,000)            (2,112,000)
      Accumulated other comprehensive loss                                 (514,246)              (446,416)
                                                                       ------------           ------------
Total stockholders' equity                                               10,692,932             16,786,570
                                                                       ------------           ------------

Total liabilities and stockholders' equity                             $ 19,691,480           $ 28,861,930
                                                                       ============           ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           2005                   2004
                                                                       ------------           ------------
Net Sales                                                              $ 18,146,642           $ 19,808,471

Cost of products sold                                                    13,082,508             13,618,806
Asset impairment - goodwill                                               6,155,204                    ---
Selling, administrative and general expenses                              4,807,315              4,221,550
                                                                       ------------           ------------
                                                                         (5,898,385)             1,968,115

Interest income                                                              43,715                  9,590
Other income - net                                                           28,904                 19,353
Interest expense                                                           (194,135)              (229,409)
                                                                       ------------           ------------

(Loss) income before income taxes                                        (6,019,901)             1,767,649
Income tax expense                                                           52,657                686,664
                                                                       ------------           ------------

Net (loss) income                                                      $ (6,072,558)          $  1,080,985
                                                                       ============           ============

(Loss) earnings per share of common stock:
   Basic                                                               $      (3.96)          $        .70
                                                                       ============           ============

   Diluted                                                             $      (3.96)          $        .69
                                                                       ============           ============

Dividends per share of common stock                                    $       0.00           $       0.00
                                                                       ============           ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                           2005                   2004
                                                                       ------------           ------------
Net Sales                                                              $  8,986,422           $ 10,254,164

Cost of products sold                                                     6,621,215              7,206,337
Asset impairment - goodwill                                                     ---                    ---
Selling, administrative and general expenses                              2,927,359              2,214,889
                                                                       ------------           ------------
                                                                           (562,152)               832,938

Interest income                                                              21,736                  4,157
Other income - net                                                           15,630                 11,563
Interest expense                                                            (86,718)              (113,660)
                                                                       ------------           ------------

(Loss) income before income taxes                                          (611,504)               734,998
Income tax (benefit) expense                                               (235,977)               284,833
                                                                       ------------           ------------

Net (loss) income                                                      $   (375,527)          $    450,165
                                                                       ============           ============

(Loss) earnings per share of common stock:
   Basic                                                               $       (.25)          $        .29
                                                                       ============           ============

   Diluted                                                             $       (.25)          $        .29
                                                                       ============           ============

Dividends per share of common stock                                    $       0.00           $       0.00
                                                                       ============           ============

See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           2005                   2004
                                                                       ------------           ------------
OPERATING ACTIVITIES
Net (loss) income                                                      $ (6,072,558)          $  1,080,985
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
     Depreciation and amortization                                          372,549                408,022
     Asset impairment charge - goodwill                                   6,155,204                    ---
     Deferred income taxes                                                   78,000                    ---
     Loss on disposal of assets                                               2,598                    ---
     Change in assets and liabilities:
       Accounts and notes receivable                                         14,983                518,314
       Inventories                                                        1,224,300             (1,134,796)
       Prepaid expenses                                                    (151,441)              (150,915)
       Accounts payable and accrued expenses                             (1,030,931)              (154,604)
       Pension and other benefits                                            72,111                 95,489
       Income taxes                                                        (948,886)              (128,586)
                                                                       ------------           ------------
Net cash (used in) provided by operating activities                        (284,071)               533,909

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                  (381,286)              (133,967)
                                                                       ------------           ------------
Net cash used in investing activities                                      (381,286)              (133,967)

FINANCING ACTIVITIES
Debt repayment                                                           (1,662,666)              (657,255)
Issuance of common stock                                                     33,750                    ---
                                                                       ------------           ------------
Net cash used in financing activities                                    (1,628,916)              (657,255)
Effect of exchange rate changes on cash                                     (39,357)               (32,394)
                                                                       ------------           ------------
Net decrease in cash                                                     (2,333,630)              (289,707)
Cash and cash equivalents at beginning of period                          5,780,215              3,597,990
                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,446,585           $  3,308,283
                                                                       ============           ============

See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the six-month and three-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

      On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7 and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.6%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase units rather than the Company's current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

      The loss of over 50% of the Company's revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the 1118F CBU design and the status of the 1118F CBU design and drawing package make the Company's future uncertain. After the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors on May 18, 2005 announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings would be achieved by relocating Company headquarters from leased facilities in Jamestown, New York, to Company-owned facilities in Grapevine, Texas, by the end of 2005. As part of this restructuring, the Company expects to not renew its existing building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005, discontinue Jamestown based assembly operations and eliminate many of the 37 salaried and hourly positions in Jamestown. In addition, as part of the restructuring plan, the Company has frozen the accrual of any additional benefits under its defined benefit pension plan, effective July 15, 2005. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown will cease by Fall 2005. Should the Company become an 1118F CBU supplier to the private market, such CBU planning and execution will take place in Grapevine, Texas, at Company-owned manufacturing facilities.

      As discussed in Note 4 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has received a notice of default and reservation of rights letter from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. The Company also has been verbally advised by this lender that its revolving line of credit is not available. The Company is in discussions with the lender to restructure its term and revolving debt with a new loan agreement to be in effect for approximately one year, during which time the Company expects to seek a new lender in Texas, where the Company will be relocating its headquarters by the end of 2005. In addition, after discussions with its lender following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which being a $1,000,000 payment made in May 2005 and the second being a payment later in 2005 of an amount to be determined in the course of the Company's discussions with its lender regarding the restructuring of its debt. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

      Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

      The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's annual sales revenues in 2004, 2003 and 2002. Further, the Company's prospects for continuing operations depend in part on its ability to restructure its long-term debt and obtain short-term financing. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses and the Company is not able to obtain new financing, the Company's ability to remain in business would be adversely affected and the Company may not be able to continue to operate. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or to incur greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company.

2. Provision for income taxes is based upon the estimated annual effective tax rate. The impairment charge of $6,155,204 related to goodwill is a charge to earnings for financial reporting purposes and is non-deductible for income tax reporting purposes. The goodwill was originally recorded as part of a stock acquisition and a tax free exchange for income tax reporting purposes.

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                            2005                         2004
                                                                        ------------                  ----------
Numerator:
    Net (loss) income                                                   $ (6,072,558)                 $1,080,985
                                                                        ============                  ==========

Denominator:
    Denominator for basic earnings per share - weighted
    average shares                                                         1,534,212                   1,534,146
Effect of Dilutive Securities:
    Stock options                                                                ---                      32,337
                                                                        ------------                  ----------

    Denominator for diluted earnings per share - adjusted
      weighted average shares and assumed conversion                       1,534,212                   1,566,483
                                                                        ============                  ==========

Basic (loss) earnings per common share:
    Net (loss) income                                                   $      (3.96)                 $      .70
                                                                        ============                  ==========

Diluted (loss) earnings per common share:
    Net (loss) income                                                   $      (3.96)                 $      .69
                                                                        ============                  ==========

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                            2005                         2004
                                                                        ------------                  ----------
Numerator:
    Net (loss) income                                                   $   (375,527)                 $  450,165
                                                                        ============                  ==========

Denominator
    Denominator for basic earnings per share - weighted
    average shares                                                         1,534,278                   1,534,146
Effect of Dilutive Securities:
    Stock options                                                                ---                      43,530
                                                                        ------------                  ----------

    Denominator for diluted earnings per share -
    adjusted weighted average shares and assumed
    conversion                                                             1,534,278                   1,577,676
                                                                        ============                  ==========

Basic (loss) earnings per common share:
    Net (loss) income                                                   $       (.25)                 $      .29
                                                                        ============                  ==========

Diluted (loss) earnings per common share:
    Net (loss) income                                                   $       (.25)                 $      .29
                                                                        ============                  ==========

The Company had 68,600 stock options outstanding at June 30, 2005, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for over 75% of the inventories.

                                                     JUNE 30,        DECEMBER 31,
                                                      2005              2004
                                                   -----------       ------------
Finished goods                                     $   790,723       $    913,415
Work-in-process                                      1,859,137          2,388,049
Raw materials                                        3,138,433          3,628,651
                                                   -----------       ------------
                                                     5,788,293          6,930,115

Less allowance to reduce to LIFO basis                (549,619)          (466,619)
                                                   -----------       ------------
                                                   $ 5,238,674       $  6,463,496
                                                   ===========       ============

5. Changes in stockholders' equity were due to the exercise of stock options and changes in comprehensive income. On June 29, 2005, 12,000 options were exercised at a price of $2.81 per share. In addition to the $33,750 of proceeds received by the Company upon exercise of those options, the Company also increased other capital by $13,000, representing the tax benefit the Company estimates it will receive.

      Total comprehensive (loss) income consisting of net income and foreign currency translation adjustment was $(6,140,388) and $1,042,783 for the six months ended June 30, 2005 and 2004, respectively and $(432,616) and $425,027 for the three months ended June 30, 2005 and June 30, 2004, respectively.

6. The following sets forth the components of net periodic benefit cost of the Company's defined benefit pension plan for the six month and three month periods ended June 30, 2005 and 2004:

                                                    SIX MONTHS ENDED JUNE 30,
                                                     2005               2004
                                                  -----------       ------------
Service cost                                      $   166,910       $    146,298
Interest cost                                         130,562            115,980
Expected return on plan assets                       (125,394)          (108,740)
Net actuarial loss                                     31,396             26,976
Amortization of prior service cost                     14,435                754
                                                  -----------       ------------

Net periodic benefit cost                         $   217,909       $    181,268
                                                  ===========       ============

                                                    THREE MONTHS ENDED JUNE 30,
                                                     2005               2004
                                                  -----------       ------------
Service cost                                      $    83,455       $     73,149
Interest cost                                          65,281             57,990
Expected return on plan assets                        (62,697)           (54,370)
Net actuarial loss                                     15,698             13,488
Amortization of prior service cost                     14,058                377
                                                  -----------       ------------

Net periodic benefit cost                         $   115,795       $     90,634
                                                  ===========       ============

For additional information on the Company's defined benefit pension plan, please refer to Note 7 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has frozen the accrual of any additional benefits under the defined benefit pension plan, effective July 15, 2005. Accordingly, the intangible asset of $14,435 was written-off and included in the amortization of prior service costs during the second quarter of 2005.

7. Due to the significance of the reduction in business volume resulting from the loss of the USPS contract on February 8, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Tangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's analysis, the fair value of the Company, after the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicated that no goodwill exists. Accordingly, the Company recorded an impairment charge of $6,155,204 in the quarter ended
      March 31, 2005.

      The Company also evaluated its inventory for impairment in accordance with ARB No. 43, "Accounting for Inventory", and expected losses related to committed purchase orders. As a result, the Company recorded an inventory impairment charge of $147,000 and accrued $125,000 for an anticipated loss on committed purchase orders. The expense was included in cost of sales for the quarter ended March 31, 2005.

8. As discussed in Note 4 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, on March 18, 2005, the Company received a default and reservation of rights letter from its lender regarding its term loan. The Company has also been verbally advised by this lender that its revolving line of credit is not available. As a result, the Company's debt may be due in full if called by the lender and is therefore classified as a current liability.

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

9. As disclosed in Note 16 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company accrued for an environmental settlement of $1,102,000, net of anticipated insurance proceeds. At June 30, 2005, $200,000 of this liability remained unpaid. The remainder of the settlement balance will be paid by August 26, 2005.

10. In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's restructuring plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions will be realized by relocating the Company's headquarters from leased facilities in Jamestown, New York, to Company-owned facilities in Grapevine, Texas. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices.

      To implement the restructuring plan, management anticipates incurring aggregate impairment charges (excusive of goodwill impairment) and costs of approximately $2,290,000. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

      The following table summarizes restructuring and related costs incurred by the Company in the three- and six-month periods ended June 30:

                                      Three Months Ended June 30,    Six Months Ended June 30,
                                         2005               2004        2005            2004
                                      ----------           ------    ----------        -------
COST OF SALES:
  Equipment depreciation              $   75,000               --    $   75,000             --
  Inventory impairment                        --               --       147,000             --
  Purchase order commitments                  --               --       125,000             --
                                      ----------           ------    ----------        -------
     Subtotal                             75,000                        347,000

SALES, GENERAL AND
   ADMINISTRATIVE:
  Severance                              473,000               --       473,000             --
  Leases                                  30,000               --        30,000             --
  Professional fees                      580,000               --       580,000             --
                                      ----------           ------    ----------        -------
     Subtotal                          1,083,000                      1,083,000
                                      ----------           ------    ----------        -------
                                      $1,158,000           $   --    $1,430,000        $    --
                                      ==========           ======    ==========        =======

The following table analyzes the changes in the Company's reserve with respect to the restructuring plan from December 31, 2004 to June 30, 2005:

                 December                    Payments/       June 30,
                 31, 2004       Expense       Charges         2005
                 --------     ----------     ---------     ------------
Purchase order
  commitments    $     --     $  125,000     $      --     $    125,000
Severance              --        473,000       (46,000)         427,000
Other                  --        610,000      (580,000)          30,000
                 --------     ----------     ---------     ------------
  TOTAL          $     --     $1,208,000     $(626,000)    $    582,000
                 ========     ==========     =========     ============

      The balance of the costs to be incurred as the Company implements the restructuring plan substantially include professional services, outside consulting fees and compensation, the total of which is expected to be approximately $862,000.

11. In May 2005, the Company received a dividend from its Canadian operations of CDN$800,000, net of Canadian withholding taxes of CDN$40,000. The net receipt of CDN$760,000 is equivalent to US$604,000. The Company is evaluating the impact of the American Jobs Creation Act of 2004, which allows, if elected, a reduction in the amount of the dividend taxable for U.S. federal income tax purposes. The potential tax consequence of the dividend from the Canadian operations is expected to be less than US$60,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

As more fully set forth in the Annual Report on Form 10-K filed by the Company for its fiscal year ended December 31, 2004, on February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.6%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. As a result, the Board of Directors of the Company has adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. In addition, during the first three months of 2005, the Company recorded an impairment charge of $6,155,000 to recognize impairment of goodwill and a charge of approximately $272,000 for inventory losses. During the second quarter of 2005, the Company recorded a charge of $1,158,000 related to the restructuring, which included professional fees associated with the planned restructuring of $580,000. See Note 10 in Item 1 of this Quarterly Report.

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

RESTRUCTURING PLAN AND RELATED RISKS

As described more fully in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, the Company's Board of Directors has adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. Most of the planned savings would be achieved by personnel reductions in Jamestown, New York, and by relocating the Company headquarters from leased facilities in Jamestown, New York, to

Company-owned facilities in Grapevine, Texas, by the end of 2005. To date, the personnel downsizing has included a reduction in the executive, administrative and sales staff in Jamestown and the elimination of three satellite sales offices. The planned personnel reductions are scheduled to be completed by the end of 2005. The Company believes that its non-postal locker sales can be adequately handled by the remaining four satellite sales offices located strategically across the United States.

Substantial uncertainty exists as to whether the Company can implement the restructuring plan in a manner that will allow the Company to continue as a going concern. Management believes that it will be able to continue as a going concern if it successfully implements its restructuring plan, which contemplates that it will develop and commence sales of 1118F CBUs to the private market in the first quarter of 2006. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses, the Company's ability to remain in business would be adversely affected. A failure by the Company to adhere to the time line or the incurrence of greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company. Restructuring costs, now estimated to total $2,290,000, are substantially greater than originally estimated at the time the restructuring plan was adopted by the Board of Directors. Through June 30, 2005, the Company incurred restructuring costs of $1,430,000.

RESULTS OF OPERATIONS
FIRST SIX MONTHS 2005 VERSUS FIRST SIX MONTHS 2004

OVERALL RESULTS AND OUTLOOK

The first six months of 2005 reflect an 8.4% drop in net sales when compared to the same period in 2004, a decline from $19,808,471 in 2004 to $18,146,642 in 2005. A net loss of $6.1 million was reported for the period, which included an impairment charge of $6.1 million representing the write-down of goodwill, restructuring charges of $1,430,000 of which $850,000 represents fixed asset impairment, inventory losses and severance costs associated with the Company's restructuring plan and $580,000 represents professional fees.

NET SALES

Net sales for the first six months of 2005 were $18,147,000, a decrease of 8.4% compared to the same period in 2004. The reported decrease is due primarily to reduced volume of plastic postal products sold to the USPS during the final months of the Company's USPS contract for CBUs. Total plastic sales for the six months ended June 30, 2005, including both CBUs and Outdoor Postal Lockers, were $7,982,000 compared to $9,843,000 during the same period in 2004, a decrease of 18.9%. Sales of metal lockers and metal postal products including the aluminum CBUs sold to the private market totaled $10,165,000 for the first six months of 2005 compared to $9,966,000 during the same period a year ago, an increase of 2.0%.

                                 Six Months Ended June 30,       Increase
                                    2005           2004         (decrease)
                                 -----------    ----------      ----------
Plastic Locker Sales             $ 7,981,799    $9,842,557           (18.9)%
Metal Locker Products            $10,164,843    $9,965,914             2.0%

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 72.1% during the first six months of 2005 compared to 68.8% during the same period of 2004. The increased percentage reflects charges of $347,000 related to the restructuring plan, including a charge of $147,000 related to the Company's recognition of impaired values of certain inventories on hand, a charge of $125,000 related to expected losses on committed purchase orders for raw materials and a $75,000 increased deprecation charge associated with the impairment of certain fixed assets. In addition, inventory reserves were increased by $100,000 to reflect additional expected obsolescence and by $83,000 to adjust LIFO reserves related to Plastic CBU inventory on hand as of June 30, 2005. Excluding these charges, cost of products sold as a percentage of net sales would have been 69.2%, compared to 68.8% during the same period in 2004. This increased percentage relates primarily to an increase in the cost of raw materials, particularly metal, throughout 2004 and during 2005.

ASSET IMPAIRMENT CHARGE - GOODWILL

Due to the loss of the Company's CBU contract with the USPS (see Note 7 in Item 1 of this Quarterly Report), management has determined that the fair value of the Company has declined significantly. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", recorded a goodwill impairment charge against 2005 first quarter operating results in the amount of $6,155,204.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling administrative and general expenses during the first six months of 2005 totaled $4,807,315, or 26.5% of net sales, compared to $4,221,550, or 21.3% of net sales, during the same period in 2004, an increase of $585,765. The increase in 2005 relates to restructuring charges, totaling $503,000, related principally to severance costs associated with administrative and executive employees who will be displaced as part of the Company's restructuring plan. In addition the Company incurred restructuring costs for professional fees totaling $580,000 during the first six months of 2005. Excluding the $1,083,000 of restructuring-related costs, selling administrative and general expenses would have been 20.5% of net sales in the first six months of 2005 compared to 21.3% during the same period in 2004. This decrease relates to a reduction of approximately $200,000 in outside research and development engineering costs, the elimination of $130,000 of bonuses for salaried employees, the reduction of executive salaries of approximately $31,000, the reduction of $58,000 in amortization expense related to a non-compete agreement, and the savings of approximately $96,000 resulting from the decision not to replace four individuals who are no longer employed by the company due to retirement and other reasons.

INTEREST EXPENSE

Interest expense for the first half of 2005 was $194,000 compared to $229,000 during the same period in the prior year. The decrease results from lower average outstanding debt during the first six months of 2005 compared to the same period in 2004 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2005 or 2004. The Company reduced its outstanding debt by $1,663,000 during the first six months of 2005 by making its scheduled debt payments and paying down an additional $1 million on its term loan in May 2005.

INCOME TAXES

The Company's effective tax rate on earnings was 39% and 40% in 2005 and 2004, respectively, on earnings, excluding an asset impairment charge associated with goodwill. The ratio of income taxes to loss before income taxes in 2005 does not bear a normal relationship, as the impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.

SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004

NET SALES

Net sales were $8,986,000 during the second quarter of 2005 compared to $10,254,000 for the same period in 2004, a decrease of 12.4%. The decreased volume was due primarily to lower sales of CBUs to the USPS as the Company's contract with USPS expired May 31, 2005. Plastic locker sales for the second quarter of 2005 were $3,736,000 compared to $5,345,000 for the second quarter of 2004, a decrease of 30.1%. Metal locker and metal postal sales, however, were $5,250,000 during the second quarter of 2005 compared to $4,909,000 for the same period in 2004, an increase of 7.0%.

                                Three Months Ended June 30,      Increase
                                    2005           2004         (decrease)
                                 -----------    ----------      ----------
Plastic Locker Sales             $ 3,736,476    $5,345,278            (30.1)%
Metal Locker Products            $ 5,249,946    $4,908,886              7.0%

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 73.7% during the second quarter of 2005 compared to 70.3% during the same period a year ago. The increased percentage is due to increased depreciation of $75,000 associated with an asset impairment related to the Company's planned restructuring, an $83,000 increase in LIFO reserves for plastic inventory on hand as of June 30, 2005 and a $100,000 increase in inventory obsolescence reserves. Excluding these adjustments, cost of products sold during the second quarter of 2005 would have been $6,363,215, or 70.8% of net sales. This increased percentage relates primarily to an increase in the cost of raw materials, particularly metal, during 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $712,000 from the $2,215,000 incurred during the second quarter of 2004 to $2,927,000 during the second quarter of 2005. Selling, general and administrative expenses represented 32.5% of net sales during the second quarter of 2005 compared to 21.6% during the same period in 2004. The increase relates to a restructuring charge of $1,083,000 recorded in the second quarter of 2005. This charge includes severance costs of $473,000 for the employees that will be displaced, as well as professional fees of $580,000. These restructuring related costs were partially offset by savings resulting from cost cutting measures put in place during the quarter ended June 30, 2005.

INTEREST EXPENSE

Interest expenses during the second quarter of 2005 of $87,000 decreased from $114,000 during the same period in 2004. This decrease is a result of lower average outstanding debt balances during the second quarter of 2005 compared to 2004.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 1.83 to 1 at June 30, 2005 compared 1.59 to 1 at December 31, 2004. Working capital, the excess of current assets over current liabilities, was $6,840,038 at June 30, 2005, an increase of $124,836 over reported working capital of $6,715,202 at December 31, 2004.

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

Cash used in operating activities was $284,071 during the first six months of 2005, despite a decrease in reported inventories of $1,224,300. The reduced inventory results primarily from a decrease in the level of raw materials and stock product being kept on hand in anticipation of the expected volume decline in CBU sales as a result of the expired USPS contract. Offsetting the reduction in inventory during the first six months of 2005 were payments against an environmental settlement totaling $902,500 and payments of income taxes which were accrued for at December 31, 2004. Capital expenditures of $381,000 during the first six months of 2005 represented, for the most part, the purchase of needed equipment for Security Manufacturing Corporation, a subsidiary of the Company. Cash used in financing activities during the first six month of 2005 included scheduled debt repayments of $662,666 and an accelerated pay down of outstanding debt to the bank of $1,000,000. Also, in June of 2005, 12,000 shares of the Company's common stock were issued as a result of exercised options under the Company's stock option plan at a price of $2.81 per share, generating proceeds of $33,750.

The Company has frozen the accrual of any additional benefits under its defined benefit pension plan, effective July 15, 2005. Accordingly, the intangible asset of $14,435 was written-off and included in the amortization of prior service costs during the second quarter of 2005. It is expected that this freeze will decrease the Company's future cash payments to its defined benefit pension plan.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2005. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of June 30, 2005 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the second quarter of 2005.

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

                       AMERICAN LOCKER GROUP INCORPORATED

                             /s/Edward F. Ruttenberg
                  --------------------------------------------
                              Edward F. Ruttenberg
                       Chairman, Chief Executive Officer,
                      Chief Operating Officer and Treasurer

                                 August 15, 2005