Form 10-Q
period 2005-09-30
AMERICAN LOCKER GROUP INC
filed 2005-11-22
CIK 8855

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly  Period Ended September 30, 2005
     OR
(  )       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM          TO
                                            ---------


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

                  815 South Main Street, Grapevine, Texas 76051
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (817) 329-1600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

As of November 21, 2005 there were outstanding 1,546,146 shares of the registrant's Common Stock, $1 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         2005                2004
                                                                 ------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 2,403,023           $ 5,780,215
   Accounts and notes  receivable,  less allowance for
     doubtful accounts of $242,000 in 2005 and $232,000
     in 2004                                                              3,543,813             4,402,840
   Inventories                                                            4,259,011             6,463,496
   Prepaid expenses                                                         183,516               136,316
   Prepaid income taxes                                                     734,731                   ---
   Deferred income taxes                                                  1,302,230             1,300,230
                                                                 ------------------------------------------
Total current assets                                                     12,426,324            18,083,097

Property, plant and equipment:
     Land                                                                   500,500               500,500
     Buildings                                                            3,491,131             3,463,205
     Machinery and equipment                                             11,943,853            11,775,088
                                                                 ------------------------------------------
                                                                         15,935,484            15,738,793
Less allowance for depreciation                                         (11,475,454)          (11,154,157)
                                                                 ------------------------------------------
Property, plant and equipment, net                                        4,460,030             4,584,636

Goodwill                                                                        ---             6,155,204
Deferred income taxes                                                        24,558                24,558
Other assets                                                                    ---                14,435
                                                                 ------------------------------------------

Total assets                                                           $ 16,910,912           $28,861,930
                                                                 ==========================================

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2005                2004
                                                                  ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Long-term debt in default and due on demand                          $   3,349,158      $   6,668,596
   Accounts payable                                                         1,671,174          1,974,460
   Commissions, salaries, wages and taxes                                     195,584            602,803
   Other accrued expenses                                                     878,801            565,477
   Accrued environmental settlement                                               ---          1,102,500
   Income taxes payable                                                           ---            454,059
                                                                  ------------------------------------------
Total current liabilities                                                   6,094,717         11,367,895

Long-term liabilities:
   Pension, benefits and other long-term liabilities                          647,716            707,465

Stockholders' equity:
   Common stock, $1.00 par value:
     Authorized shares - 4,000,000
     Issued shares - 1,738,146 in 2005 and 1,726,146
         in 2004, Outstanding shares - 1,546,146 in 2005
         and 1,534,146 in 2004                                              1,738,146           1,726,146
   Other capital                                                              132,562              97,812
   Retained earnings                                                       10,909,152          17,521,028
   Treasury stock at cost (192,000 shares in 2005 and 2004)                (2,112,000)         (2,112,000)
   Accumulated other comprehensive loss                                      (499,381)           (446,416)
                                                                  ------------------------------------------
Total stockholders' equity                                                 10,168,479          16,786,570
                                                                  ------------------------------------------

Total liabilities and stockholders' equity                              $  16,910,912      $   28,861,930
                                                                  ==========================================





See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2005              2004
                                                                 ------------------------------------------


Net Sales                                                              $ 24,758,791          $ 37,882,548

Cost of products sold                                                    17,870,227            26,454,940
Asset impairment - goodwill                                               6,155,204                   ---
Selling, general and administrative expenses                              5,550,330             6,482,940
Restructuring costs                                                       1,953,000                   ---
                                                                 -------------------------------------------
                                                                         (6,769,970)            4,944,668
Other income (expense):
   Interest income                                                           62,061                22,966
   Other income - net                                                        44,231               166,936
   Interest expense                                                        (280,339)             (364,578)
                                                                 -------------------------------------------
Total other income (expense)                                               (174,047)             (174,676)
                                                                 -------------------------------------------
(Loss) income before income taxes                                        (6,944,017)            4,769,992
Income tax benefit (expense)                                                332,141            (1,862,256)
                                                                 -------------------------------------------

Net (loss) income                                                      $ (6,611,876)        $   2,907,736
                                                                 ===========================================


(Loss) earnings per share of common stock:
   Basic
                                                                       $      (4.30)        $        1.89
                                                                 ===========================================

   Diluted                                                             $      (4.30)        $        1.86
                                                                 ===========================================

Dividends per share of common stock                                    $       0.00         $        0.00
                                                                 ===========================================



See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                              2005              2004
                                                                 -------------------------------------------


Net Sales                                                               $ 6,612,149          $ 18,074,076

Cost of products sold                                                     5,134,719            12,836,134
Selling, general and administrative expenses                              1,826,015             2,201,480
Restructuring costs                                                         523,000                   ---
                                                                 -------------------------------------------
                                                                           (871,585)            3,036,462
Other income (expense):
   Interest income                                                           18,346                13,376
   Other income - net                                                        15,327                87,673
   Interest expense                                                         (86,204)             (135,169)
                                                                 -------------------------------------------
Total other income (expense)                                                (52,531)              (34,177)
                                                                 -------------------------------------------
(Loss) income before income taxes                                          (924,116)            3,002,342
Income tax benefit (expense)                                               (384,798)           (1,175,591)
                                                                 -------------------------------------------
Net (loss) income                                                      $   (539,318)          $ 1,826,751
                                                                 ===========================================

(Loss) earnings per share of common stock:
   Basic
                                                                       $      (0.35)          $      1.19
                                                                 ===========================================
   Diluted                                                             $      (0.35)          $      1.17
                                                                 ===========================================
Dividends per share of common stock                                    $       0.00           $      0.00
                                                                 ===========================================



See accompanying notes.

               AMERICAN LOCKER GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2005               2004
                                                                 -------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                                      $ (6,611,876)          $ 2,907,736
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                          513,151               565,704
     Asset impairment charge - goodwill                                   6,155,204                   ---
     Deferred income taxes                                                   (2,000)                  ---
     Loss on disposal of assets                                                (374)                  ---
     Change in assets and liabilities:
       Accounts and notes receivable                                        869,725              (889,664)
       Inventories                                                        2,204,688               (28,682)
       Prepaid expenses                                                     (46,245)              (29,708)
       Accounts payable and accrued expenses                             (1,502,059)               18,556
       Pension and other benefits                                           (45,314)               61,135
       Income taxes                                                      (1,175,206)              888,468
                                                                 -------------------------------------------
Net cash provided by operating activities                                   359,694             3,493,545

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                  (387,688)             (161,460)
                                                                 -------------------------------------------
Net cash used in investing activities                                      (387,688)             (161,460)

FINANCING ACTIVITIES
Debt repayment                                                           (3,319,438)           (1,306,497)
Issuance of common stock                                                     33,750                   ---
                                                                 -------------------------------------------
Net cash used in financing activities                                    (3,285,688)           (1,306,497)
Effect of exchange rate changes on cash                                     (63,510)               12,087
                                                                 -------------------------------------------
Net (decrease) increase in cash                                          (3,377,192)            2,037,675
Cash and cash equivalents at beginning of period                          5,780,215             3,597,990
                                                                 -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 2,403,023           $ 5,635,665
                                                                 ===========================================



See accompanying notes.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements have been included. Operating results for the nine-month and three-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

     On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7 and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.6%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase these units rather than the Company's current model CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

     The loss of over 50% of the Company's revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the 1118F design and the status of the 1118 CBU design and drawing package make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings will be achieved by relocating Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. As part of this restructuring the Company has not renewed its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and has relocated its headquarters to Grapevine, TX. Further the Company has discontinued its Jamestown based assembly operations, eliminated many of thirty-seven salaried and hourly positions in Jamestown, and froze benefits under its current pension plan. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the Fall of 2005. Should the Company become an 1118F CBU supplier to the private market, such CBU planning and execution will take place in Grapevine, TX at its company-owned manufacturing facility.

     As discussed in Note 4 of the Company's consolidated financial statements included in the 2004 Annual Report on Form 10-K, the Company has received a notice of default and reservation of rights letter from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. The Company also has been verbally advised by this lender that its revolving line of credit is no longer available. The Company is in discussions with the lender regarding the timing of final payment on its outstanding term and mortgage loans. The Company is seeking a new lender in Texas, where the Company has relocated its headquarters. In addition, after discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which was a $1,000,000 payment made in May 2005 and the second of which was a $1,350,000 payment in September 2005. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

     Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

     The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's annual sales revenues in 2004, 2003 and 2002. Further, the Company's prospects for continuous operations depend in part on its ability to restructure its long-term debt and obtain short-term financing. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce expenses and the Company is not able to obtain new financing, the Company's ability to remain in business would be adversely affected and the Company may not be able to continue operations. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or to incur greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company.

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

3. The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2005              2004
                                                            ----------------------------------------------------
Numerator:
    Net (loss) income                                            $  (6,611,876)                  $ 2,907,736
                                                            ====================================================
Denominator:
    Denominator  for basic  earnings  per share - weighted
    average shares                                                   1,538,234                     1,534,146
Effect of Dilutive Securities:
    Stock options                                                          ---                        28,664
                                                            ----------------------------------------------------
    Denominator for diluted  earnings per share - adjusted
     weighted average shares and assumed conversion
                                                                      1,538,234                    1,562,810
                                                            ====================================================
 Basic (loss) earnings per common share:
    Net (loss) income                                            $        (4.30)                 $      1.89
                                                            ====================================================
Diluted (loss) earnings per common share:
    Net (loss) income                                            $        (4.30)                 $      1.86
                                                            ====================================================





                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                          2005            2004
                                                               -----------------------------------------------------

     Numerator:
         Net (loss) income                                              $ (539,318)                  $ 1,826,751
                                                               =====================================================
     Denominator
         Denominator  for basic earnings per share - weighted
          average shares                                                 1,546,146                     1,534,146
     Effect of Dilutive Securities:
         Stock options                                                         ---                        21,317
                                                               -----------------------------------------------------

         Denominator   for  diluted   earnings  per  share  -
          adjusted   weighted   average  shares  and  assumed
          conversion                                                      1,546,146
                                                                                                       1,555,463
                                                               =====================================================
      Basic (loss) earnings per common share:
         Net (loss) income                                                 $ (0.35)                  $      1.19
                                                               =====================================================
     Diluted (loss) earnings per common share:
         Net (loss) income                                                 $ (0.35)                  $      1.17
                                                               =====================================================



     The Company had 53,600 stock options outstanding at September 30, 2005, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

4. Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for over 75% of the inventories.


                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2005               2004
                                                                 ------------------------------------

Finished goods                                                       $   531,660      $     913,415
Work-in-process                                                        1,579,562          2,388,049
Raw materials                                                          2,815,040          3,628,651
                                                                 ------------------------------------
                                                                       4,926,262          6,930,115
Less allowance to reduce to LIFO basis                                  (667,251)          (466,619)
                                                                 ------------------------------------
                                                                     $ 4,259,011      $   6,463,496
                                                                 ====================================


5. Changes in stockholders' equity were due to the exercise of stock options and changes in comprehensive income. On June 29, 2005, 12,000 options were exercised at a price of $2.81 per share. In addition to the $33,750 of proceeds received by the Company upon exercise of those options, the Company also increased other capital by $13,000, representing the estimated tax benefit to be received.

     Total comprehensive (loss) income consisting of net (loss) income and foreign currency translation adjustment was $(6,664,841) and $2,923,500 for the nine months ended September 30, 2005 and 2004, respectively and $(524,453) and $1,917,243 for the three months ended September 30, 2005 and September 30, 2004, respectively.

6. The following sets forth the components of net periodic employee benefit cost of the Company's defined benefit pension plan for the nine month and three month periods ended September 30, 2005 and 2004:


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                            2005               2004
                                           --------------------------------------------------------

Service cost                                            $ 250,365                    $ 219,447
Interest cost                                             195,843                      173,970
Expected return on plan assets                           (188,091)                    (163,110)
Net actuarial loss                                         47,094                       40,464
Amortization of prior service cost                         14,812                        1,131
                                           --------------------------------------------------------
Net periodic benefit cost                               $ 320,023                    $ 271,902
                                           ========================================================

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                             2005              2004
                                           --------------------------------------------------------
Service cost                                            $  83,455                    $  73,149
Interest cost                                              65,281                       57,990
Expected return on plan assets                            (62,697)                     (54,370)
Net actuarial loss                                         15,698                       13,488
Amortization of prior service cost                            377                          377
                                           --------------------------------------------------------
Net periodic benefit cost                               $ 102,114                    $  90,634
                                           ========================================================



     For additional information on the defined benefit pension plan, please refer to Note 7 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company has frozen the accrual of any additional benefits under the defined benefit pension plan effective July 15, 2005. Accordingly, the intangible asset of $14,435 was written-off and included in the amortization of prior service costs during the second quarter of 2005.

7. Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Tangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's recent analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicated that no goodwill exists. Accordingly, the Company recorded an impairment charge of $6,155,204 in the quarter ended March 31, 2005.

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

8. As discussed in Note 4 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004, on March 18, 2005, the Company received a default and reservation of rights letter from its lender regarding its term loan. The Company has also been verbally advised by this lender that its revolving line of credit is no longer available. As a result, the Company's debt may be due in full if called by the lender and is therefore classified as a current liability.

     The Company is in discussions with the lender regarding the timing of final payment on its outstanding term and mortgage loans. The Company is seeking a new lender in Texas, where the Company has relocated its headquarters. In addition, after discussions with its lender following the Company's receipt of notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan by making two additional payments, the first of which was a $1,000,000 payment made in May 2005 and the second was a $1,350,000 payment made in September 2005.

9. As disclosed in Note 16 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company accrued for an environmental settlement of $1,102,000, net of anticipated insurance proceeds. During the three months ended September 30, 2005, the final installment of $200,000 was paid.

10. In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions will be realized by relocating the Company's headquarters, from leased facilities in Jamestown, NY to a Company-owned facility on Grapevine, TX. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices.

     To implement the restructuring plan, management anticipates incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,505,000. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

     The following table summarizes restructuring and related costs incurred by the Company in the three and nine-month periods ended September 30:


                                           Three Months Ended                    Nine Months Ended
                                              September 30,                        September 30,
                                          2005               2004               2005                  2004
                                      --------------    ---------------    ----------------      ----------------
COST OF SALES:
  Equipment depreciation              $  17,000                 ---        $     92,000                    ---
  Inventory impairment                      ---                 ---             147,000                    ---
  Purchase order commitments                ---                 ---             125,000                    ---
                                      --------------    ---------------    ----------------      ----------------
    Subtotal                             17,000                                364,000
SALES, GENERAL AND
    ADMINISTRATIVE:
  Severance                               27,000                ---            500,000                     ---
  Leases                                                        ---             30,000                     ---
  Professional fees                      479,000                ---          1,059,000                     ---
                                      --------------    ---------------    ----------------      ----------------
    Subtotal                             506,000                ---          1,589,000                     ---
                                      --------------    ---------------    ----------------      ----------------
                                      $  523,000         $      ---         $1,953,000            $        ---
                                      ==============    ===============    ================      ================



     The following table analyzes the changes in the Company's reserve with respect to the restructuring plan from December 31, 2004 to September 30, 2005:




                                   December 31,                              Payments/          September 30,
                                      2004                   Expense          Charges                2005
                                   ------------------    --------------    --------------    ------------------
Purchase order commitments
                                                         $    125,000      $      70,000      $       55,000
Severance                                 ---                 500,000            152,000             348,000
Other                                     ---               1,089,000          1,059,000              30,000
                                   ------------------    --------------    --------------     ------------------
  TOTAL                            $      ---            $  1,714,000       $  1,281,000      $      433,000
                                   ==================    ==============    ==============    ==================



     The balance of the costs to be incurred as the Company implements the restructuring plan substantially include professional services, outside consulting fees and compensation, the total of which is expected to be approximately $500,000.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

As more fully set forth in the Annual Report on Form 10-K filed by the Company for its fiscal year ended December 31, 2004, on February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum Cluster Box Units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2004, 2003 and 2002, sales to the USPS accounted for 53.9%, 52.7% and 56.4%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 18.9%, 14.6% and 10.2% of the Company's sales in 2004, 2003 and 2002, respectively. As a result, the Board of Directors of the Company adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. In addition, during the first three months of 2005, the Company recorded an impairment charge of $6,155,000 to recognize impairment of goodwill and a charge of approximately $272,000 for inventory losses. During the second and third quarters of 2005, the Company recorded charges of $1,681,000 related to the restructuring, including professional fees of $1,059,000. See Note 10 in
Item 1 of this Quarterly Report.

Since May 31, 2005, the Company has experienced continuing sales of its current CBU models to the private market, and it is unclear when such sales will begin to decline as the new 1118F CBU specification described below is introduced to the private market and purchasers begin to purchase such units rather than the Company's current model units. The USPS has advised the Company it may continue with its current model CBU program of supplying the private market through December 31, 2005. The Company has received no notice from the USPS regarding the status of any official decertification date that would apply to the Company's current CBU model. Because private purchasers will have an inventory of current model CBUs after that date and because of uncertainty, in the Company's view, as to the supply of the new 1118F model CBUs available to the private market, the impact of the December 31, 2005 date is unclear. So long as local postal authorities are willing to install postal locks on the current model CBUs installed in their local area, private purchasers may be willing to purchase and arrange for installation of these CBUs. The Company does not expect any significant change in sales of its other postal and locker products.

The USPS has advised the Company that the new specification and design that will apply to the 1118F CBU will be available soon, although the Company has been given similar indications from the USPS in the past. The Company intends to review this new specification and design, as well as strategic pricing considerations, to determine whether the Company will pursue the development and manufacture of CBUs meeting this new specification for sale in the private market.

RESTRUCTURING PLAN AND RELATED RISKS

As described more fully in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, the Company's Board of Directors has
adopted a restructuring plan to reduce annual selling, general and administrative expenses by at least $3,000,000. Most of the planned savings would be achieved by personnel reductions in Jamestown, New York, and by the relocation of the Company headquarters from leased facilities in Jamestown, New York, to company-owned facilities in Grapevine, Texas. The Company has not renewed leases for its Jamestown, NY facilities, which expired in September 2005 and November 2005 and has relocated its headquarters to Grapevine, Texas. To date, the personnel downsizing has included a reduction in the executive, administrative and sales staff in Jamestown and the elimination of three satellite sales offices. The planned personnel reductions are scheduled to be completed by the end of 2005. The Company believes that its non-postal locker sales can be adequately handled by the remaining four satellite sales offices located strategically across the country.

Although some uncertainty exists, management believes that it will be able to continue as a going concern if it successfully implements its restructuring plan, a component of which is the development and commencement of sales of the new model 1118F CBUs to the private market in the second quarter of 2006. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses, the Company's ability to remain in business would be adversely affected. A failure by the Company to adhere to the time line or the incurrence of greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company. Restructuring costs, now estimated to total $2,505,000, are substantially greater than originally estimated at the time the restructuring plan was adopted by the Board of Directors. The increased restructuring costs relate primarily to additional employee termination costs due to larger employee cuts than originally planned and professional costs in excess of the original plan. Through September 30, 2005, the Company incurred restructuring costs of $1,953,000.

RESULTS OF OPERATIONS
FIRST NINE MONTHS 2005 VERSUS FIRST NINE MONTHS 2004

OVERALL RESULTS AND OUTLOOK

The first nine months of 2005 reflect a 34.6% drop in net sales when compared to the same period in 2004, a decline from $37,883,000 in 2004 to $24,759,000 in 2005. A net loss of $6.6 million was reported for the period, which included an impairment charge of $6.1 million representing the write-down of goodwill, restructuring charges of $1,953,000, of which $1,059,000 represents professional fees related to the restructuring plan, $894,000 representing fixed asset impairment, inventory losses, severance costs associated with the restructuring plan. Further, the Company recorded charges totaling $680,000 related to the disposition of certain inventory associated with a discontinued product.

NET SALES

Net sales for the first nine months of 2005 were $24,759,000, a decrease of 34.6% compared to the same period in 2004. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company's CBU contract with the USPS on May 31, 2005. Total plastic sales for the nine months ended September 30, 2005, including both CBUs and Outdoor Parcel Lockers, were $8,970,000 compared to $22,021,000 during the same period in 2004, a decrease of 59.3%. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, totaled $15,789,000 for the first nine months of 2005 compared to $15,862,000 during the same period a year ago, a decrease of less than one percent. In addition, net sales for the first nine months of 2004 included a one-time sale to the USPS in the third quarter of 2004 of approximately $7,000,000.

                                     Nine Months Ended
                                      September 30,

                                                                      Increase
                                        2005                2004      (decrease)
                                  ----------------------------------------------
 Plastic Locker Sales                $8,970,000        $ 22,021,000      (59.3%)
 Metal Locker Products               15,789,000          15,862,000      ( 0.5%)

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 72.2% during the first nine months of 2005 compared to 69.8% during the same period of 2004. The increased percentage relates to inventory reserves which were increased by $200,000 to reflect additional expected obsolescence and by $200,000 to adjust LIFO reserves related to significant reduction in Plastic CBU inventory on hand as of September 30, 2005. In addition, in the third quarter of 2005, the Company took a charge of $580,000 to write-off inventory on hand that supported the Retrofit Electronic Locker (REL) product, which was discontinued. Excluding one-time charges and adjustments, cost of products sold as a percentage of net sales would have been 68.2%, compared to 69.8% during the same period in 2004.

ASSET IMPAIRMENT CHARGE - GOODWILL

Due to the loss of the Company's CBU contract with the USPS (see Note 7 in Item 1 of this Quarterly Report), management has determined that the fair value of the Company has declined significantly. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", recorded a goodwill impairment charge against 2005 first quarter operating results in the amount of $6,155,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses during the first nine months of 2005 totaled $5,550,000, or 22.4% of net sales, compared to $6,483,000, or 17.1%
of net sales, during the same period in 2004, a decrease of $933,000, or 3.8% of net sales in the first nine months of 2005. This decrease primarily reflects a reduction of approximately $200,000 in outside research and development engineering costs, the elimination of $370,000 of bonuses for salaried employees, the reduction of executive salaries of approximately $58,000, the reduction of $58,000 in amortization expense related to a non-compete agreement, and the savings of approximately $144,000 resulting from the decision not to replace four individuals who are no longer employed by the Company due to retirement and other reasons.

RESTRUCTURING COSTS

Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the first nine months of 2005.

INTEREST EXPENSE

Interest expense for the first nine months of 2005 was $280,000 compared to $365,000 during the same period in the prior year. The decrease results from lower average outstanding debt during the first nine months of 2005 compared to the same period in 2004 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2005 or 2004. The Company reduced its outstanding debt by $3,319,000 during the first nine months of 2005 by making its scheduled debt payments of $969,000 and paying down an additional $1 million on its term loan in May 2005 and $1,350,000 in September 2005.

INCOME TAXES

The Company's effective tax rate on earnings was approximately 42% in 2005 and 39% in 2004, excluding a 2005 asset impairment charge associated with goodwill. The ratio of income taxes to loss before income taxes in 2005 does not bear a normal relationship, as the impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.

THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004

NET SALES

Net sales were $6,612,000 during the third quarter of 2005 compared to $18,074,000 for the same period in 2004, a decrease of 63.4%. The decreased volume was due primarily to lower sales of plastic CBUs to the USPS as the Company's contract with the USPS expired May 31, 2005. Plastic postal products, now discontinued products, amounted to no sales in the third quarter of 2005 compared to $12,179,000 in the third quarter of 2004. In addition, net sales for the third quarter of 2004 included a one-time sale to the USPS of approximately $7,000,000.

                                    Three Months Ended
                                       September 30,
                                                                   Increase
                               2005                2004           (decrease)
                      ---------------------- ---------------- ------------------
Plastic Locker Sales       $ 988,000         $12,179,000          (91.9%)
Metal Locker Products      5,624,000           5,895,000          ( 4.6%)

COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 77.7% during the third quarter of 2005 compared to 71.0% during the same period a year ago. The increased percentage is due principally to a $580,000 write-off of inventory associated with discontinuing the REL product and a provision of $100,000 to increase the reserve for potentially obsolete inventory.

Excluding these adjustments, cost of products sold during the third quarter of 2005 would have been $4,472,000, or 67.4% of net sales, compare to 71.0% for the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $375,000 from the $2,201,000 incurred during the third quarter of 2004 to $1,826,000 during the third quarter of 2005. The decrease was due in large part to savings resulting from cost cutting measures put in place during the quarter ended September 30, 2005.

RESTRUCTURING COSTS

Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the three months ended September 30, 2005.

INTEREST EXPENSE

Interest expenses during the third quarter of 2005 of $86,000 decreased from $135,000 during the same period in 2004. This decrease is a result of lower average outstanding debt balances during the third quarter of 2005 compared to 2004.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity is reflected in the ratio of current assets to current liabilities or current ratio and its working capital. The current ratio was 2.04 to 1 at September 30, 2005 compared 1.59 to 1 at December 31, 2004. Working capital, the excess of current assets over current liabilities, was $6,332,000 at September 30, 2005, a decrease of $383,000 (5.7%) over reported working capital of $6,715,000 at December 31, 2004.

On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding the Company's term loan as a result of the non-renewal of its CBU contract with the USPS. To date, the Company has made all scheduled payments on its term loan and its outstanding mortgage loan. In addition, the lender has verbally advised the Company that its revolving line of credit is not available. The Company has no long-term capital commitments or obligations, although this situation may require re-evaluation upon receipt of the USPS drawing and design package for the new 1118F CBU. The Company is in discussions with the lender regarding the timing of final payment on its outstanding term and mortgage loans. The Company is seeking a new lender in Texas, where the Company has relocated its headquarters. The initial proposal by the current lender provided that the Company (i) pay down the remaining balance of its term loan, which is approximately $1,050,000 at September 30, 2005, (ii) maintain its mortgage loan due in 2006, which has an outstanding balance of approximately $2,300,000, and (iii) have available a revolving line of credit of $1,000,000, subject to terms and conditions to be negotiated. The real property and building which secures the Company's mortgage loan have been appraised by the lender at a value of approximately $3,000,000. The Company expects to have sufficient cash on hand to pay off its term loan and further expects to be able to refinance its mortgage loan with a new lender in Texas. If the Company is unable to restructure its term and revolving debt with its current lender or to refinance its mortgage loan and obtain financing from a new lender on terms acceptable to the Company, the financial position of the Company would be materially adversely affected.

Cash provided by operating activities was $360,000 during the first nine months of 2005, due in large part to a decrease in reported inventories of $2,205,000. Exclusive of the increases in inventory valuation reserves and the write-off of the REL inventory, the reduced inventory results primarily from a decrease in the level of raw materials and stock product being kept on hand in anticipation of the expected volume decline in CBU sales as a result of the expired USPS contract. Offsetting the reduction in inventory during the first nine months of 2005 were payments against an environmental settlement totaling approximately $1,102,000 and payments of income taxes which were accrued for at December 31, 2004. Capital expenditures of $388,000 during the first nine months of 2005 represented, for the most part, the purchase of needed equipment for Security Manufacturing Corporation, a subsidiary of the Company. Cash used in financing activities during the first nine months of 2005 included scheduled debt repayments of $969,000 and an accelerated pay down of outstanding debt to the bank of $2,350,000. Also, in June of 2005, 12,000 shares of the Company's common stock were issued under the Company's stock option plan at a price of $2.81 per share, generating proceeds of $33,750.

In May 2005, the Company announced the freezing of its defined benefit pension plan, effective July 15, 2005. Unrecognized prior service costs in the amount of $13,556 were written off in the second quarter of 2005.

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


ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2005. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of September 30, 2005 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms.

In connection with the preparation of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, which was filed late with the SEC on July 27, 2005 as a result of the previously disclosed restructuring plan approved after the loss of the Company's contract with the USPS, a number of material weaknesses in the Company's internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K and in Item 4 of both the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005, which was filed late with the SEC on August 1, 2005 for the same reason, and the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005, which was filed with the SEC on August 15, 2005. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information commenced by centralizing and relocating many financial reporting functions and all administrative functions to the Company's new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the third quarter of 2005, and this individual likely will become the Company's Chief Financial Officer in the near future. There were no other changes in the Company's internal control over financial reporting during the third quarter of 2005.

Management has endeavored to address the material weaknesses discussed above and is committed to effectively remediating known weaknesses. Although the Company's remediation efforts with respect to the material weaknesses discussed above are currently on-going, the Company will not consider control weaknesses to be remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that the new controls are operating effectively.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (b) Exhibits.


31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1     Certification  of Chief  Executive  Officer  and  Principal   Financial
         Officer  pursuant  to 18 U.S.C.  Section 1350,  as adopted  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                S I G N A T U R E
                                -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN LOCKER GROUP INCORPORATED


                             /s/Edward F. Ruttenberg
                     --------------------------------------
                              Edward F. Ruttenberg
                       Chairman, Chief Executive Officer,
                      Chief Operating Officer and Treasurer

                              November 22, 2005
                            --------------------