Form 10-K
period 2005-12-31
AMERICAN LOCKER GROUP INC
filed 2007-08-31
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-439

AMERICAN LOCKER GROUP INCORPORATED
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0338330 (I.R.S. Employer Identification No.)
815 South Main Street, Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
1-817-329-1600 (Registrant's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

        Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $1.00 Per Share (Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of August 24, 2007, 1,549,516 shares of Common Stock, $1.00 par value per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2007 was $5,484,340 based on the closing price per share of Common Stock on that date of $4.00 as quoted by The Pink Sheets. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

DOCUMENTS INCORPORATED BY REFERENCE

        None

Restatement—Explanatory Note

        American Locker Group Incorporated (the "Company") has restated its previously issued consolidated financial statements for fiscal 2004 and 2003, quarterly financial data for each of the quarters within fiscal 2005 and 2004, and selected financial data for fiscal 2004, 2003 and 2002, for the matters discussed more fully in Note 2 to the consolidated financial statements in this Form 10-K. All amounts and commentary included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, give effect to the restatement.

        As a result of the implementation of the restructuring plan discussed more fully in Item 1, the Company did not timely file its quarterly reports on Form 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007 and June 30, 2007 and its annual report on Form 10-K for the years ended December 31, 2005 and 2006, with the Securities and Exchange Commission ("SEC"). In light of the Company's inability to comply with the minimum stockholders equity requirements, the Company voluntarily delisted its Common Stock from the NASDAQ Stock Market. The last trading day for the Company's Common Stock on the NASDAQ National Market was Friday, March 31, 2006. The Company's Common Stock currently is quoted on The Pink Sheets under the symbol "ALGI.PK".

PART I

Item 1. Description of Business

        The Company is an engineering, assembling, manufacturing and marketing enterprise engaged primarily in the sale of lockers. This includes coin operated, key-only, and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution systems. The key controlled checking lockers are sold to the recreation industry, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment and the coin operated lockers are sold or leased for use in the recreation industry and other uses. The aluminum centralized mail and parcel distribution lockers historically have been sold to the United States Postal Service (USPS) and to distributors and resellers for use in centralized mail and parcel delivery in new housing and industrial developments, inside postal lobbies and apartment buildings and for replacement of older style lockers in existing locations.

        The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses including the disposition of its original voting machine business.

        In July 2001, the Company acquired Security Manufacturing Corporation (SMC). SMC manufactures aluminum cluster box units, which historically have been sold to the USPS and private markets, as well as other mail delivery receptacles. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its market share in the postal market.

        On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2005, 2004 and 2003, sales to the USPS accounted for 21.4%, 53.9%, and 52.7%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5%, 18.6%, and 14.6% of the Company's sales in 2005, 2004 and 2003, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E

CBU. The USPS decertification of the Company's Model 1118E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at current levels. The Company will continue to sell existing inventories of the Model E CBU through August 2007, and it does not presently anticipate that it will incur material inventory write-offs as a result of such decertification. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by relocating Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. As part of this restructuring the Company did not renew its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and relocated its headquarters to Grapevine, TX. Further, the Company discontinued its Jamestown based assembly operations, eliminated many of 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        The Company received a notice of default and reservation of rights letter in March 2005 from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan and has repaid the term loan in full. The Company also was verbally advised by this lender that its revolving line of credit was no longer available. The Company was advised by this lender that the outstanding mortgage loan would not be renewed upon maturity. On March 5, 2007, the Company entered into a credit agreement with a new lender. The new credit agreement established a $2,200,000 mortgage loan as well as a $750,000 revolving line of credit. The Company used borrowings under the new mortgage loan to refinance its prior mortgage loan.

        The restructuring plan adopted by the Company's Board of Directors assumed that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's annual sales revenues in 2004, and 2003. The Company recorded a provision of $2,329,000 in fiscal year 2005 to cover the costs of the restructuring plan. As part of this restructuring the Company did not renew its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and relocated its headquarters to Grapevine, TX. Further, the Company discontinued its Jamestown based assembly operations, eliminated many of 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. The restructuring plan allowed the Company to significantly reduce annual selling, general and administrative expenses.

Business Segment Information

        The Company, including its foreign subsidiary, is engaged primarily in one business: the sale of lockers, including coin, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution lockers.

Competition

        While the Company is not aware of any reliable trade statistics, it believes that its subsidiaries, American Locker Security Systems, Inc. ("ALSSI") and Canadian Locker Co., are the dominant suppliers of key/coin controlled checking lockers in the United States and Canada. As a result of the introduction of the new specification and design for CBUs, the Company faces active competition from one or more manufacturers of postal locker products sold in the private market.

Raw Materials

        Present sources of supplies and raw materials incorporated into the Company's metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the market place.

        The Company's metal coin operated and electronic lockers have been manufactured through mid-year 2006 by Signore pursuant to a manufacturing agreement that terminated effective May 24, 2006, except for the locks, which are manufactured by ALSSI. The Company's aluminum CBUs and mailboxes are manufactured and sold by the Company's subsidiary, SMC.

Patents

        The Company owns a number of patents, none of which it considers to be material to the conduct of its business.

Employees

        The Company and its subsidiaries actively employed 132 individuals on a full-time basis as of December 31, 2005, 10 of whom were based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

Dependence on Material Customer

        During 2005, 2004 and 2003, sales to one customer, the USPS, accounted for 21.4%, 53.9% and 52.7%, respectively, of net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5%, 18.9% and 14.6% of the Company's sales in 2005, 2004 and 2003, respectively. In February 2005, the Company was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005.

Research and Development

        The Company engages in research and development activities relating to new and improved products. It expended $32,000, $153,000 and $431,000, in 2005, 2004 and 2003, respectively, for such activity in its continuing businesses.

Compliance with Environmental Laws and Regulations

        The Company's facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company's owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See Item 3, Legal Proceedings, and Note 18—Contingencies to the Company's consolidated financial statements for further discussion with respect to the settlement of certain environmental litigation.

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

Available Information

        The Company files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.americanlocker.com. The contents of the Company's website are not part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

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

  •
  The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's sales revenues in each of 2004 and 2003. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce the Company's expenses, the Company's ability to remain in business would be adversely affected. Restructuring costs were substantially greater in 2005 than originally estimated at the time the restructuring plan was adopted by the Board of Directors.

  •
  The Company's restructuring plan contemplates that it will develop and commence sales of USPS-B-1118 CBU to the private market. Sales to the private market accounted for 32.5%, 18.9% and 14.6% of the Company's sales in 2005, 2004 and 2003, respectively. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The decertification of the Company's Model E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at current levels. If the Company is not able to timely obtain USPS approval, or determines not to pursue the manufacture of USPS-B-1118 CBU or otherwise experiences a delay that prevents it from being able to develop and commence sales of a replacement CBU in 2007, the Company's results of operations and its business and financial condition could be materially adversely affected. In particular, a further round of cost-cutting measures may become necessary if the Company determines not to pursue the manufacture of USPS-B-1118 CBU, the Company fails to receive approval from the USPS or the Company's development and commencement of sales of USPS-B-1118 CBU are significantly delayed beyond the currently contemplated estimates.

  •
  The Company has identified weaknesses in its internal controls and accounting systems and has proposed remedies; including changes in its accounting systems and the hiring of qualified accounting personnel to implement such remedies (see Item 9A, Controls and Procedures). If the Company is not able to effectively implement such remedies or hire such personnel, the Company may be subject to regulatory scrutiny and a loss of public confidence in its internal controls.

  •
  In addition to the foregoing risks and uncertainties, the Company faces additional risks and uncertainties relating to its business, including but not limited to the following:

  •
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

  •
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

  •
  The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products, particularly the USPS-B-1118 CBU. The Company's ability to successfully develop, introduce and sell new products depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing initiatives related to the new products. Given the Company's current financial position, no assurances can be given that it will have enough capital on hand to develop, manufacture and successfully introduce new products, and a failure to do so would have a material adverse effect on the Company.

  •
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

  •
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

Item 1B. Unresolved Staff Comments

        Not applicable.

Item 2. Description of Property

        The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Location	Subsidiary	Approximate Floor Space In Sq. Ft.		Use
Ellicottville, NY	American Locker Security Systems, Inc.—Lock Shop	12,800		Lock manufacturing service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	4,000	*	Coin-operated lockers and locks
Toronto, Ontario	Canadian Locker Company, Ltd.	3,000	*	Warehouse
Grapevine, TX	Altreco, Inc (Operated by Security Manufacturing Corporation)	70,000		Manufacturing and corporate headquarters
	TOTAL	89,800

        The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company's presently contemplated needs.

Item 3. Legal Proceedings

        In April 2005, the Company entered into a settlement with plaintiffs in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. and American Locker Group, Inc. which was pending in the State of New York Supreme Court, County of Cattaraugus. The suit involved property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, who are current or former property owners in Gowanda, New York, asserted that the defendants each operated machine shops at the site during their respective periods of ownership and that, as a result of such operations, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of the plaintiffs' properties. According to the terms of the settlement agreement, the Company paid an aggregate of $1,225,000 to the plaintiffs who own property adjacent to the site and to the current owner of the property, Gowanda Electronics Corporation. Of this amount, $825,000 was paid in April 2005, $200,000 was paid in June 2005, and $200,000 was paid in August 2005. The Company's primary insurance carrier during the period of the ownership of the Gowanda property reimbursed the Company in the amount of $122,500 in return for a release of coverage against the underlying lawsuit. This settlement, less of anticipated insurance proceeds, resulted in a charge to pre-tax operating results in the fourth quarter of 2004 of $1,102,500. This settlement does not resolve the Company's potential liability described below with respect to remediation of offsite contamination which allegedly migrated from this site.

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

        Beginning in September 1998 and continuing through 2007, the Company has been named as an additional defendant in approximately 160 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company's insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 18, 2007 is approximately 40 cases.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on December 15, 2005. The only matter voted upon was the election of six directors. No other business came before the meeting. The result of the voting in the election of directors was as follows:

	For	Withheld
Election of directors:
Edward F. Ruttenberg	1,404,301	57,686
Alan H. Finegold	1,369,051	92,936
John E. Harris	1,414,499	47,488
Harold S. Rabin	1,368,451	93,536
Mary A. Stanford	1,409,811	52,176
James T. Vanasek	1,452,949	9,038

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Company's common stock, par value $1.00 per share, is not listed on any exchange. As of the opening of business on April 3, 2006, the Company voluntarily delisted its Common Stock from the Nasdaq Stock Market. The last trading day for the Company's Common Stock on the Nasdaq National Market was Friday, March 31, 2006. The Company's Common Stock currently is quoted on The Pink Sheets under the symbol "ALGI.PK". The following table shows the range of the low and high sale prices for the Company's common stock in each of the calendar quarters indicated.

Per Common Share
Market Price

2005	High	Low
First Quarter	$14.99	$5.13
Second Quarter	6.50	3.62
Third Quarter	6.15	4.00
Fourth Quarter	5.95	3.75

2004	High	Low
First Quarter	$12.00	$10.26
Second Quarter	12.17	10.63
Third Quarter	10.00	9.48
Fourth Quarter	16.37	10.00

        The closing price of our common stock as of June 29, 2007, was $4.00. The Company had 902 security holders of record as of that date.

        The Company has not paid dividends on its common stock in the 2004 and 2005 fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.

Item 6. Selected Financial Data

        The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The historical selected financial information derived from the Company's audited financial information may not be indicative of the Company's future performance and should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The below amounts include the results of SMC since its acquisition by the Company on July 6, 2001.

	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
Sales	$32,303,689	$49,653,129	$39,738,702	$41,120,837	$40,113,794
Income (loss) before income taxes	(9,274,212)	4,479,024	3,561,477	4,972,307	4,939,946
Income taxes	(1,182,314)	1,797,990	1,398,247	1,949,479	1,879,585
Net income (loss)	(8,091,898)	2,681,034	2,163,230	3,022,828	3,060,361
Earnings (loss) per share—basic	(5.25)	1.75	1.42	1.57	1.49
Earnings (loss) per share—diluted	(5.25)	1.72	1.39	1.54	1.47
Weighted average common shares outstanding—basic	1,540,179	1,534,146	1,523,429	1,921,612	2,053,838
Weighted average common shares outstanding—diluted	1,540,179	1,557,931	1,554,328	1,957,561	2,083,484
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	333,389	456,865	529,642	670,144	441,773
Depreciation and amortization expense	562,078	706,929	893,236	974,165	956,430
Expenditures for property, plant and equipment	475,775	280,562	543,146	316,180	801,009
YEAR-END POSITION
Total assets	15,099,389	28,861,930	25,873,480	25,034,616	29,735,420
Long-term debt, including current portion(1)	2,316,210	6,668,596	8,305,487	9,933,813	11,578,687
Stockholders' equity	8,472,164	16,549,549	13,984,409	11,687,180	14,553,876
Stockholders' equity per share (2)	5.48	10.79	9.12	7.70	7.12
Common shares outstanding at year-end	1,546,146	1,534,146	1,534,146	1,517,146	2,043,046
Number of employees	132	149	154	161	198

(1)
Including long-term debt in default and due upon demand at December 31, 2005.

(2)
Based on shares outstanding at December 31, 2005.

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

Revenue Recognition

        The Company recognizes revenue at the point of passage of title, which is at the time of shipment to the customer. The Company derived approximately 34.0% of its revenue in 2005 from sales to distributors. These distributors do not have a right to return unsold products, however returns may be permitted in specific situations. Historically returns have not been significant.

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

Inventories

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

Goodwill

        As discussed in Note 3—Summary of Significant Accounting Policies to the Company's financial statements, the Company had recorded Goodwill of $6,155,000, in connection with the acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, performed the required goodwill impairment tests. These tests were performed annually at the beginning of the fourth calendar quarter. In assessing impairment, the Company made assumptions regarding future cash flows and other factors to determine the fair value of the respective net assets. Based upon these tests, no impairment was determined to exist through December 31, 2004.

        In February of 2005, the Company was notified that its contract with USPS for polycarbonate and Aluminum CBUs would not be renewed. This contract expired May 31, 2005. Due to the significant reduction in business resulting from the loss of the USPS contract, it was determined that the fair value of the Company had declined significantly. After the loss of the contract, management concluded that the fair value of the Company was not in excess of the carrying value of the underlying tangible assets, indicating that there is no longer value attributable to goodwill. Accordingly, the Company recorded an impairment charge of approximately $6,155,000 against its operating results in the first quarter of 2005.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 20 to 40 years for buildings and leasehold improvements and three to 12 years for machinery and equipment. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

        In accordance with Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. As discussed in Note 1—Basis of Presentation to the Company's financial statements, the Company implemented a restructuring plan as a result of the loss of the USPS contract discussed above. As part of the restructuring plan adopted in 2005, the Company recorded an impairment charge of approximately $92,000 in 2005.

Pension Assumptions

        The Company maintains a defined benefit plan covering its U.S. employees and a separate defined benefit plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2005 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, assumptions for the rates of compensation increase and discount rate were also made. The rates of compensation increase used in determining the 2005 pension costs were 4.0% and 2.0% for the U.S. and Canadian plans, respectively, and were determined using projections of inflation and real wage increase assumptions. The discount rates used in determining the 2005 pension costs were 5.75% and 6.0% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

        Effective July 15, 2005, the Company froze the accrual of any additional benefits under the U.S. plan. In addition to the freeze, the Company also made a partial settlement of certain benefit obligations. The settlement resulted in a reduction of plan assets and an equal reduction of the projected benefit obligation of $1,128,693. The impact of freezing the plan was a settlement loss of $239,000 and a curtailment loss of $14,000 in the fiscal year ended December 31, 2005.

Deferred Income Tax Assets

        The Company had net deferred tax assets of approximately $1,323,009 at December 31, 2005. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2005, are realizable. If future operating results continue to generate taxable losses, it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Recoverable Income Taxes

        Recoverable income taxes at December 31, 2005 total $1,039,000 and represent refund claims. In 2006, the Company amended certain prior year tax filings, and generated a claim in 2005 for refundable research and development tax credits, these refund claims totaled $411,000 at December 31, 2005. In addition, the recoverable income taxes at December 31, 2005 also include estimated tax payments made in 2005 in excess of the 2005 income taxes estimated to be currently payable, totaling $77,000.

Results of Operations—2005 Compared to 2004

Overall Results and Outlook

        The Company had consolidated net sales of $32,303,689 in 2005, a decrease of $16,719,728, or 34.1%, compared to the prior year record sales of $49,023,417. This decrease was attributable primarily to the loss of the USPS contract discussed above. As a result, pre-tax operating results declined from a reported pre-tax income of $4,479,024 in 2004 to a pre-tax loss of $9,274,212 in 2005 after accounting for one-time charges of $2,329,191 for restructuring charges and $6,155,204 impairment charge related to the write-down of previously recorded goodwill. After tax operating results declined from a reported net income of $2,681,034 in 2004 to a net loss of $8,091,898 in 2005. Net loss per share on a diluted basis was $5.25 per share in 2005, down from a net income per share of $1.72 in the previous year.

Non-Renewal of USPS Contract

        On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2005, 2004 and 2003, sales to the USPS accounted for 21.4%, 53.9%, and 52.7%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5%, 18.6%, and 14.6% of the Company's sales in 2005, 2004 and 2003, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The USPS decertification of the Company's Model 1118E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between

6-8 months for the Company to be producing the USPS-B-1118 at current levels. The Company will continue to sell existing inventories of the Model E CBU through August 2007, and it does not presently anticipate that it will incur material inventory write-offs as a result of such decertification. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by relocating Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. As part of this restructuring the Company did not renew its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and relocated its headquarters to Grapevine, TX. Further, the Company discontinued its Jamestown based assembly operations, eliminated many of 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

Restructuring Plan

        The Board of Directors formed a Restructuring Committee for the purposes of selecting a financial advisor and evaluating a restructuring plan. In March 2005, following Board approval, the Company announced that it had retained Compass Advisory Partners, LLC ("Compass") to provide strategic consulting services to the Company with respect to potential restructuring and cost reductions necessitated by the non-renewal of the USPS CBU contract. The Restructuring Committee, in consultation with Compass, undertook a review of the Company's financial position and business and operations. In particular, the Restructuring Committee and Compass reviewed (i) the financial impact of the loss of the Company's CBU contract with the USPS; (ii) the economics of the Signore manufacturing agreement; (iii) the prospects for new product development, including emphasis on the 1118F series aluminum CBUs; (iv) an emphasis on cash generation and retention during the restructuring phase.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design and the status of the 1118 CBU design and drawing package make the Company's future uncertain. In May 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan designed to significantly reduce annual selling, general and administrative expenses. Most of these savings are to be achieved by the relocation of the Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. As part of this restructuring the Company did not renew its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and relocated its headquarters to Grapevine, TX. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of 37 salaried and hourly positions in Jamestown. Further, the Company froze certain retirement benefits under its current defined benefit pension plan. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        The restructuring plan also addressed the Company's existing debt structure and future working capital needs. In March of 2005, as a result of the non-renewal of the USPS contract, the Company received from its primary lender a notice of default and reservation of rights letter. As a result, the

Company agreed to accelerate its scheduled repayments on its then outstanding term loan, repaying it in full ($3,150,000) during 2005. At the same time, the Company was advised by the lender that its revolving line of credit would no longer be available.

        In March of 2007, the Company successfully negotiated a new credit facility with the F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan, the proceeds of which was used to repay the then existing mortgage loan, and a $750,000 revolving line of credit.

        By entering into a new credit agreement with a new lender, the Company expects to have adequate cash to meet its debt obligations and have sufficient working capital to meet its current operational needs. The Company's long term working capital needs are contingent upon successful development and sale by the Company to the private market of the new USPS-B-1118 CBU.

Net Sales

        Consolidated sales in 2005 amounted to $32,303,689, of which 28.3% were plastic lockers which included polycarbonate CBU's and Outdoor Parcel Lockers (OPLs). The remainder of the Company's consolidated sales consisted primarily of sales of metal storage lockers (coin-op, temporary storage, electronic keyless and service) and metal postal lockers (aluminum CBUs, indoor mailboxes and collection boxes). These Metal Locker Products amounted to 71.7% of total consolidated sales in 2005; an increase of $1,565,000 due primarily to increased sales of aluminum CBUs at SMC and increased locker sales at Canadian Locker Company and at ALSSI.

        In 2004, consolidated sales were $49,653,129, of which 56.5% were plastic lockers sold to the USPS and the private market. Consolidated sales for 2004 include a one-time sale to the USPS in the third quarter of 2004 of approximately $7,000,000. Sales by general product group for the last two years were as follows:

	2005	(Restated) 2004	Percentage Increase (Decrease)
Plastic Locker Sales	$9,142,000	$28,056,000	(67.4)%
Metal Locker Products	23,162,000	21,597,000	7.2%

Cost of Sales

        Consolidated cost of sales as a percentage of sales was 74.0% in 2005 as compared to 69.8% in 2004. The increase in cost as a percentage of sales is a direct result of higher material costs that were not able to be completely passed through to the customer and increased allocable overhead costs resulting from the lower volume of shipments and production.

        The Company also evaluated its inventory for impairment and expected losses and the Company recorded an inventory impairment charge of $147,000 and accrued $125,000 for an anticipated loss on committed purchase orders. The expense was included in cost of sales for the quarter ended March 31, 2005.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased by $626,674 to $8,488,771 in 2005 compared to $9,115,445 in 2004. The decrease in 2005 was primarily due to a reduction in personnel related expenses as a result of the implementation of the restructuring plan partially offset by an increase of $161,000 in freight charges caused by higher fuel prices.

Asset Impairment—Goodwill

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

Restructuring Costs

        In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions was realized by relocating the Company's headquarters, from leased facilities in Jamestown, NY to a Company-owned facility on Grapevine, TX. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices. To implement the restructuring plan the Company incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,329,191. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

Other Income and Expense—Net

        In 2005, other expense in excess of other income totaled $452,620 compared to other income in excess of other expenses of $120,224 in 2004. In 2005, the Company realized an $84,000 loss on the disposal of certain assets, paid $238,000 in professional fees on income tax recovery matters and a $40,000 pre-payment penalty to the Company's former principal lender.

Interest Expense

        Interest expense decreased by $123,476 in 2005 to $333,389 compared to $456,865 in 2004. The decrease is the result of lower average outstanding debt balances due to the accelerated term loan repayments and scheduled mortgage loan repayments totaling $4,352,386 during 2005. No new debt borrowings were incurred in 2005. Further, during 2005 the Company did not have any outstanding borrowings under its line of credit.

Income Taxes

        In 2005, the Company recorded an income tax benefit of $1,182,314 compared to income tax expense of $1,797,990 in 2004. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss or pre-tax income was 12.8% in 2005 compared to 40% in 2004. The lower effective tax rate in 2005 results principally from the non-deductible charge for the impairment of goodwill.

Results of Operations—2004 Compared to 2003

Net Sales

        Consolidated sales in 2004 amounted to $49,653,129, of which 56.5% were plastic lockers which included polycarbonate CBUs and OPLs sold to the USPS and the private market. Consolidated sales for 2004 include the results of an approximately $7 million bulk order for CBUs delivered to the USPS in the third quarter of 2004. The remainder of the Company's consolidated sales consisted primarily of sales of metal storage lockers (coin-op, temporary storage, electronic keyless and service) and metal postal lockers (aluminum CBUs, indoor mailboxes and collection boxes). This metal product group amounted to 43.5% of total consolidated sales in 2004; its increase in sales of $3,972,000 was due primarily to increased sales of aluminum CBUs at SMC and locker sales at Canadian Locker Company offset by a decrease of $955,000 in sales at ALSSI. Sales by general product group for the last two years were as follows:

	(Restated) 2004	(Restated) 2003	Percentage Increase (Decrease)
Plastic Locker Sales	$28,056,000	$22,114,000	26.9%
Metal Product Group	21,597,000	17,625,000	22.5%

Cost of Sales

        Consolidated cost of sales as a percentage of sales was 69.8% in 2004 compared to 68.6% in 2003. The increase in 2004 was the result of raw material price increases for steel and aluminum, depending on the type and grade, which were offset by increased overhead absorption resulting from the higher volume in USPS shipments.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $563,000 in 2004 over 2003, due primarily to increases in freight charges of $324,000 for fuel surcharges, pension expenses of $70,000 and bad debt expenses of $50,000, as well as increased sales activity.

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

Liquidity and Sources of Capital

        The Company's liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2005	2004
Current Ratio	3.2 to 1	1.6 to 1
Working Capital	$7,361,525	$6,608,787

        The increase in working capital relates primarily to the restructuring of the Company's long-term debt agreements. At December 31, 2005, the Company was in technical default of its long-term debt agreement with its then primary lender, rendering the entire $6,668,596 outstanding balance due upon demand. During 2005, the Company repaid $4,352,386 of the outstanding debt and in March of 2007, entered into a new long-term debt agreement with a new principal lender.

        As a result of securing the new debt facility, in March 2007, the Company used the proceeds of a new $2,200,000 term loan to repay the then existing mortgage. Accordingly, the mortgage note balance outstanding at December 31, 2005 was classified as to current and long-term under its originally scheduled payment terms. In 2004, the entire mortgage balance was considered as a current liability as it was in technical default and the Company had no known plans to remedy the default.

        The new term loan is payable in monthly installments of $22,493 including accrued interest at prime plus .75%.

        The Company's policy is to maintain modern equipment and adequate capacity. During 2005, 2004 and 2003 the Company expended $476,000, $281,000 and $543,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations. The Company expects capital expenditures in 2006 to fall within the range of expenditures made in the last three years. It is expected that capital expenditures will be funded from cash on hand.

Contractual Obligations

        The Company has contractual obligations as of December 31, 2005 relating to long-term and current debt, operating lease arrangements and purchase obligations. The Company does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt, operating leases and purchase obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,316,210	$121,316	$2,194,894	—	—
Operating lease obligations	143,000	78,000	63,000	2,000	—
Purchase obligations	—	—	—	—	—

Total	$2,459,210	$199,316	$2,257,894	$2,000	—

        The above amounts for long-term debt do not include interest.

        The Company has had continuing obligations under its U.S. and Canadian defined benefit pension plans. This is a funded plan under which the Company is required to make contributions to meet ERISA and Canadian funding requirements. The Company's contributions to the plans have ranged from approximately $100,000 to $400,000 over the last four years. The required funding is based on actuarial calculations that take into account various actuarial results and certain assumptions. Contributions to the plans for the year ended December 31, 2005 totaled $408,000.

        As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company froze its obligations under the U.S. defined benefit plan such that after July 15, 2005 no benefits will accrue under this plan.

        The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Related Party Transactions

        The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased $90,000, $245,000 and $151,000 of fabricated parts from Rollform of Jamestown, Inc. in 2005, 2004 and 2003, respectively.

        Alan H. Finegold, a director of the Company through 2007, was paid $197,000, $20,000 and $55,000 for consulting and legal services to the Company in 2005, 2004 and 2003, respectively. Consulting services were provided pursuant to a consulting arrangement which was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2005 and 2004 totaled $32,000 and $0, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

        Roy J. Glosser, a former director and officer of the Company is related to the Chairman of the Board of Signore, Inc., a vendor that supplies metal lockers. Purchases from Signore, Inc. totaled $3,310,000, $2,990,000, and $2,751,000 in 2005, 2004 and 2003, respectively. Amounts due Signore, Inc. and included in accounts payable at December 31, 2005 and 2004 totaled $263,000 and $230,000, respectively. The Company terminated its relationship with Signore, Inc. in 2006. See Note 19 to the consolidated financial statements.

Other Agreements

        During 2002, the Company entered into agreements to become 5% members of two limited liability companies (LLCs). Third parties formed the LLCs in order to provide luggage cart services at two U.S. airports. The Company has sold luggage cart products to these LLCs. The Company contemplates a sale of its luggage cart assets and may not be in a position to make further sales to these LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the LLCs had no impact on the Company's 2005 operating results or financial position, and is not expected to have any material impact in the future.

Impact of Inflation and Changing Prices

        Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2005. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

        The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs such as pension costs discussed above, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

        The Company uses the LIFO method of accounting for over 60% of its inventory. This method tends to match current costs with current revenues. During inflationary periods, it reduces reported income, thereby reducing taxes, which improves cash flow.

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

Foreign Currency

        The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent 10% of the Company's aggregate net assets at December 31, 2005. Presently, management does not hedge its foreign currency risk.

Interest Rate Risks

        The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at December 31, 2005. On March 5, 2007, the Company entered into a new credit agreement which provided a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the Bank's prime rate plus .75%.

Effect of New Accounting Guidance

        The Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—"Share Based Payment" during December 2004. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and will require the Company to recognize compensation expense in an amount equal to the fair value of share based payments. The impact of SFAS 123(R) will not have a material impact on stock options currently issued, but may in the future if additional stock options are issued (See Note 11—Stock Options).

        The FASB has also issued SFAS No. 151—"Inventory Costs—An Amendment to ARB No. 43, Chapter 4" effective for fiscal years beginning after June 15, 2005. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The adoption of SFAS No. 151 is not expected to materially affect our financial position or results of operations.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the company beginning with the first quarter of fiscal 2007. The Company is in the process of evaluating the impact of implementing FIN 48.

        In September 2006, the FASB issued SFAS NO. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS 157 are effective for the company beginning with the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of implementing SFAS 157.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The provisions of SFAS 158 are effective for the Company beginning with fiscal year ending December 31, 2006. The adoption of SFAS No. 158 is not expected to materially affect our financial position or results of operations.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company beginning with fiscal year ending December 31, 2006. The adoption of SAB No. 108 is not expected to materially affect our financial position or results of operations.

Quotation of Common Stock

        As of the opening of business on April 3, 2006, the Company voluntarily delisted its Common Stock from the NASDAQ Stock Market. The last trading day for the Company's Common Stock on the NASDAQ National Market was Friday, March 31, 2006. The Company's Common Stock currently is quoted on The Pink Sheets under the symbol "ALGI.PK".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required is reported under "Impact of Inflation and Changing Prices" and "Market Risks" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Locker Group Incorporated

        We have audited the accompanying consolidated balance sheet of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the 2004 and 2003 financial statements have been restated to correct errors for a Canadian defined benefit pension plan and freight billed to customers.

        We have also audited the adjustments described in Note 2 that were applied to restate the 2003 consolidated financial statements for the errors described in the preceding paragraph. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2003 consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance on the 2003 consolidated financial statements as a whole.

/s/ Travis, Wolff & Company, L.L.P.

Dallas, Texas
August 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Locker Group Incorporated

        We have audited the accompanying consolidated balance sheet of American Locker Group Incorporated and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

        As discussed in Note 2 to the consolidated financial statements, the 2004 financial statements have been restated to correct errors in accounting for a Canadian defined benefit pension plan and freight billed to customers.

        Our original report dated March 18, 2005 and May 12, 2005 included an explanatory paragraph which addressed circumstances that raised substantial doubt about the Company's ability to continue as a going concern. As discussed further in paragraph 4 of Note 6 and in Note 20, the Company agreed to accelerate repayment of its term loan and subsequent to year end has repaid the term loan in full and on March 5, 2007 the Company entered into new credit agreements. The resolution of the event of default has resolved the uncertainty which gave rise to the original explanatory paragraph.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 18, 2005, except for Note 1, paragraphs 2 through 9(now paragraphs 2, 4 and 5), and Note 17 (no longer included herein), as to which the date is May 12, 2005, and except for Note 2, Note 6 paragraph 4, and Note 20, as to which the date is August 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Locker Group Incorporated:

        We have audited, before the effects of the adjustments for the correction of the errors described in Note 2 to the financial statements, the consolidated statements of operations, stockholders' equity and cash flows of American Locker Group Incorporated and Subsidiaries for the year ended December 31, 2003 (the 2003 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). Our audit also includes the financial statement schedule listed in the Index at Item 15(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, except for the errors described in Note 2, the 2003 financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of American Locker Group Incorporated and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Travis, Wolff & Company, LLP.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2004

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	(Restated) 2004
Assets
Current assets:
Cash and cash equivalents	$1,278,015	$5,780,215
Accounts and notes receivable, less allowance for doubtful accounts of $120,000 in 2005 and $232,000 in 2004	3,966,875	4,402,840
Inventories, net	3,066,287	6,463,496
Prepaid expenses	50,873	136,316
Income tax receivable	1,038,729	—
Deferred income taxes	1,265,684	1,300,230

Total current assets	10,666,463	18,083,097
Property, plant and equipment:
Land	500,500	500,500
Buildings	3,411,817	3,463,205
Machinery and equipment	7,024,835	11,775,088

	10,937,152	15,738,793
Less allowance for depreciation	(6,561,552)	(11,154,157)

	4,375,600	4,584,636
Deferred income taxes	57,326	24,558
Goodwill	—	6,155,204
Other assets	—	14,435

Total assets	$15,099,389	$28,861,930

The accompanying notes are an integral part of these financial statements.

	December 31
	2005	(Restated) 2004
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$138,168	$6,668,596
Accounts payable	2,296,168	1,974,460
Commissions, salaries, wages and taxes thereon	159,881	602,803
Accrued environmental settlement	—	1,102,500
Other accrued expenses and current liabilities	710,721	671,892
Income taxes payable	—	454,059

Total current liabilities	3,304,938	11,474,310
Long-term liabilities:
Long-term debt	2,178,042	—
Pension and other benefits	1,144,245	838,071

	3,322,287	838,071
Total liabilities	6,627,225	12,312,381
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value:
Authorized shares—4,000,000
Issued shares—1,738,146 in 2005 and 1,726,146 in 2004
Outstanding shares—1,546,146 in 2005 and 1,534,146 in 2004	1,738,146	1,726,146
Other capital	132,071	97,812
Retained earnings	9,235,785	17,327,683
Treasury stock at cost (192,000) shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(521,838)	(490,092)

Total stockholders' equity	8,472,164	16,549,549

Total liabilities and stockholders' equity	$15,099,389	$28,861,930

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31
	2005	(Restated) 2004	(Restated) 2003
Net sales	$32,303,689	$49,653,129	$39,738,702
Cost of products sold	23,904,090	34,667,796	27,241,066

Gross profit	8,399,599	14,985,333	12,497,636
Asset impairment—goodwill	6,155,204	—	—
Selling, administrative and general expenses	8,488,771	9,115,445	8,552,776
Restructuring costs	2,329,191	—	—
Environmental settlement	—	1,102,500	—

	(8,573,567)	4,767,388	3,944,860
Interest income	85,365	48,277	36,908
Other income (expense)—net	(452,621)	120,224	109,351
Interest expense	(333,389)	(456,865)	(529,642)

Income (loss) before income taxes	(9,274,212)	4,479,024	3,561,477
Income taxes	(1,182,314)	1,797,990	1,398,247

Net income (loss)	$(8,091,898)	$2,681,034	$2,163,230

Earnings (loss) per share of common stock:
Basic	$(5.25)	$1.75	$1.42

Diluted	$(5.25)	$1.72	$1.39

Dividends per share of common stock:	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2003 (as previously reported)	$1,709,146	—	$12,670,948	$(2,112,000)	$(393,385)	$11,874,709
Restatement	—	—	(187,529)	—	—	(187,529)

Balance at January 1, 2003 (restated)	$1,709,146	—	$12,483,419	$(2,112,000)	$(393,385)	$11,687,180
Comprehensive income:
Net income (restated)	—	—	2,163,230	—	—	2,163,230
Other comprehensive income:
Foreign currency translation (restated)	—	—	—	—	177,458	177,458
Minimum pension liability adjustment, net of tax benefit of $105,296 (restated)	—	—	—	—	(158,271)	(158,271)

Total comprehensive income (restated)						2,182,417
Common stock issued (17,000 shares)	17,000	30,812	—	—	—	47,812
Tax benefit of exercised stock options	—	67,000	—	—	—	67,000

Balance at December 31, 2003 (restated)	$1,726,146	$97,812	$14,646,649	$(2,112,000)	$(374,198)	$13,984,409
Comprehensive income:
Net income (restated)	—	—	2,681,034	—	—	2,681,034
Other comprehensive income:
Foreign currency translation (restated)	—	—	—	—	54,947	54,947
Minimum pension liability adjustment, net of tax benefit of $109,676 (restated)	—	—	—	—	(170,841)	(170,841)

Total comprehensive income (restated)						2,565,140

Balance at December 31, 2004 (restated)	$1,726,146	$97,812	$17,327,683	$(2,112,000)	$(490,092)	$16,549,549
Comprehensive income:
Net income (loss)			(8,091,898)			(8,091,898)
Other comprehensive income (loss):
Foreign currency translation					(34,219)	(34,219)
Minimum pension liability adjustment,					2,473	2,473

Total comprehensive income						(8,123,644)
Common stock issued (12,000 shares)	12,000	21,750		—	—	33,750
Tax benefit of exercised stock options		12,509				12,509

Balance at December 31, 2005	$1,738,146	$132,071	$9,235,785	$(2,112,000)	$(521,838)	$8,472,164

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2005	(Restated) 2004	(Restated) 2003
Operating activities
Net income (loss)	$(8,091,898)	$2,681,034	$2,163,230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	562,078	706,929	893,236
Provision for uncollectible accounts	(112,048)	(139,000)	94,000
Loss/(gain) on disposal of assets	84,379	—	(28,523)
Deferred income taxes (credits)	(30,599)	(442,610)	(81,476)
Impairment of goodwill	6,155,204	—	—
Changes in assets and liabilities:
Accounts and other receivables	523,891	437,628	(267,144)
Inventories	3,396,721	(950,650)	595,975
Prepaid expenses	85,149	(17,081)	(13,144)
Accounts payable and accrued expenses	(1,186,035)	1,335,762	(114,099)
Income taxes	(1,457,844)	303,275	328,411
Pension and other benefits	317,203	157,251	(36,569)

Net cash provided by operating activities	246,201	4,072,538	3,533,897
Investing activities
Purchase of property, plant and equipment	(475,775)	(280,562)	(543,146)
Proceeds from sale of property, plant and equipment	37,869	—	28,523

Net cash used in investing activities	(437,906)	(280,562)	(514,623)
Financing activities
Long-term debt payments	(4,352,386)	(1,636,891)	(1,628,326)
(Repayments) borrowings on line of credit	—	—	(25,000)
Common stock issued	33,750	—	47,812

Net cash used in financing activities	(4,318,636)	(1,636,891)	(1,605,514)

Effect of exchange rate changes on cash	8,141	27,140	182,005

Net increase (decrease) in cash	(4,502,200)	2,182,225	1,595,765
Cash and cash equivalents at beginning of year	5,780,215	3,597,990	2,002,225

Cash and cash equivalents at end of year	$1,278,015	$5,780,215	$3,597,990

Supplemental cash flow information:
Cash paid during the year for:
Interest	$292,160	$458,122	$546,273

Income taxes	$934,954	$1,932,868	$1,030,497

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2005

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

        On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (USPS) for polycarbonate and aluminum cluster box units (CBUs) would not be renewed, and the contract expired on May 31, 2005. During 2005, 2004 and 2003, sales to the USPS accounted for 21.4%, 53.9%, and 52.7%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5%, 18.9%, and 14.6% of the Company's sales in 2005, 2004 and 2003, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market.

        On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The USPS decertification of the Company's Model 1118E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at current levels. The Company will continue to sell existing inventories of the Model E CBU through August 2007, and it does not presently anticipate that it will incur material inventory write-offs as a result of such decertification. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by relocating Company headquarters from leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. As part of this restructuring the Company did not renew its building leases in Jamestown upon their respective expiration dates in September 2005 and November 2005 and relocated its headquarters to Grapevine, TX. Further, the Company discontinued its Jamestown based assembly operations, eliminated many of 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        As discussed in Note 6, the Company received a notice of default and reservation of rights letter in March 2005 from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan and subsequent to year end has repaid the term loan in full. On March 5, 2007, the Company entered into a new credit agreement as discussed in Notes 6 and 20.

        Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

        The restructuring plan adopted by the Company's Board of Directors assumes that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's annual sales revenues in 2004, and 2003. If the restructuring plan, as it may be modified by the Company's Board of Directors from time to time to reflect changing conditions and circumstances, does not adequately reduce expenses, the Company's ability to remain in business would be adversely affected and the Company may not be able to continue operations. In addition, the restructuring plan assumes that the cost reductions would occur in accordance with the time line set forth in the restructuring plan. A failure by the Company to adhere to the time line or to incur greater than anticipated restructuring expenses as set forth in the restructuring plan also would adversely affect the Company.

2.     Restatement of Prior Years' Consolidated Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended September 30, 2005, management determined that certain accounting errors, as described below, were included in its previously issued consolidated financial statements. As a result, the Company restated the accompanying 2004 and 2003 consolidated financial statements to correct the accounting errors described below. The following table presents the impact of the restatement on the 2004 and 2003 net income/(loss) and earnings per share:

	For the years ended December 31,
	2004		2003
	Amount	Diluted EPS	Amount	Diluted EPS
Net income, as originally reported	$2,702,948	$1.73	$2,147,132	$1.38
Freight billed to customers(1)	—		—
Canadian defined benefit pension plan(2)	(21,914)	(.01)	16,098.01

Net income, as restated	$2,681,034	$1.72	$2,163,230	$1.39

        The following table presents the effects of the adjustments on our previously issued consolidated statement of income for the year ended December 31, 2004:

	For the year ended December 31, 2004
	As previously reported	Adjustments	As restated
Net sales(1)	$49,023,417	$629,712	$49,653,129
Selling, administrative and general expenses(1) and (2)	$8,463,819	$651,626	$9,115,445

        The following table presents the effects of the adjustments on our previously issued consolidated statement of income for the year ended December 31, 2003:

	For the year ended December 31, 2003
	As previously reported	Adjustments	As restated
Net sales(1)	$39,256,438	$482,264	$39,738,702
Selling, administrative and general expenses(1) and (2)	$8,086,610	$466,166	$8,552,776

        The following table presents the effects of the adjustments on our previously issued consolidated balance sheet for the year ended December 31, 2004:

	For the year ended December 31, 2004
	As previously reported	Adjustments	As restated
Other accrued expenses and current liabilities(2)	$565,477	$106,415	$671,892
Pension and other benefits(2)	$707,465	$130,606	$838,071
Retained earnings(2)	$17,521,028	$(193,345)	$17,327,683
Accumulated other comprehensive loss(2)	$(446,416)	$(43,676)	$(490,092)

The Company's accompanying 2004 and 2003 consolidated financial statements are being restated to correct the following errors:

(1)
Failure to classify freight billed to customers as revenue and instead classifying it as a reduction of selling, administrative and general expenses. These adjustments had the effect of increasing revenue by $482,264 and $629,712 in 2003 and 2004, respectively, and increasing selling, general and administrative expenses by a corresponding amount in both 2003 and 2004. These adjustments had no effect on net income.

(2)
Failure to recognize the liability for and disclose the existence of the Company's Canadian defined benefit pension plan. These adjustments had the effect of reducing retained earnings by $187,529 as of December 31, 2002 and increasing net income in 2003 by $16,098 and reducing net income in 2004 by $21,914.

3.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

        Cash and cash equivalents includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents on deposit in amounts in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk.

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

        Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $332,000, $155,000, and $94,000 for the years 2005, 2004, and 2003, respectively. The net charge-off of bad debts was approximately $444,000, $294,000, and $56,000 for the years 2005, 2004, and 2003, respectively.

Inventories

        Inventories are valued principally at the lower of cost or market. Cost is determined by the last-in, first-out method (LIFO) for approximately 60% and 78% of the Company's inventories at December 31, 2005 and 2004, respectively. For the remaining inventories, cost is determined by the first-in, first out method (FIFO). At December 31, 2005 and 2004, inventories were $229,000 and $467,000, respectively, lower than the amounts that would have been reported using the FIFO method. The LIFO charge (credit) was ($238,000), $203,000, and $(155,000) for fiscal years 2005, 2004, and 2003, respectively.

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

        Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. There is no impairment recorded with respect to property, plant and equipment as of December 31, 2005 and 2004.

Goodwill and Other Intangible Assets

        Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. Accordingly, the Company recorded an impairment charge of $6,155,204 in 2005.

Revenue Recognition

        Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. The Company does derive revenue from sales to distributors; however no distributor has the right to return product to the Company.

Shipping and Handling Costs (Restated)

        Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $1,356,000, $1,195,000 and $871,000 during 2005, 2004, and 2003, respectively.

Advertising Expense

        The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred $194,000, $253,000 and $239,000 in advertising costs during 2005, 2004, and 2003, respectively.

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

Research and Development

        The Company engages in research and development activities relating to new and improved products. It expended $32,000, $153,000 and $431,000 in 2005, 2004 and 2003, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, general and administrative expenses.

Earnings Per Share

        The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares.

Foreign Currency

        In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS No. 52), the Company translates the financial statements of the Canadian subsidiary from its functional currency into the U.S. dollar. Assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income statement amounts are translated using the average exchange rate for the year. All translation gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency gains and losses resulting from current year exchange rate transactions are insignificant for all years presented.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

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

        No stock options have been granted since 2000. All options granted in 2000 or in prior years were fully vested as of December 31, 2000, as such there was no proforma impact in 2005, 2004, or 2003 for stock options as required by SFAS No. 123.

Comprehensive Income

        Comprehensive income consists of net income, foreign currency translation and minimum pension liability adjustments and is reported in the consolidated statements of stockholders' equity.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts, inventory obsolescence, and deferred tax asset valuation allowance. Actual results could differ from those estimates.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—"Share Based Payment". SFAS 123(R) is effective for fiscal years beginning after June 15, 2005 and will require the Company to recognize compensation expense in an amount equal to the fair value of share based payments. The impact of SFAS 123(R) will not have a material impact on stock options currently issued and outstanding, but may in the future if additional stock options are issued (See Note 11—Stock Options).

        In November 2004, the FASB issued SFAS No. 151—"Inventory Costs—An Amendment to ARB No. 43, Chapter 4" effective for fiscal years beginning after June 15, 2005. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The adoption of SFAS No. 151 is not expected to materially affect our financial position or results of operations.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the company beginning with the first quarter of fiscal 2007. The Company is in the process of evaluating the impact of implementing FIN 48.

        In September 2006, the FASB issued SFAS NO. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS 157 are effective for the company beginning with the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of implementing SFAS 157.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The provisions of SFAS 158 are effective for the Company beginning with fiscal ending December 31, 2006. The adoption of SFAS No. 158 is not expected to materially affect our financial position or results of operations.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company beginning with fiscal year ending December 31, 2006. The adoption of SAB No. 108 is not expected to materially affect our financial position or results of operations.

4.     Inventories

        Inventories consist of the following:

	December 31
	2005	2004
Finished products	$610,759	$913,415
Work-in-process	774,190	2,388,049
Raw materials	1,910,048	3,628,651

	3,294,997	6,930,115
Less LIFO reserve	(228,710)	(466,619)

Net inventories	$3,066,287	$6,463,496

5.     Other Accrued Expenses and Current Liabilities

        Accrued expenses consisted of the following at December 31:

	December 31
	2005	(restated) 2004
Short-term pension liability	$231,627	$380,061
Restructuring liability	133,348	—
Accrued expenses, other	345,746	291,831

	710,721	671,892

6.     Debt

        Debt consists of the following:

	December 31
	2005	2004
Bank note payable through July 6, 2008 at $225,000 quarterly plus interest at the 3-month LIBOR rate plus 2%	$—	$3,150,000
Bank note payable through July 6, 2008 at $25,000 monthly plus interest at 8.07%	—	1,075,000
Mortgage payable to bank through July 2006 at $26,823 monthly including interest at 8.04% with payment for remaining balance due August 1, 2006	2,316,210	2,443,596

Total long-term debt	2,316,210	6,668,596
Less current portion	(138,168)	(6,668,596)

Long-term portion	$2,178,042	$—

        The bank notes were secured by all equipment, accounts receivable, inventories and general intangibles. The mortgage loan is secured by real estate. The credit agreement underlying the bank notes payable requires compliance with certain covenants and has restrictions on the payment of dividends.

        On March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding its bank notes as a result of the non-renewal of the Company's CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its bank notes and has repaid them in full.

        Subsequent to year end the mortgage payable was refinanced on March 5, 2007 with a new financial institution. See Note 20.

7.     Operating Leases

        The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2005:

2006	$78,000
2007	44,000
2008	14,000
2009	5,000
2010	2,000

Total	$143,000

        Rent expense amounted to approximately $287,000, $326,000 and $340,000 in 2005, 2004, and 2003, respectively.

8.     Income Taxes

        For financial reporting purposes, income before income taxes includes the following:

	2005	(Restated) 2004	(Restated) 2003
United States income (loss)	$(9,193,519)	$4,525,323	$3,610,159
Foreign income (loss)	(80,693)	(46,299)	(48,682)

	$(9,274,212)	$4,479,024	$3,561,477

        Significant components of the provision for income taxes are as follows:

	2005	2004	2003
Current:
Federal	$(1,108,342)	$1,897,403	$1,273,089
State	(94,513)	323,340	221,690
Foreign	1,536	19,857	(15,056)

Total current	(1,201,319)	2,240,600	1,479,723
Deferred:
Federal	38,240	(376,219)	(69,256)
State	5,172	(66,391)	(12,220)
Foreign	(24,407)	—	—

	19,005	(442,610)	(81,476)

	$(1,182,314)	$1,797,990	$1,398,247

        The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2005	2004	2003
Statutory income tax rate	(34)%	34%	34%
State and foreign income taxes, net of federal benefit	(3)	4	4
Repatriation dividend	4	—	—
Research and development credits	(6)	—	—
Non-deductible goodwill impairment	25	—	—
Other permanent differences	1	2	1

	(13)%	40%	39%

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

	2005	2004
Deferred tax liabilities:
Property, plant and equipment	$—	$33,266
Prepaid expenses and other	93,551	113,661

Total deferred tax liabilities	93,551	146,927
Deferred tax assets:
Property, plant and equipment	7,364
Postretirement benefits	27,121	30,492
Pension costs	457,256	400,192
Allowance for doubtful accounts	41,055	70,556
Other assets	22,838	27,333
Accrued expenses	66,051	477,347
Other employee benefits	8,393	61,712
Inventory costs	786,483	404,083

Total deferred tax assets	1,416,561	1,471,715

Net deferred tax assets	$1,323,010	$1,324,788

Current deferred tax asset	$1,265,684	$1,300,230
Long-term deferred tax asset	57,326	24,558

	$1,323,010	$1,324,788

        The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it has generally been the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $704,000 at December 31, 2005.

        In May 2005, the Company received a repatriation dividend from its Canadian subsidiary of CDN$800,000 an amount equivalent to US$604,000. The amount is net of Canadian withholding taxes of CDN$40,000.

9.     Pension and Other Postretirement Benefits (Restated)

U.S. Pension Plan

        The Company maintains a noncontributory defined benefit pension plan (the "U.S. Plan") for its domestic employees, which was frozen effective July 15, 2005. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries. The impact of freezing the plan was a settlement loss of $239,000 and a curtailment loss of $14,000 in the fiscal year ended December 31, 2005.

        The plan's assets are invested in a balanced index fund (the "Fund") where the assets were invested during 2003, 2004 and 2005. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs.

        Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

Canadian Pension Plan

        The Company maintains a noncontributory defined benefit pension plan (the "Canadian Plan") for its Canadian employees. Benefits for the salaried employees are based on specified percentages of the employees' monthly compensation.

        The Canadian Plan's assets are invested in various pooled funds (the "Canadian Funds") managed by a third party fund manager. The principal investment objective of the Canadian Funds is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Canadian Funds is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted based on economic or market conditions and liquidity needs.

        The following table sets forth the changes in the projected benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2005 and 2004, and the net periodic cost and assumptions. The measurement date for all presented assets and liabilities is December 31. Contributions to be made to the plan in 2006 are expected to approximate $93,000 for the U.S. plan and $139,000 for the Canadian plan.

	Pension Benefits
	U.S. Plan		Canadian Plan
	2005	2004	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,578,954	$3,900,931	$916,070	$832,121
Service cost	201,506	308,605	32,470	27,034
Interest cost	233,381	235,894	50,233	49,678
Settlement	(1,128,693)	—	—	—
Actuarial loss	261,989	255,271	56,016	—
Benefits and expenses paid	(96,335)	(121,747)	(59,982)	(56,379)
Currency translation adjustment	—	—	33,592	63,616
Curtailment gain	(620,062)	—	—	—

Projected benefit obligation at end of year	3,430,740	4,578,954	1,028,399	916,070
Change in plan assets
Fair value of plan assets as beginning of year	3,172,494	2,929,977	668,308	580,607
Actual return on plan assets	113,365	237,674	40,319	20,256
Settlement	(1,128,693)	—	—	—
Employer contribution	303,073	126,590	104,762	77,328
Benefits and expenses paid	(96,335)	(121,747)	(59,982)	(56,379)
Currency translation adjustment	—	—	25,571	46,496

Fair value of plan assets at end of year	2,363,904	3,172,494	778,978	668,308

Funded status	(1,066,836)	(1,406,460)	(249,421)	(247,762)
Unrecognized net actuarial loss	727,139	1,274,210	103,303	35,869
Intangible pension asset recognized	—	14,435	—	—

Net amount recognized—(accrued) prepaid benefit cost	$(339,697)	$(117,815)	(146,118)	(211,893)

        As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company decided in May 2005 to freeze its obligations under the U.S. Plan such that after July 15, 2005 no benefits will accrue under this plan. Accordingly, there is no assumed rate of compensation increase associated with current and future plan calculations.

        Amounts are recognized in the consolidated balance sheet as follows:

	U.S. Plan		Canadian Plan
	2005	2004	2005	2004
Intangible asset	$—	$14,435	$—	$—
Other accrued expenses—current	(93,111)	(274,778)	(138,516)	(105,283)
Other long-term liabilities	(973,725)	(631,465)	(97,520)	(130,606)
Accumulated other comprehensive loss	727,139	773,993	89,918	23,996

	$(339,697)	$(117,815)	$(146,118)	$(211,893)

	U.S. Plan			Canadian Plan
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$201,506	$308,605	$247,315	$32,470	$27,034	$23,703
Interest cost	233,381	235,894	206,350	50,233	49,678	44,828
Expected return on plan assets	(214,822)	(218,519)	(181,164)	(48,085)	(41,283)	(36,593)
Net actuarial loss	51,231	53,393	32,671	—	—	—
Amortization of prior service cost	879	1,506	1,506	—	—	—

Net periodic benefit cost	$272,175	$380,879	$306,678	$34,618	$35,429	$31,938

        Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2006	$83,000	$55,917
2007	134,000	67,470
2008	156,000	67,470
2009	188,000	67,470
2010	184,000	67,470
2011 through 2015	$1,299,000	$337,348

	U.S. Plan		Canadian Plan
	2005	2004	2005	2004
Weighted average assumptions as of December 31
Discount rate	5.75%	5.75%	6.0%	6.0%
Expected return on plan assets	7.5%	7.5%	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%	2.0%	2.0%

        The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. FASB Statement No. 87 Employers' Accounting for Pensions requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for the U.S. Plan was $3,430,740 and $4,064,302 at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the Canadian Plan was $911,968 and $904,197, respectively. In prior years an intangible asset was recorded for the U.S. Plan to the extent that the excess of the accumulated benefit obligation over the plan assets relates to prior service costs. As a result of the freezing of the U.S. Plan, the intangible asset of $14,435 was written-off and included in the amortization of prior service costs during the second quarter of 2005.

Death Benefit Plan

        The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $73,000 and $76,000 at December 31, 2005 and 2004, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2005, 2004 or 2003 related to the death benefit as the Plan is closed to new participants. The decrease in the calculated liability for benefits under this plan in 2005 is as a result of the increasing age of the participants, in accordance with the provisions of the plan.

Defined Contribution Plan

        During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company's 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee's salary contributions up to a total of 10% of that employee's compensation. The Company's contributions vest over a period of five years. The Company recorded expense of approximately $19,000, $21,000 and $21,000 in connection with its contribution to the plan during 2005, 2004, and 2003, respectively.

10.   Capital Stock

        The Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock. As of December 31, 2005, 1,738,146 shares of common stock were outstanding and zero shares of preferred stock were outstanding.

11.   Stock Options

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

        At December 31, 2005 and 2004, there were no stock appreciation rights outstanding.

        The following table sets forth the activity related to the Company's stock options for the years ended December 31:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	80,600	$6.34	80,600	$6.34	97,600	$5.72
Exercised	(12,000)	2.81	—	—	(17,000)	2.81
Granted	—	—	—	—	—	—
Expired or forfeited	(35,000)	6.50	—	—	—	—

Outstanding—end of year	33,600	$7.43	80,600	$6.34	80,600	$6.34

Exercisable—end of year	33,600		80,600		80,600

        The exercise prices for options outstanding as of December 31, 2005 were as follows: $6.50—13,600 shares, $7.25—10,000 shares and $8.88—10,000 shares. The weighted-average remaining contractual life of those options is 3.8 years.

        At December 31, 2005, 73,000 options remain available for future issuance under the 1999 Plan.

12.   Shareholder Rights Plan

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

13.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	(Restated) 2004	(Restated) 2003
Numerator:
Net income (loss)	$(8,091,898)	$2,681,034	$2,163,230
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,540,228	1,534,146	1,523,429
Effect of dilutive securities:
Employee stock options	—	23,785	30,899

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,540,228	1,557,931	1,554,328

Basic earnings per share	$(5.25)	$1.75	$1.42

Diluted earnings per share	$(5.25)	$1.72	$1.39

        For the year ended December 31, 2005, 33,600 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

14.   Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

	December 31
	2005	(Restated) 2004
Foreign currency translation adjustment	$(35,920)	$(1,701)
Minimum pension liability adjustment, net of tax effect of $331,139 in 2005 and $309,598 in 2004	(485,918)	(488,391)

	$(521,838)	$(490,092)

15.   Geographical and Customer Concentration Data

        The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers are as follows:

	2005	(Restated) 2004	(Restated) 2003
United States customers	$29,295,544	$47,506,173	$38,039,553
Foreign customers	3,008,145	2,146,956	1,699,149

	$32,303,689	$49,653,129	$39,738,702

        Sales to the U.S. Postal Service represented 21.4%, 53.9% and 52.7% of net sales in 2005, 2004, and 2003, respectively.

        At December 31, 2005 and 2004, the Company had unsecured trade receivables from governmental agencies of $190,000 and $1,692,000 respectively. At December 31, 2005 and 2004, the Company had trade receivables from customers considered to be distributors of $1,995,000 and $2,179,000, respectively.

        Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries.

16.   Quarterly Results of Operations (Unaudited)

        The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	2005
	Three Months Ended
	(Restated) March 31	(Restated) June 30	(Restated) September 30	December 31
Net sales	$9,323,627	$9,173,660	$6,791,828	$7,014,574

Gross profit	$2,862,334	$2,552,445	$1,657,109	$1,327,711

Net income (loss)	$(5,697,031)	$(375,527)	$(539,318)	$(1,480,022)

Earnings (loss) per share—Basic	$(3.71)	$(.25)	$(.35)	$(.94)

Earnings (loss) per share—Diluted	$(3.71)	$(.25)	$(.35)	$(.94)

	2004
	Three Months Ended
	(Restated) March 31	(Restated) June 30	(Restated) September 30	(Restated) December 31
Net sales	$9,692,088	$10,415,722	$18,221,663	$11,323,656

Gross profit	$3,279,619	$3,209,385	$5,385,229	$3,111,100

Net income	$630,820	$450,165	$1,826,751	$(226,702)

Earnings per share—Basic	$.41	$.29	$1.19	$(.14)

Earnings per share—Diluted	$.40	$.29	$1.17	$(.14)

        The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year-end. In 2005, adjustments to write off uncollectible accounts resulted in an increase to the fourth quarter pre-tax loss of approximately $300,000, adjustments to inventory resulted in an increase to the fourth quarter pre-tax loss of approximately $950,000 and adjustments to accrued expenses resulted in an increase to the fourth quarter pre-tax loss of approximately $360,000. The net loss for the quarter ended December 31, 2004, includes a pre-tax charge against operating results of $1,102,500 as the result of a settlement agreement related to certain environmental claims against the Company (See Note 18—Contingencies). In 2004, adjustments to inventory resulted in an increase to the fourth quarter pre-tax loss of approximately $200,000.

17.   Related Parties

        The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company, and is actively involved in its management. One of the Company's subsidiaries purchased $90,000, $245,000 and $151,000 of fabricated parts from Rollform of Jamestown, Inc. in 2005, 2004 and 2003, respectively.

        Alan H. Finegold, a director of the Company through 2007, was paid $197,000, $20,000 and $55,000 for consulting and legal services to the Company in 2005, 2004 and 2003, respectively. Consulting services were provided pursuant to a consulting arrangement which was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2005 and 2004 totaled $32,000 and $0, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

        Roy J. Glosser, a former director and officer of the Company is related to the Chairman of the Board of Signore, Inc., a vendor that supplies metal lockers. Purchases from Signore, Inc. totaled $3,310,000, $2,990,000, and $2,751,000 in 2005, 2004 and 2003, respectively. Amounts due Signore, Inc. and included in accounts payable at December 31, 2005 and 2004 totaled $263,000 and $230,000, respectively. The Company terminated its relationship with Signore, Inc. in 2006. See Note 19.

18.   Contingencies

        In April 2005, the Company entered into a settlement with plaintiffs in a lawsuit titled Roberta Raiport, et al. v. Gowanda Electronics Corp. and American Locker Group, Inc. which was pending in the State of New York Supreme Court, County of Cattaraugus. The suit involved property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corp. prior to 1980. The plaintiffs, who are current or former property owners in Gowanda, New York, asserted that the defendants each operated machine shops at the site during their respective periods of ownership and that, as a result of such operations, soil and groundwater contamination occurred which has adversely affected the plaintiffs and the value of the plaintiffs' properties. According to the terms of the settlement agreement, the Company paid an aggregate of $1,225,000 to the plaintiffs who own property adjacent to the site and to the current owner of the property, Gowanda Electronics Corporation. Of this amount, $825,000 was paid in April 2005, $200,000 was paid in June 2005, and $200,000 was paid in August 2005. The Company's primary insurance carrier during the period of the ownership of the Gowanda property reimbursed the Company in the amount of $122,500 in return for a release of coverage against the underlying lawsuit. This settlement, less of anticipated insurance proceeds, resulted in a charge to pre-tax operating results in the fourth quarter of 2004 of $1,102,500. This settlement does not resolve the Company's potential liability described below with respect to remediation of offsite contamination which allegedly migrated from this site.

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

        Beginning in September 1998 and continuing through 2007, the Company has been named as an additional defendant in approximately 160 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company's insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 18, 2007 is approximately 40 cases.

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

19.   Restructuring

        In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with USPS. The Company's plan called for significant reductions in selling, general and administrative costs. A majority of the cost reductions were realized by relocating the Company's headquarters from leased facilities in Jamestown, NY to a Company-owned facility in Grapevine, TX. In addition, the Company eliminated certain corporate level staff and several satellite sales offices.

        To implement the restructuring plan, management incurred aggregate impairments charges (exclusive of goodwill impairment) and costs of approximately $2,329,000. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associates with an exit or disposal activity are recognized when the associated liabilities are incurred.

        The following table summarized restructuring and related costs incurred by the Company in the year ended December 31, 2005:

Cost Of Sales:
Equipment depreciation	$92,000
Inventory impairment	160,000
Purchase order commitments	108,000

Subtotal	360,000
Sales, General and Administrative:
Severance	641,000
Professional fees	1,328,000

Subtotal	1,969,000

$2,329,000

        The following table analyzes the changes in the Company's reserve with respect to the restructuring plan from December 31, 2005 and 2004:

	2004	Expense	Payments/ Charges	2005
Purchase order commitments	—	$108,000	$108,000	—
Severance	—	641,000	508,000	133,000
Professional fees	—	1,328,000	1,328,000	—

Total	$—	$2,077,000	$1,944,000	$133,000

20.   Subsequent Events

        Prior to March 5, 2007, the Company had a $2,316,210 mortgage loan that was in default and had matured on August 1, 2006 with Manufacturers and Traders Trust Company ("M&T"). On March 5, 2007, the Company entered into a new credit facility with The F&M Bank and Trust Company which was used to repay the existing mortgage loan. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit matures on March 5, 2008 and the term loan matures on March 5, 2012. The Term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The line of credit is secured by all accounts receivable, inventory and equipment. The term loan is secured by a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the bank notes payable requires compliance with certain covenants.

        On July 24, 2007, the Company received a waiver from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of the Company's 2005 and 2006 10-Ks as well as the delivery of financial statements for the first and second quarter of 2007.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On September 19, 2005, the Audit Committee of the Board of Directors of American Locker Group Incorporated (the "Company") engaged as of that date Travis, Wolff & Company, LLP ("TravisWolff") to serve as Company's independent registered public accounting firm for the fiscal year ending December 31, 2005.

        During the Company's two most recent fiscal years and the subsequent interim periods prior to the engagement of TravisWolff, neither the Company nor anyone on its behalf consulted with TravisWolff regarding either:

          (i)    (A) the application of accounting principles to a specified transaction, either completed or proposed; or (B) the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that TravisWolff concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

          (ii)   any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2005. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of December 31, 2005 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2005.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communications dated August 30, 2007 by the Company's independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company's internal control over financial reporting:

        1)    The Company lacked adequate accounting personnel to oversee the financial accounting and reporting responsibilities of an SEC registrant and maintain internal control over financial reporting to produce financial statement in accordance with U.S. generally accepted accounting principles.

        2)    The Company's independent registered public accounting firm proposed numerous material adjustments as a result of its audit procedures related to the following:

  •
  Bank account reconciliations were not prepared in a timely manner and the Company's management did not monitor the timeliness of the reconciliation process.

  •
  Failure to routinely maintain the Company's perpetual inventory system. In addition, Company inventory maintained offsite was not reconciled with the general ledger, except annually.

  •
  Inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period.

  •
  Reconciliations of subsidiary ledger systems for various other accounts were not reconciled to the general ledger in a timely manner.

  •
  Failure to appropriately account for and disclose pension liabilities, which resulted in a restatement to the previously issued financial statements.

        3)    The Company has insufficient entity level controls, as defined by COSO, to ensure that the Company meets its disclosure and reporting obligations.

        Management has endeavored to address the material weaknesses noted above and is committed to effectively remediating known weaknesses. Although the Company's remediation efforts are currently on-going, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that these controls are operating effectively. However, management has addressed the following items:

  •
  Identified a Chief Financial Officer.

  •
  Implemented more thorough and detailed reviews of financial information.

  •
  Developed a reporting package that includes interim financial statements, gross margin analysis, sales reports and material non-financial data by company.

  •
  Implemented a prescribed time table for the prompt, regular reconciliations of bank accounts, with the bank reconciliations reviewed by management.

  •
  The Company no longer maintains offsite inventory as of June 2006.

  •
  Implementation of additional procedures to ensure that purchase or sale transactions are recorded in the appropriate accounting periods.

  •
  Regularly update and reconcile the Company's perpetual inventory records.

        In addition management is in the process of considering implementing entity level controls such as (i) a detailed policy and procedures manual; (ii) a strategic plan and business model; (iii) a budgeting/forecasting control activity; (iv) formalize and enhance management reporting procedures, including those to the audit committee; and (v) implement formal self-monitoring procedures.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

        The following sets forth certain information concerning the Company's directors and executive officers as of December 31, 2005. There are no family relationships between any directors and executive officers other than as indicated below.

        Edward F. Ruttenberg.    Mr. Ruttenberg, 60, has been a director since 1996 and has been the Company's Chairman and Chief Executive Officer since September 1998 and Chief Operating Officer and Treasurer since May 2005.

        Alan H. Finegold.    Mr. Finegold, 64, was a director from 1994 until January 2007, at which time he resigned as a director. Mr. Finegold has been employed with the Law Offices of Alan H. Finegold, LLC, a law firm, and the Alan H. Finegold Company, which provides estate planning services, for more than five years.

        Craig R. Frank.    Mr. Frank, 47, has been a Director since March 2006 and is a member of the Stock Option—Executive Compensation Committee. From 2000 to 2002, Mr. Frank was the Chief Executive Officer of Tudog Creative Business Consulting, a business consulting firm. Mr. Frank has served as Chief Executive Officer of Tudog International Consulting, also a business consulting firm, since 2002.

        John E. Harris.    Mr. Harris, 46, has been a Director since July 2005 and is a member of the Stock Option—Executive Compensation and the Nominating and Governance Committees. Since August 2006, Mr. Harris has been a Vice President of United States Trust Company, an investment management company. Mr. Harris has served as Principal of Harris Capital Advisors, a consulting, investment analysis and private equity financing firm, from 2001 through August 2006. Mr. Harris also served as Vice President of Emerson Partners, a real estate private equity fund, from 2001 to 2003. Prior to that, Mr. Harris was a partner at SunTx Capital Partners, a private investment firm, from 2000 to 2001.

        Harold. S. Rabin.    Dr. Rabin, 60, was a Director from July 2005 until January 2007, at which time he resigned as a director. Dr. Rabin has been a diagnostic radiologist with Quantum Imaging and Therapeutic Associates for over 25 years. Dr. Rabin currently serves as a member of the group's Finance Committee and previously served as its President. In addition, Dr. Rabin is a member of the Medical Executive Committee of Holy Spirit Hospital in Camp Hill, Pennsylvania. Dr. Rabin is Mr. Ruttenberg's brother-in-law.

        Mary A. Stanford.    Dr. Stanford, 47, has been a Director since July 2005 and is a member of the Audit, Stock Option—Executive Compensation and Nominating and Governance Committees. Dr. Stanford has been a Professor of Accounting at the Neeley School of Business at Texas Christian University since 2002. Dr. Stanford previously was an Associate Professor of Accounting at Syracuse University from 1999 to 2002.

        James T. Vanasek.    Mr. Vanasek, 37, has been a Director since July 2005 and is a member of the Audit and Nominating and Governance Committees. Mr. Vanasek has served as Principal of VN Capital Management, LLC, a private hedge fund, since 2002. Prior to that, Mr. Vanasek was an investment banking associate at JPMorgan.

        In addition, on February 13, 2007, the Company appointed Anthony B. Johnston, 47, as a director of the Company to serve until the next Annual Meeting of Stockholders of the Company and until his successor is duly elected and qualified. Mr. Johnston has over 20 years of public company experience in both the manufacturing and service sectors. Since October 1996, Mr. Johnston has been a Senior Vice President with The Westaim Corporation located in Calgary, Alberta, Canada. Prior to joining Westaim, Mr. Johnston was a Vice President with a major international airline.

        There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Audit Committee

        The Company has a standing Audit Committee. The Audit Committee consists of two directors: James T. Vanasek and Mary A. Stanford. The Company's Board of Directors has determined that Mr. Vanasek qualifies as an "audit committee financial expert" as defined by SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon the Company's review of the reports and representations provide to it by persons required to file reports under Section 16(a), the Company believes that all of the Section 16(a) filing requirements applicable to the Company's reporting officers and directors were properly and timely satisfied during 2005, except for late Form 3 filings by Harold S. Rabin and Mary A. Stanford.

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

Item 11. Executive Compensation

        The following information is given for 2005, 2004 and 2003 with respect to the compensation which was paid or accrued for services in such years, or which was paid in such years for services in prior years but not included in the remuneration table in prior years' proxy statements, for each of the executive officers of the Company as of December 31, 2005.

	Annual Compensation				Long-Term Compensation
Awards
Payouts
				Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options (Shares)
Name and Principal Positions	Year	Salary ($)	Bonus ($)				LTIP Payouts ($)	All Other Compensation ($)(1)
Edward F. Ruttenberg Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer	2003 2004 2005	196,812 196,812 155,812	120,000 140,000 140,000	— — —	— — —	— — —	— — —	— — —
Ronald Cronin Chief Financial Officer(2)	2003 2004 2005	— — 19,038	— — —	— — —	— — —	— — —	— — —	— — —

(1)
In accordance with applicable regulations, the amounts do not include perquisites and other personal benefits received by the named officers because the aggregate value of such benefits did not exceed the lesser of $50,000 or 10 percent of the total salary and bonus for the named officers.

(2)
Mr. Cronin became the Company's Chief Financial Officer effective December 15, 2005. Mr. Cronin resigned his position as the Company's Chief Financial Officer on March 17, 2006.

STOCK OPTIONS

1999 Plan

        In May 1999, the stockholders of the Company approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the "1999 Plan").

        Administration.    The 1999 Plan is administered by the Stock Option—Executive Compensation Committee of the Board of Directors (the "Committee"). The Committee has the sole discretion to interpret the 1999 Plan, establish and modify administrative rules, impose conditions and restrictions on awards, and take such other actions as it deems necessary or advisable. In addition, the full Board of Directors of the Company can perform any of the functions of the Committee under the 1999 Plan.

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

        Stock Options.    The Committee may grant to a participant incentive stock options, options which do not qualify as incentive stock options ("non-qualified stock options") or a combination thereof. The terms and conditions of stock option grants including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Committee. Incentive stock option grants shall be made in accordance with Section 422 of the Code.

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

        No options were granted or exercised in 2005 under the 1999 Plan. The following table sets forth information with respect to the persons named in the Executive Compensation Table concerning the exercise of options during the last fiscal year and unexercised options held as of December 31, 2005. Share data reflects the four-for-one stock distribution which was distributed on June 25, 1998.

Aggregated Option/SAR Exercises in Last Fiscal Year
And Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options at 12/31/05 (#)		Value of Unexercised In-The-Money Options at 12/31/05 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward F. Ruttenberg	—	—	25,000	—	—	—
Ronald Cronin	—	—	—	—	—	—

(1)
Calculated on the basis of the closing price of the underlying securities at the closing of the market on December 31, 2005 ($5.92 per share) minus the applicable exercise price.

ESTIMATED RETIREMENT BENEFITS

        The Company's pension plans for salaried employees (U.S. and Canadian) provide for an annual pension upon normal retirement computed under a career average formula, presently equal to 2% of an employee's eligible lifetime earnings, which includes salaries, commissions and bonuses. The following table sets forth the approximate annual benefits payable on normal retirement pursuant to the provisions of the pension plans for salaried employees to persons in specified lifetime average annual earnings categories and years-of-service classifications. Edward F. Ruttenberg is credited with eight years of service under this plan. See Note 9 for additional information about the Company's decision in May 2005 to freeze its obligations under the defined benefit plan for United States employees such that after July 15, 2005 no benefits will accrue under this plan.

	Annual Pension Benefits for Years of Credited Service Shown(1)
Lifetime Average Annual Earnings
	10 Years	20 Years	30 Years
50,000	10,000	20,000	30,000
75,000	15,000	30,000	45,000
100,000	20,000	40,000	60,000
125,000	25,000	50,000	75,000
150,000	30,000	60,000	90,000

(1)
Pension benefit amounts listed in the table are not subject to deduction for Social Security benefits.

        Effective February 1, 1999, the Company established a 401(K) Plan under which it matches employee contributions at the rate of $.10 per $1.00 of employee contributions up to 10% of employee's wages.

REPORT ON EXECUTIVE COMPENSATION

        This Report on Executive Compensation is furnished by the Stock Option—Executive Compensation Committee of the Board of Directors (referred to as the "Committee").

        In accordance with the rules of the Securities and Exchange Commission, this report is not incorporated by reference into any of the Company's registration statements under the Securities Act of 1933.

        The Committee consists of three members, Craig R. Frank, John E. Harris and Mary A. Stanford, all of whom are independent non-employee directors.

        The Committee is responsible for all aspects of executive compensation of the Company. It determines levels of executive compensation for each of the two principal executive officers of the Company and administers the Company's 1999 Stock Incentive Plan and the Company's 1988 Stock Incentive Plan. Following its deliberations, the Executive Committee makes periodic reports to the entire Board of Directors.

        Compensation Philosophy—The Company's overall executive compensation objective is to attract and retain qualified executive officers by compensating them at levels comparable to those at similar businesses. The Company's compensation program for executive officers consists of five components:

    (1)
    base salary;

    (2)
    participation in bonus distributions;

    (3)
    participation in other welfare and benefit plans available to employees of the Company and its subsidiaries generally; and

    (4)
    participation in the 1999 Stock Incentive Plan.

        Salary—The Committee reviews and, if appropriate, revises salary levels for the two principal executive officers of the Company annually. Salary adjustments made by the Committee generally become effective January 1 of each fiscal year.

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

        Bonus Distribution—The executive officers, on an annual basis at the end of each fiscal year, allocate discretionary bonuses to key employees of the Company. These bonuses are drawn from a pool established at the time by the executive officers based on factors including the operating results of the Company for such fiscal year. The Chief Executive Officer and the President make their determinations known to the Committee for all eligible employees. Decisions as to the amount of any such bonus to the two principal executive officers is determined by the Committee based on data submitted to it regarding individual performance and how their performance compares to the objectives and goals set forth at the beginning of each year. The bonuses are paid in cash.

        1999 Stock Incentive Plan—The Stockholders of the Company adopted the 1999 Stock Incentive Plan in May 1999 to recruit and retain highly qualified managers, consultants and staff. The Committee administers the Plan which includes directing the amount of stock options awarded, selecting the persons to receive stock option awards, determining the terms, provisions and exercise prices for the stock options. The actual amount earned by any individual who receives stock options is determined by the performance of the Company's stock. The Committee uses the level of responsibility of an individual as a guideline to establish the size of stock option awards.

        Other Plans—The Company maintains other pension benefit and welfare plans for employees of the Company and its subsidiaries, including a defined benefit plan, a 401(k) plan, medical, disability and life insurance plans. Executive officers participate in these plans on a non-preferential basis.

        Compensation of Chief Executive Officer—Mr. Ruttenberg's compensation is based on the same philosophy and policies for all executive officers and includes the same components as the executive officers. In January 2006, to assure Mr. Ruttenberg's continued service to the Company, he and the Company entered into an employment agreement with a three year term, subject to termination in accordance with its provisions. The Committee believes that Mr. Ruttenberg's compensation is reasonable, competitive and fair.

        Deductibility of Executive Compensation—Section 162(a) of the Internal Revenue Code imposes limits on tax deductions for annual compensation paid to a chief executive officer and other highly compensated officers unless the compensation qualifies as "performance-based" or is otherwise exempt under the law. The current levels of compensation of the executive officers of the Company are substantially below the levels at which the limitations of Section 162 are applicable. In the event that levels of compensation rise such that Section 162 should become applicable, the Committee intends to comply with the limitations of Section 162 unless such compliance is determined by the Committee not to be in the best interest of the Company at such time.

                      THE STOCK OPTION-EXECUTIVE
                      COMPENSATION COMMITTEE
                      John E. Harris, Chairperson
                      Craig R. Frank
                      Mary A. Stanford

COMPENSATION OF DIRECTORS

        During 2004 and 2005, each director, other than the Chair of the Audit Committee, who was not a salaried employee of the Company, was paid a base director fee of $2,000 per calendar quarter and a fee of $500 for each meeting of the Board of Directors or of a Committee of the Board which he attended. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee instead received a base director fee of $4,000 per calendar quarter and a fee of $500 for each meeting of the Board of Directors or of a Committee of the Board which he attended. All payments of compensation to directors were payable on a monthly basis.

        During 2006, each director, other than the Chair of the Audit Committee, who was not a salaried employee of the Company, was paid an annual base director fee of $8,000, payable quarterly at the end of each calendar quarter. $5,000 of that amount was payable in cash, and the remaining $3,000 was paid in the form of unregistered shares of the Company's Common Stock, as valued on the basis of the closing price thereof on the last business day of the calendar quarter for which such shares were issued. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee received an additional fee of $3,000 on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director received $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director received additional compensation for attendance at any meeting of any committee of the Board of Directors.

        Effective January 1, 2007, each director, other than the Chair of the Audit Committee, who was not a salaried employee of the Company, was paid an annual base director fee of $8,000, payable quarterly at the end of each calendar quarter. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee received an additional fee of $3,500 on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director received $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director received additional compensation for attendance at any meeting of any committee of the Board of Directors.

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

EMPLOYMENT CONTRACT

        On January 3, 2006, the Company and Mr. Ruttenberg, the Company's Chief Executive Officer, Chief Operating Officer and Treasurer, entered into an Employment Agreement (the "Employment Agreement") in connection with Mr. Ruttenberg's continued employment with the Company in such capacity

        The Employment Agreement provides for three years, subject to termination in accordance with its terms. Under the Employment Agreement, Mr. Ruttenberg will be paid a base annual salary in an amount of no less than $160,000, plus an annual bonus to the extent authorized by the Company's Board of Directors. Mr. Ruttenberg will be entitled to participate in any benefit programs maintained by the Company for full-time salaried employees generally. The Employment Agreement also contains customary covenants regarding nondisclosure of confidential information and non-competition restrictions.

        If the Employment Agreement is terminated as a result of Mr. Ruttenberg's death, disability or retirement, Mr. Ruttenberg or his estate, as applicable, will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and for a period of 12 months commencing with the beginning of the month immediate following the month in which the termination takes place and (ii) any annual bonus, prorated through the date of the termination. If Mr. Ruttenberg terminates the Employment Agreement for "good reason", Mr. Ruttenberg will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and for the period thereafter through December 31, 2008 and (ii) any annual bonus, prorated through the date of the termination. If the Company terminates the Employment Agreement for "cause", Mr. Ruttenberg will be entitled only to payment of his base salary for the entire calendar month in which the termination takes place. If the Employment Agreement is terminated after December 31, 2008 for any other reason, Mr. Ruttenberg will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and (ii) any annual bonus, prorated through the date of the termination.

CUMULATIVE TOTAL STOCKHOLDER RETURN

        The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on the Common Stock from the first day of trading in the Common Stock for the past five calendar years as compared to the Russell 2000 Index, the Hemscott Group Index and a peer group consisting of a group of business equipment manufacturers, including HNI Corp., Herman Miller, Inc., Xerox Corporation, Steelcase Inc. and Pitney Bowes, Inc. The graph assumes that $100 was invested on January 1, 2000.

        In accordance with the rules of the Securities and Exchange Commission, this presentation is not incorporated by reference into any of the Company's registration statements under the Securities Act of 1933.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AMERICAN LOCKER GROUP, INC.,
RUSSELL 2000 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

	2000	2001	2002	2003	2004	2005
American Locker Group, Inc.	100.00	309.09	242.73	202.91	268.16	107.64
Hemscott Group Index	100.00	133.83	115.30	168.80	192.54	190.44
Russell 2000 Index	100.00	101.02	79.22	115.16	135.31	139.81
Peer Group	100.00	131.03	110.74	160.09	185.56	178.85

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        As of August 24, 2007, the directors and named executive officers of the Company owned the following shares of Common Stock of the Company:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Edward F. Ruttenberg	79,841	(2)	5.2%
Craig R. Frank	150		*
John E. Harris	644		*
Anthony B. Johnston	0		*
Mary A. Stanford	644		*
James T. Vanasek	122,152	(3)	7.9%
All 6 directors and executive officers as a group(7)	203,431		13.1%

(*)
Less than 1%

(1)
The address of each listed individual is c/o American Locker Group Incorporated, 815 Main Street, Grapevine, TX 76051.

(2)
Includes 25,000 shares which Edward F. Ruttenberg has the right to obtain under stock options. Also includes 47,509 shares held by Edward F. Ruttenberg, 2,000 shares held jointly by Edward F. Ruttenberg and Sara Ruttenberg and 5,332 shares held by Rollform of Jamestown, Inc., a company in which Edward F. Ruttenberg and his immediate family own a 97% interest.

(3)
Includes 644 shares held in Mr. Vanasek's name and 121,508 shares held by VN Capital Management, LLC and Joinville Capital Management, LLC, of which Mr. Vanasek is a Principal, with respect to which Mr. Vanasek disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

EQUITY COMPENSATION PLAN INFORMATION

        Information about its equity compensation plans at December 31, 2005 was as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	33,600	$7.43	73,000
Equity compensation plans not approved by security holders	—	—	—

Total	33,600	$7.43	73,000

Item 13. Certain Relationships and Related Transactions

        The Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown Inc., a rollforming company. One of the Company's subsidiaries purchased

$90,000, $245,000 and $151,000 of fabricated parts from Rollform of Jamestown, Inc. in 2005, 2004 and 2003, respectively.

        Alan H. Finegold, a director of the Company through 2007, was paid $197,000, $20,000 and $55,000 for consulting and legal services to the Company in 2005, 2004 and 2003, respectively. Consulting services were provided pursuant to a consulting arrangement which was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2005 and 2004 totaled $32,000 and $0, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

        Roy J. Glosser, a former director and officer of the Company is related to the Chairman of the Board of Signore, Inc., a vendor that supplies metal lockers. Purchases from Signore, Inc. totaled $3,310,000, $2,990,000, and $2,751,000 in 2005, 2004 and 2003, respectively. Amounts due Signore, Inc. and included in accounts payable at December 31, 2005 and 2004 totaled $263,000 and $230,000, respectively. The Company terminated its relationship with Signore, Inc. in 2006. See Note 19.

Item 14. Principal Accountant Fees and Services 9(e)

        The Audit Committee of the Board of Directors of the Company has appointed Travis, Wolff & Company, LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2005. Previously, the Company engaged Schneider Downs & Co., Inc. as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2004. Schneider Downs & Co., Inc. resigned as the independent registered public accounting firm effective August 26, 2005.

        The following table presents fees and other expenses for professional audit services rendered by (i) Travis, Wolff & Company, LLP for the audit of the Company's annual financial statements for the year ended December 31, 2005 and fees and other expenses for other services rendered during that period and (ii) Schneider Downs & Co., for the audit of the Company's annual financial statements for the year ended December 31, 2004 and fees and other expenses for other services rendered during that period.

	2005	2004
Audit fees	$409,000	$185,000
Audit-related fees	39,000	0
Tax fees	31,000	2,600
All other fees	0	500

Total	$479,000	$188,100

AUDIT FEES

        Audit fees in 2005 relate to services rendered in connection with the audit of the Company's consolidated financial statements and the quarterly review of the financial statements included in the Company's Form 10-Q for its third fiscal quarter.

AUDIT-RELATED FEES

        Audit-related fees in 2005 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are not reported under the caption "Audit Fees" above. Audit-related fees in 2005 relate to services rendered in connection with the audit of the Company's U.S. employee benefit plans.

TAX FEES

        Tax fees in 2005 include fees for services with respect to tax compliance, tax advice and tax planning.

OTHER FEES

        There were no other fees in 2005.

        The Audit Committee considered whether the provision of all services described above was compatible with maintaining the auditor's independence, and has determined that such services for 2005 and 2004 were compatible with maintaining the auditor's independence. All services described above were pre-approved by the Audit Committee.

Part IV

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

American Locker Group Incorporated

Index to Financial Statements and Financial Statement Schedules

        The financial statements together with the reports of Travis, Wolff & Company, LLP dated August 30, 2007, Schneider Downs & Co., Inc. dated March 18, 2005, May 12, 2005 and August 31, 2007 and Ernst & Young LLP dated February 24, 2004 are included in Item 8 Financial Statements and Supplementary Data in the Annual Report on Form 10-K.

        Financial Schedules for the years 2005, 2004, and 2003:

          Valuation and Qualifying Accounts

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Year ended 2005
	Allowance for Doubtful Accounts	$232,000	$332,000	$(444,000)	$120,000
	Reserve for Inventory Valuation	386,000	617,000	—	1,003,000
Year ended 2004
	Allowance for Doubtful Accounts	$371,000	$155,000	$(294,000)	$232,000
	Reserve for Inventory Valuation	457,000	123,000	(194,000)	386,000
Year ended 2003
	Allowance for Doubtful Accounts	$333,000	$94,000	$(56,000)	$371,000
	Reserve for Inventory Valuation	357,000	100,000	—	457,000

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

/s/ EDWARD F. RUTTENBERG Edward F. Ruttenberg Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer
August 31, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD F. RUTTENBERG Edward F. Ruttenberg	Chairman, Chief Executive Officer, Chief Operating Officer, Treasurer, Principal Executive, Financial and Accounting Officer	August 31, 2007
/s/ CRAIG R. FRANK Craig R. Frank	Director	August 31, 2007
/s/ JOHN E. HARRIS John E. Harris	Director	August 31, 2007
/s/ ANTHONY B. JOHNSTON Anthony B. Johnston	Director	August 31, 2007
/s/ MARY A. STANFORD Mary A. Stanford	Director	August 31, 2007
/s/ JAMES T. VANASEK James T. Vanasek	Director	August 31, 2007

EXHIBIT INDEX

Exhibit No.		Prior Filing or Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980
3.2	Amendment to Certificate of Incorporation changing name of company	Form 10-C filed May 6, 1985
3.3	Amendment to Certificate of Incorporation limiting liability of Directors and Officers	Exhibit to Form 10-K for year ended December 31, 1987
3.4	By-laws of American Locker Group Incorporated as amended and restated	Exhibit to Form 10-K for year ended December 31, 1985
3.5	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999
3.6	Amendment to By-laws of American Locker Group Incorporated dated January 15, 1992	Exhibit to Form 10-K for year ended December 31, 1991
3.7	Amendment to Bylaws dated March 3, 1999	Exhibit to Form 10-K for year ended December 31, 1998
3.8	Amendment to Bylaws dated November 19, 1999	Exhibit to Form 10-K for year ended December 31, 1999
10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005
10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999
10.3	Rights Agreement dated November 19, 1999 between American Locker Group Incorporated and Chase Mellon Shareholder Services LLC	Exhibit to Form 8-K filed November 18, 1999
10.4	Employment Agreement dated January 3, 2006 between American Locker Group Incorporated and Edward F. Ruttenberg	Exhibit to Form 8-K filed January 4, 2006
10.5	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999
10.6	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc.	Filed herewith
10.7	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor.	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Travis, Wolff & Company, LLP	Filed herewith
23.2	Consent of Schneider Downs & Co., Inc.	Filed herewith
23.3	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith