Form 10-K
period 2006-12-31
AMERICAN LOCKER GROUP INC
filed 2007-09-04
CIK 8855

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-439

American Locker Group Incorporated
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0338330 (I.R.S. Employer Identification No.)
815 South Main Street Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
(817) 329-1600 (Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        As of August 31, 2007, 1,549,516 shares of Common Stock, $1.00 par value per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2007 was $5,484,340 based on the closing price per share of Common Stock on that date of $4.00 as quoted by The Pink Sheets. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in "Item 1. Business," "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this Annual Report on Form 10-K, the words "anticipates," "plans," "believes," "estimates," "intends," "expects," "projects," "will" and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company's statements regarding business strategy, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management's beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company's control. The Company's actual results could differ materially from those expressed in any forward-looking statement made by or on the Company's behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

        American Locker Group Incorporated (the "Company") is an engineering, assembling, manufacturing and marketing enterprise engaged primarily in the sale of lockers. This includes coin operated, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution systems. The key controlled checking lockers are sold to the recreation industry, bookstores, military posts, law enforcement agencies, libraries and for export. The electronically controlled lockers are sold for use as secure storage in the business environment, and the coin operated lockers are sold or leased for use in the recreation industry and other uses. The aluminum centralized mail and parcel distribution lockers historically have been sold to the United States Postal Service ("USPS") and to distributors and resellers for use in centralized mail and parcel delivery in new housing and industrial developments, inside postal lobbies and apartment buildings and for replacement of older style lockers in existing locations.

        The Company was incorporated on December 15, 1958, as a subsidiary of its former publicly-owned parent. In April 1964, the Company's shares were distributed to the stockholders of its former parent, and it became a publicly held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses, including the disposition of its original voting machine business.

        In July 2001, the Company acquired Security Manufacturing Corporation ("SMC"). SMC manufactures aluminum cluster box units, which historically have been sold to the USPS and private markets, as well as other mail delivery receptacles. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its market share in the postal market.

        On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum cluster box units ("CBUs") would not be renewed, and the contract expired on May 31, 2005. During 2006, 2005 and 2004, sales to the USPS accounted for 3.2%, 21.4%, and 53.9%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6%, 32.5%, and 18.6% of the Company's sales in 2006, 2005 and 2004, respectively. Since May 31, 2005, the

Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The USPS decertification of the Company's Model E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to produce the USPS-B-1118 at required levels. The Company will continue to sell existing inventories of the Model E CBU through September 2007. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, in addition to the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design, make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, New York upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, New York to company-owned facilities in Grapevine, Texas. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        The restructuring plan adopted by the Company's Board of Directors assumed that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the loss of its CBU contract with the USPS, which provided over 50% of the Company's annual sales revenues in fiscal 2004 and 2003. The Company recorded a provision of $2,329,000 in fiscal year 2005 to cover the costs of the restructuring plan. The restructuring plan allowed the Company to significantly reduce annual selling, general and administrative expenses.

        The Company received a notice of default and reservation of rights letter in March 2005 from its lender regarding its term loan as a result of the non-renewal of the Company's CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan and repaid the term loan in full. The Company also was verbally advised by this lender that its revolving line of credit was no longer available and that the outstanding mortgage loan would not be renewed upon maturity. On March 5, 2007, the Company entered into a credit agreement with a new lender. The new credit agreement established a $2,200,000 mortgage loan as well as a $750,000 revolving line of credit. The Company used borrowings under the new mortgage loan to refinance its prior mortgage loan.

Business Segment Financial Information

        The Company, including its foreign subsidiary, is engaged primarily in one business: the sale of lockers, including coin, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution lockers. Please see the Company's consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Competition

        While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. ("ALSSI") and Canadian Locker Co., are the dominant suppliers of key/coin controlled checking lockers in the United States and Canada. As a result of the introduction of the new specification and design for CBUs, the Company faces active competition from one or more manufacturers of postal locker products sold in the private market.

Raw Materials

        Present sources of supplies and raw materials incorporated into the Company's metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the marketplace.

        The Company's metal coin operated and electronic lockers have been manufactured through mid-year 2006 by Signore pursuant to a manufacturing agreement that terminated effective May 24, 2006, except for the locks, which are manufactured by ALSSI. The Company's aluminum CBUs and mailboxes are manufactured and sold by the Company's wholly-owned subsidiary, SMC.

Patents

        The Company owns a number of patents, none of which it considers to be material to the conduct of its business.

Employees

        The Company and its subsidiaries actively employed 147 individuals on a full-time basis as of December 31, 2006, 11 of whom were based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company's employees are represented by a union.

Dependence on Material Customer

        During 2006, 2005 and 2004, sales to one customer, the USPS, accounted for 3.2%, 21.4% and 53.9%, respectively, of net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6%, 32.5% and 18.9% of the Company's sales in 2006, 2005 and 2004, respectively. In February 2005, the Company was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005.

Research and Development

        The Company engages in research and development activities relating to new and improved products. It expended $325,000, $32,000 and $153,000, in 2006, 2005 and 2004, respectively, for such activity in its continuing businesses.

Compliance with Environmental Laws and Regulations

        The Company's facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company's owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See "Item 3. Legal Proceedings," and Note 17 to the Company's consolidated financial statements included under Item 8 for further discussion with respect to the settlement of certain environmental litigation.

Backlog and Seasonality

        Backlog of orders is not significant in the Company's business, as shipments usually are made shortly after orders are received. The Company's sales do not have marked seasonal variations.

Available Information

        The Company files with the U.S. Securities and Exchange Commission (the "SEC") quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.americanlocker.com. The contents of the Company's website are not part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

        The Company's results from continuing operations and its financial position could be adversely affected in the future by known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Some of these factors are described in more detail in this Annual Report on Form 10-K and in the Company's filings with the SEC. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

The Company has recently implemented a restructuring plan intended to reduce operating expenses. If the restructuring plan does not have the intended effects, the Company's ability to remain in business may be adversely affected.

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

The success of the Company's restructuring plan is based, in part, upon the Company commencing sales of the new USPS-B-1118 CBU. If approval to manufacture the new CBU is not timely received or if the Company otherwise experiences a delay in commencing sales, the Company's results of operations and its business and financial condition could be materially adversely affected.

        The Company's restructuring plan contemplates that it will develop and commence sales of USPS-B-1118 CBU to the private market. Sales to the private market accounted for 35.6%, 32.5%, and 18.9% of the Company's sales in 2006, 2005 and 2004, respectively. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The decertification of the Company's Model E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at current levels. If the Company is not able to timely obtain USPS approval, or determines not to pursue the manufacture of USPS-B-1118 CBU or otherwise experiences a delay that prevents it from being able to develop and commence sales of a replacement CBU in 2007, the Company's results of operations and its business and financial condition could be materially adversely affected. In particular, a further round of cost-cutting measures may become necessary if the Company determines not to pursue the manufacture of USPS-B-1118 CBU, the Company fails to receive approval from the USPS or the Company's development and commencement of sales of USPS-B-1118 CBU are significantly delayed beyond the currently contemplated estimates.

The Company has identified weaknesses in its internal controls and accounting systems.

        The Company has identified weaknesses in its internal controls and accounting systems and has proposed remedies, including changes in its accounting systems and the hiring of qualified accounting personnel to implement such remedies (see "Item 9A. Controls and Procedures"). If the Company is not able to effectively implement these remedies, the Company may be subject to regulatory scrutiny and a loss of public confidence in its internal controls, which could affect the Company's business, financial condition and results of operations.

The Company has experienced rising costs, which it may not be able to successfully mitigate.

        Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2005 and 2006. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of sales through price increases. The Company's ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company's control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts.

The Company's business is materially impacted by general economic conditions and the threat of terrorist activity.

        The Company's business depends, in part, upon private sales to customers in the housing, travel and other recreational industries. Any decline in general economic conditions in the United States or any heightened threat of terrorist and military actions could adversely affect the Company's ability (and the ability of its suppliers and customers) to accurately forecast and plan future business activities, as these conditions particularly impact customers of the Company that operate theme parks, resorts and other travel-dependent businesses. As a result, customers could reduce their purchases of the Company's products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company's results of operations, business and financial condition.

The Company's future success will depend, in large part, upon its ability to successfully introduce new products.

        The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products, particularly the USPS-B-1118 CBU. The Company's ability to successfully develop, introduce and sell new products depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing initiatives related to the new products. Given the Company's current financial position, the Company may not have enough capital on hand to develop, manufacture and successfully introduce new products, and a failure to do so would have a material adverse effect on the Company.

We are heavily dependent upon our senior management, and a loss of any of our key managers could adversely affect our business and results of operations.

        The Company's future success will depend, to a substantial degree, upon the continued service of the key members of the Company's management team. Although the Company is not aware that any key personnel is planning to retire or leave in the near future, the loss of the services of any key member of the Company's management team, or their inability to perform services on the Company's behalf, could have a material adverse effect on the Company's results of operations, business and financial condition.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        The location and approximate floor space of the Company's principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Location	Subsidiary	Approximate Floor Space In Sq. Ft.	Use
Ellicottville, NY	American Locker Security Systems, Inc.—Lock Shop	12,800	Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	4,000*	Coin-operated lockers and locks
Toronto, Ontario	Canadian Locker Company, Ltd.	3,000*	Warehouse
Grapevine, TX	Altreco, Inc. (Operated by Security Manufacturing Corporation)	70,000	Manufacturing and corporate headquarters
TOTAL		89,800

        The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company's presently contemplated needs.

Item 3. Legal Proceedings.

        In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "NYSDEC") advising the Company that it is a potentially responsible party ("PRP") with respect to environmental contamination at and alleged migration from property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights.

        Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 160 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company's insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 18, 2007 is approximately 40 cases.

        While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

        The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company's operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

        The Company's common stock, par value $1.00 per share, is not currently listed on any exchange. As of the opening of business on April 3, 2006, the Company voluntarily delisted its common stock from the Nasdaq Stock Market. The last trading day for the Company's common stock on the Nasdaq National Market was Friday, March 31, 2006. The Company's common stock currently is quoted on The Pink Sheets under the symbol "ALGI.PK". The following table shows the range of the low and high sale prices and bid information, as applicable, for the Company's common stock in each of the calendar quarters indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Market Price
Per Common Share

2006	High	Low
Quarter ended December 31, 2006	$4.55	$4.00
Quarter ended September 30, 2006	5.00	4.10
Quarter ended June 30, 2006	7.00	4.10
Quarter ended March 31, 2006	5.74	4.37
2005	High	Low
Quarter ended December 31, 2005	$5.95	$3.75
Quarter ended September 30, 2005	6.15	4.00
Quarter ended June 30, 2005	6.50	3.62
Quarter ended March 31, 2005	14.99	5.13

        The closing price of our common stock as of June 30, 2007, was $4.00. The Company had 902 security holders of record as of that date.

        The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.

Performance Graph

        The graph set forth below shows the cumulative total stockholder return (i.e., price change plus reinvestment of dividends) on the Common Stock from the first day of trading in the Common Stock for the past five calendar years as compared to the Russell 2000 Index, the Hemscott Group Index and a peer group consisting of a group of business equipment manufacturers, including HNI Corp., Herman Miller, Inc., Xerox Corporation, Steelcase Inc. and Pitney Bowes, Inc. The graph assumes that $100 was invested on January 1, 2001.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AMERICAN LOCKER GROUP INC.
RUSSELL 2000 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
American Locker Group, Inc.	100.00	78.53	65.65	86.76	34.82	28.53
Hemscott Group Index	100.00	86.15	126.13	143.87	142.30	164.24
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02
Peer Group	100.00	84.21	122.59	142.42	136.73	153.07

Item 6. Selected Financial Data.

        The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The historical selected financial information derived from the Company's audited financial information may not be indicative of the Company's future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,"

"Item 8. Financial Statements and Supplementary Data," "Item 1. Description of Business," and Note 18 to the Company's consolidated financial statements in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Sales	$25,065,090	$32,303,689	$49,653,129	$39,738,702	$41,120,837
Income (loss) before income taxes	1,026,614	(9,274,212)	4,479,024	3,561,477	4,972,307
Income taxes	387,148	(1,182,314)	1,797,990	1,398,247	1,949,479
Net income (loss)	639,466	(8,091,898)	2,681,034	2,163,230	3,022,828
Earnings (loss) per share—basic	0.41	(5.25)	1.75	1.42	1.57
Earnings (loss) per share—diluted	0.41	(5.25)	1.72	1.39	1.54
Weighted average common shares outstanding—basic	1,547,392	1,540,179	1,534,146	1,523,429	1,921,612
Weighted average common shares outstanding—diluted	1,547,392	1,540,179	1,557,931	1,554,328	1,957,561
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	184,257	333,389	456,865	529,642	670,144
Depreciation and amortization expense	396,304	562,078	706,929	893,236	974,165
Expenditures for property, plant and equipment	98,591	475,775	280,562	543,146	316,180
YEAR-END POSITION
Total assets	14,470,202	15,099,389	28,861,930	25,873,480	25,034,616
Long-term debt, including current portion	2,178,042	2,316,210	6,668,596	8,305,487	9,933,813
Stockholders' equity	9,254,842	8,472,164	16,549,549	13,984,409	11,687,180
Stockholders' equity per share(1)	5.97	5.48	10.79	9.12	7.70
Common shares outstanding at year-end	1,549,516	1,546,146	1,534,146	1,534,146	1,517,146
Number of employees	147	132	149	154	161

(1)
Based on shares outstanding at December 31, 2006.

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

Revenue Recognition

        The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 54.8% of its revenue in 2006 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not been significant.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management uses judgmental factors such as customer's payment history and the general economic climate, as well as considering the age of and past due status of invoices, in assessing collectiblity and establishing the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an inability to make payments, an increase in the allowance resulting in a charge to expense would be required.

Inventories

        The Company records reserves for estimated obsolescence or unmarketable inventory equal to the difference between the actual cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and management's review of existing inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves resulting in a charge to expense would be required.

Goodwill

        As discussed in Note 2 to the Company's consolidated financial statements, the Company had recorded Goodwill of $6,155,000 in connection with the acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, performed the required goodwill impairment tests. These tests were performed annually at the beginning of the fourth calendar quarter. In assessing impairment, the Company made assumptions regarding future cash flows and other factors to determine the fair value of the respective net assets. Based upon these tests, no impairment was determined to exist through December 31, 2004.

        In February of 2005, the Company was notified that its contract with USPS for polycarbonate and Aluminum CBUs, which accounted for approximately 54% of the Company's net sales in fiscal 2004, would not be renewed. This contract expired May 31, 2005. Due to the significant reduction in business resulting from the loss of the USPS contract, it was determined that the fair value of the Company had declined significantly. After the loss of the contract, management concluded that the fair value of the Company was not in excess of the carrying value of the underlying tangible assets, indicating that there is no longer value attributable to goodwill. Accordingly, the Company recorded a goodwill impairment charge of approximately $6,155,000 against its operating results in the first quarter of 2005.

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

        In accordance with Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. As discussed in Note 1 to the Company's consolidated financial statements, the Company implemented a restructuring plan in 2005 as a result of the loss of the USPS contract discussed above. As part of the restructuring plan, the Company recorded an impairment charge of approximately $92,000 in 2005.

Pension Assumptions

        The Company maintains a defined benefit plan covering its U.S. employees and a separate defined benefit plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2006 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, assumptions for the rates of compensation increase and discount rate were also made. The rate of compensation increase used in determining the 2006 pension costs was 2.0% for the Canadian plan and was determined using projections of inflation and real wage increase assumptions. The discount rates used in determining the 2006 pension costs were 5.50% and 5.0% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

        Effective July 15, 2005, the Company froze the accrual of any additional benefits under the U.S. plan. In addition to the freeze, the Company also made a partial settlement of certain benefit obligations. The settlement resulted in a reduction of plan assets and an equal reduction of the projected benefit obligation of $1,128,693. The impact of freezing the plan was a settlement loss of $239,000 and a curtailment loss of $14,000 recognized in the fiscal year ended December 31, 2005.

Deferred Income Tax Assets

        The Company had net deferred tax assets of approximately $919,470 at December 31, 2006. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2006, are realizable. If future operating results continue to generate taxable losses, it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Recoverable Income Taxes

        Recoverable income taxes at December 31, 2006 total $579,000 and represent federal and state income tax refund claims the Company has submitted.

Results of Operations—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overall Results and Outlook

        The Company had consolidated net sales of $25,065,000 in 2006, a decrease of $7,239,000, or 22.4%, compared to the prior year sales of $32,304,000. This decrease was attributable primarily to the loss of the USPS contract discussed below. Pre-tax operating results increased to a pre-tax profit of $1,027,000 in 2006 from a reported pre-tax loss of $9,274,000 in 2005. Results in 2005 were negatively impacted by one-time charges of $2,329,000 for restructuring charges and $6,155,000 impairment charge related to the write-down of previously recorded goodwill. After tax operating results increased to a reported net profit of $639,000 in 2006 from a net loss of $8,092,000 in 2005. Net income per share was $0.41 per share on a diluted basis in 2006, up from a net loss per share of $5.25 in the previous year.

Non-Renewal of USPS Contract and Other Events

        On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service ("USPS") for polycarbonate and aluminum cluster box units ("CBUs") would not be renewed, and the contract expired on May 31, 2005. During 2006, 2005 and 2004, sales to the USPS accounted for 3.2%, 21.4% and 53.9%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6%, 32.5% and 18.6% of the Company's sales in 2006, 2005 and 2004, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The USPS decertification of the Company's Model E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at desired levels. The Company will continue to sell existing inventories of the Model E CBU through August 2007, and it does not presently anticipate that it will incur material inventory write-offs as a result of such decertification. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        Following the Company's announcement that the USPS CBU contract would not be renewed, the Board of Directors formed a Restructuring Committee for the purposes of selecting a financial advisor and evaluating a restructuring plan. In March 2005, following Board approval, the Company announced that it had retained Compass Advisory Partners, LLC ("Compass") to provide strategic consulting services to the Company with respect to potential restructuring and cost reductions necessitated by the non-renewal of the USPS CBU contract. The Restructuring Committee, in consultation with Compass, undertook a review of the Company's financial position and business and operations. In particular, the Restructuring Committee and Compass reviewed: (i) the financial impact of the loss of the Company's

CBU contract with the USPS; (ii) the economics of the Signore manufacturing agreement; (iii) the prospects for new product development, including emphasis on the USPS-B-1118 series aluminum CBUs; and (iv) an emphasis on cash generation and retention during the restructuring phase.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, in addition to the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design, make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, New York upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, New York to company-owned facilities in Grapevine, Texas. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        In March of 2007 and in furtherance of the restructuring plan, the Company successfully negotiated a new credit facility with the F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan, the proceeds of which were used to repay the Company's then existing mortgage loan, and a $750,000 revolving line of credit.

        By entering into a new credit agreement with a new lender, the Company expects to have adequate cash to meet its debt obligations and have sufficient working capital to meet its current operational needs. The Company's long term working capital needs are contingent upon successful development and sale by the Company to the private market of the new USPS-B-1118 CBU.

Net Sales

        Consolidated sales in 2006 amounted to $25,065,000. This decrease from 2005 sales of $32,304,000 was due to the fact that there were no sales of plastic lockers, which included polycarbonate CBUs and outdoor parcel lockers in 2006. The Company's consolidated sales consisted entirely of sales of metal storage lockers (coin-op, temporary storage, electronic keyless and service) and metal postal lockers (aluminum CBUs, indoor mailboxes and collection boxes). Sales of these metal locker products increased $1,903,000, or 8.2%, from $23,162,000 in 2005 due primarily to increased sales of postal lockers at SMC.

        In 2005, consolidated sales were $32,304,000, of which 28.3% were plastic lockers sold to the USPS and the private market. Sales by general product group for the last two years were as follows:

	2006	2005	Percentage Increase (Decrease)
Plastic Locker Sales	—	$9,142,000	n/a
Metal Locker Products	25,065,000	23,162,000	8.2%

Cost of Sales

        Consolidated cost of sales as a percentage of sales was 66.3% in 2006 as compared to 74.0% in 2005. In 2005, cost as a percentage of sales was higher due to one-time expenses of $617,000 to increase the reserve for inventory valuation, the write-off of $615,000 of inventory related to the termination of the manufacturing agreement with Signore, and expenses associated with the cancellation of the USPS polycarbonate CBU contract.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses in 2006 totaled $7,285,000, a decrease of $1,204,000 compared to $8,489,000 in 2005. The decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the restructuring plan, which were partially offset by an increase of $698,000 in legal, consulting and accounting fees related to the fiscal year 2005 audit.

Other Income and Expense—Net

        Other expense in excess of other income in 2006 totaled $159,000, a decrease of $294,000 compared to other income in excess of other expenses of $453,000 in 2005. In 2005, the Company incurred several one-time expenses, including realizing an $84,000 loss on the disposal of certain assets, paying $238,000 in professional fees on income tax recovery matters and a $40,000 pre-payment penalty to the Company's former principal lender.

Interest Expense

        Interest expense in 2006 totaled $184,000, a decrease of $149,000 compared to $333,000 in 2005. The decrease is the result of lower average outstanding debt balances due to the accelerated term loan repayments and scheduled mortgage loan repayments totaling $4,352,000 during 2005. No new debt borrowings were incurred in 2006. Further, during 2006 the Company did not have any outstanding borrowings under its line of credit.

Income Taxes

        In 2006, the Company recorded an income tax expense of $387,000 compared to income tax benefit of $1,182,000 in 2005. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss or pre-tax income was 37.7% in 2006 compared to 12.8% in 2005. The lower effective tax rate in 2005 results principally from the non-deductible charge for the impairment of goodwill.

Results of Operations—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overall Results and Outlook

        In February 2005, the Company was notified that its CBU contract with the USPS, which accounted for 53.9% of the Company's net sales in 2004, would not be renewed. The Company's loss of the USPS contract had a significant impact on the Company's overall results for 2005. For more detail concerning the loss of the USPS contract, please see "Results of Operations—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Non-Renewal of USPS Contract and Other Events" above.

        The Company had consolidated net sales of $32,303,689 in 2005, a decrease of $16,719,728, or 34.1%, compared to the prior year record sales of $49,023,417, due primarily to the loss of the USPS contract discussed above. As a result, pre-tax operating results declined from a reported pre-tax income of $4,479,024 in 2004 to a pre-tax loss of $9,274,211 in 2005 after accounting for one-time charges of $2,329,191 for restructuring charges and a $6,155,204 impairment charge related to the write-down of previously recorded goodwill. After tax operating results declined from a reported net income of $2,681,034 in 2004 to a net loss of $8,091,898 in 2005. Net loss per share on a diluted basis was $5.25 per share in 2005, down from a net income per share of $1.72 in the previous year.

Net Sales

        Consolidated sales in 2005 amounted to $32,303,689, of which 28.3% were plastic lockers which included polycarbonate CBUs and Outdoor Parcel Lockers (OPLs). The remainder of the Company's consolidated sales consisted primarily of sales of metal storage lockers (coin-op, temporary storage, electronic keyless and service) and metal postal lockers (aluminum CBUs, indoor mailboxes and collection boxes). These Metal Locker Products amounted to 71.7% of total consolidated sales in 2005, an increase of $1,565,000 due primarily to increased sales of aluminum CBUs at SMC and increased locker sales at Canadian Locker Company and at ALSSI.

        In 2004, consolidated sales were $49,653,129, of which 56.5% were plastic lockers sold to the USPS and the private market. Consolidated sales for 2004 include a one-time sale to the USPS in the third quarter of 2004 of approximately $7,000,000. Sales by general product group for the last two years were as follows:

	2005	2004	Percentage Increase (Decrease)
Plastic Locker Sales	$9,142,000	$28,056,000	(67.4)%
Metal Locker Products	23,162,000	21,597,000	7.2%

Cost of Sales

        Consolidated cost of sales as a percentage of sales in 2005 was 74.0% as compared to 69.8% in 2004. The increase in cost as a percentage of sales is a direct result of higher material costs that were not able to be completely passed through to the customer and increased allocable overhead costs resulting from the lower volume of shipments and production.

        The Company also evaluated its inventory for impairment and expected losses and the Company recorded an inventory impairment charge of $147,000 and accrued $125,000 for an anticipated loss on committed purchase orders. The expense was included in cost of sales for the quarter ended March 31, 2005.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses in 2005 totaled $8,488,771, a decrease of $626,674 compared to $9,115,445 in 2004. The decrease in 2005 was primarily due to a reduction in personnel related expenses as a result of the implementation of the restructuring plan, which was partially offset by an increase of $161,000 in freight charges caused by higher fuel prices.

Asset Impairment—Goodwill

        Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Tangible Assets," the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company's test for impairment indicated that no goodwill exists. Accordingly, the Company recorded an impairment charge of $6,155,204 in 2005.

Restructuring Costs

        In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company's plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions was realized by relocating the Company's headquarters, from leased facilities in Jamestown, New York to a Company-owned facility on Grapevine, Texas. In addition, savings will be realized by eliminating certain corporate level staff and several satellite sales offices. To implement the restructuring plan, the Company anticipates incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,329,191. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

Other Income and Expense—Net

        In 2005, other expense in excess of other income totaled $452,620, an increase of $332,396 compared to other income in excess of other expenses of $120,224 in 2004. In 2005, the Company realized an $84,000 loss on the disposal of certain assets, paid $238,000 in professional fees on income tax recovery matters and a $40,000 pre-payment penalty to the Company's former principal lender.

Interest Expense

        Interest expense in 2005 totaled $333,389, a decrease of $123,476 compared to $456,865 in 2004. The decrease is the result of lower average outstanding debt balances due to the accelerated term loan repayments and scheduled mortgage loan repayments totaling $4,352,386 during 2005. No new debt borrowings were incurred in 2005. Further, during 2005 the Company did not have any outstanding borrowings under its line of credit.

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

Liquidity and Sources of Capital

        The Company's liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2006	2005
Current Ratio	4.3 to 1	3.3 to 1
Working Capital	$7,907,000	$7,362,000

        The increase in working capital of $545,000 relates primarily to the net income for the year ended December 31, 2006 of $639,000 net of capital expenditures of $99,000.

        During 2005 and 2006, the Company was in technical default of its long-term debt agreement with its then primary lender, rendering the entire $6,669,000 outstanding balance due upon demand. During 2005, the Company repaid $4,352,000 of the outstanding debt and in March of 2007, entered into a new long-term debt agreement with a new principal lender.

        As a result of securing the new debt facility, in March 2007, the Company used the proceeds of a new $2,200,000 term loan to repay the then existing mortgage. Accordingly, the mortgage note balance outstanding at December 31, 2006 and 2005 was classified as to current and long-term under its originally scheduled payment terms.

        The new term loan is payable in monthly installments of $22,493 including accrued interest at prime plus .75%.

        The Company's policy is to maintain modern equipment and adequate capacity. During 2006, 2005 and 2004 the Company expended $99,000, $476,000 and $281,000, respectively, for capital additions. Capital expenditures in all three years were financed principally from operations. The Company expects capital expenditures in 2007 to be at the upper end of the range of expenditures made in the last three years due to the acquisition of new equipment and tooling in preparation of producing the USPS-B-1118 CBU and other new products. It is expected that capital expenditures will be funded from cash on hand.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Contractual Obligations

        The Company has contractual obligations as of December 31, 2006 relating to long-term and current debt, operating lease arrangements and purchase obligations. The Company does not guarantee the debt of any third parties. All of the Company's subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt, operating leases and purchase obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,178,042	$152,192	$2,025,850	—	—
Operating lease obligations	212,000	112,000	97,000	3,000	—
Purchase obligations	—	—	—	—	—

Total	$2,390,042	$264,192	$2,122,850	$3,000	$—

        The above amounts for long-term debt do not include interest.

        The Company has had continuing obligations under its U.S. and Canadian defined benefit pension plans. These are funded plans under which the Company is required to make contributions to meet ERISA and Canadian funding requirements. The Company's contributions to the plans have ranged from approximately $100,000 to $400,000 over the last four years. The required funding is based on actuarial calculations that take into account various actuarial results and certain assumptions. Contributions to the plans for the year ended December 31, 2006 totaled $268,000.

        As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company froze its obligations under the U.S. defined benefit plan such that after July 15, 2005, no benefits will accrue under this plan.

Other Agreements

        During 2002, the Company entered into agreements to become 5% members of two limited liability companies (LLCs). Third parties formed the LLCs in order to provide luggage cart services at two U.S. airports. The Company has sold luggage cart products to these LLCs. The Company contemplates a sale of its luggage cart assets and may not be in a position to make further sales to these LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the

LLCs had no impact on the Company's 2006 operating results or financial position, and is not expected to have any material impact in the future.

Impact of Inflation and Changing Prices

        Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2005 and 2006. The average cost per pound of aluminum based on the three month buyer contract on the London Metals Exchange was $.7802, $.8613, and $1.1752 in 2004, 2005 and 2006, respectively, representing increases of 10.4% from 2004 to 2005 and 36.4% from 2005 to 2006. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

        The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs, such as pension costs discussed above, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

        The Company uses the LIFO method of accounting for over 42% of its inventory. This method tends to match current costs with current revenues. During inflationary periods, it reduces reported income, thereby reducing taxes, which improves cash flow.

Market Risks

Raw Materials

        The Company does not have any long-term commitments for the purchase of raw materials. With respect to its products that use steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited. Present sources of supplies and raw materials incorporated into the Company's products are generally considered to be adequate and are currently available in the marketplace.

Foreign Currency

        The Company's Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation's net assets represent only 12% of the Company's aggregate net assets at December 31, 2006. Presently, management does not hedge its foreign currency risk.

Interest Rate Risks

        The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at December 31, 2006. On March 5, 2007, the Company entered into a new credit agreement which provided a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the Bank's prime rate plus .75%.

Effect of New Accounting Guidance

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006, and the initial adoption did not have a material impact on the results of operations.

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard in 2006 and the initial adoption did not have a material impact on the results of operations, financial position or cash flows.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on the Company's consolidated financial statements.

        In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. Adoption of EITF No. 06-3 is not expected to affect our financial position or results of operations.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.

        In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

Quotation of Common Stock

        As of the opening of business on April 3, 2006, the Company voluntarily delisted its common stock from the NASDAQ Stock Market. The last trading day for the Company's common stock on the NASDAQ National Market was Friday, March 31, 2006. The Company's common stock currently is quoted on The Pink Sheets under the symbol "ALGI.PK".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information required is reported under the "Impact of Inflation and Changing Prices" and "Market Risks" headings under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Locker Group Incorporated

        We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments and Statement of

Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

        The selected quarterly financial data for 2006 in Note 15 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the company's internal control for the preparation of interim financial information does not provide an adequate basis to enable us to complete such a review.

/s/ Travis, Wolff & Company, L.L.P.

Dallas, Texas
August 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Locker Group Incorporated

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of American Locker Group Incorporated and Subsidiaries for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of American Locker Group Incorporated and Subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 18, 2005, except for Note 1, paragraphs 2 through 9 (now paragraphs 2, 4 and 5), and Note 17 (no longer included herein), as to which the date is May 12, 2005, and except for Note 2, Note 6 paragraph 4 (both as to 2005, no longer included herein), and Note 20 (now Note 19), as to which the date is August 31, 2007.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,508,224	$1,278,015
Accounts and notes receivable, less allowance for doubtful accounts of $198,000 in 2006 and $120,000 in 2005	2,902,079	3,966,875
Inventories, net	3,340,409	3,066,287
Prepaid expenses	143,481	50,873
Income tax receivable	578,653	1,038,729
Deferred income taxes	841,689	1,265,684

Total current assets	10,314,535	10,666,463
Property, plant and equipment:
Land	500,500	500,500
Buildings	3,430,162	3,411,817
Machinery and equipment	7,099,249	7,024,835

	11,029,911	10,937,152
Less allowance for depreciation	(6,952,025)	(6,561,552)

	4,077,886	4,375,600
Deferred income taxes	77,781	57,326

Total assets	$14,470,202	$15,099,389

The accompanying notes are an integral part of these financial statements.

	December 31,
	2006	2005
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$152,192	$138,168
Accounts payable	1,574,098	2,296,168
Commissions, salaries, wages and taxes thereon	260,862	159,881
Other accrued expenses and current liabilities	420,354	710,721

Total current liabilities	2,407,506	3,304,938
Long-term liabilities:
Long-term debt	2,025,850	2,178,042
Pension and other benefits	782,004	1,144,245

	2,807,854	3,322,287
Total liabilities	5,215,360	6,627,225
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,741,516 in 2006 and 1,738,146 in 2005 Outstanding shares—1,549,516 in 2006 and 1,546,146 in 2005	1,741,516	1,738,146
Other capital	144,415	132,071
Retained earnings	9,875,251	9,235,785
Treasury stock at cost (192,000) shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(394,340)	(521,838)

Total stockholders' equity	9,254,842	8,472,164

Total liabilities and stockholders' equity	$14,470,202	$15,099,389

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2006	2005	2004
Net sales	$25,065,090	$32,303,689	$49,653,129
Cost of products sold	16,438,344	23,904,090	34,667,796

Gross profit	8,626,746	8,399,599	14,985,333
Asset impairment—goodwill	—	6,155,204	—
Selling, administrative and general expenses	7,285,212	8,488,771	9,115,445
Restructuring costs	—	2,329,191	—
Environmental settlement	—	—	1,102,500

	1,341,534	(8,573,567)	4,767,388
Interest income	29,070	85,365	48,277
Other income (expense)—net	(159,733)	(452,621)	120,224
Interest expense	(184,257)	(333,389)	(456,865)

Income (loss) before income taxes	1,026,614	(9,274,212)	4,479,024
Income taxes	387,148	(1,182,314)	1,797,990

Net income (loss)	$639,466	$(8,091,898)	$2,681,034

Earnings (loss) per share of common stock:
Basic	$0.41	$(5.25)	$1.75

Diluted	$0.41	$(5.25)	$1.72

Dividends per share of common stock:	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2004	$1,726,146	$97,812	$14,646,649	$(2,112,000)	$(374,198)	$13,984,409
Comprehensive income:
Net income	—	—	2,681,034	—	—	2,681,034
Other comprehensive income:
Foreign currency translation	—	—	—	—	54,947	54,947
Minimum pension liability adjustment, net of tax benefit of $109,676	—	—	—	—	(170,841)	(170,841)

Total comprehensive income						2,565,140
Balance at December 31, 2004	$1,726,146	$97,812	$17,327,683	$(2,112,000)	$(490,092)	$16,549,549

Comprehensive income:
Net income (loss)	—	—	(8,091,898)	—	—	(8,091,898)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(34,219)	(34,219)
Minimum pension liability adjustment, net of tax benefit of $1,649	—	—	—	—	2,473	2,473

Total comprehensive income						(8,123,644)
Common stock issued (12,000 shares)	12,000	21,750	—	—	—	33,750
Tax benefit of exercised stock options	—	12,509	—	—	—	12,509

Balance at December 31, 2005	$1,738,146	$132,071	$9,235,785	$(2,112,000)	$(521,838)	$8,472,164
Comprehensive income:
Net income (loss)	—	—	639,466	—	—	639,466
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	7,361	7,361
Minimum pension liability adjustment, net of tax benefit of $80,091	—	—	—	—	120,137	120,137

Total comprehensive income						766,964
Common stock issued (3,370 shares)	3,370	12,344	—	—	—	15,714

Balance at December 31, 2006	$1,741,516	$144,415	$9,875,251	$(2,112,000)	$(394,340)	$9,254,842

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$639,466	$(8,091,898)	$2,681,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396,304	562,078	706,929
Provision for uncollectible accounts	77,939	(112,048)	(139,000)
Loss on disposal of assets	—	84,379	—
Deferred income taxes (credits)	486,495	(30,599)	(442,610)
Impairment of goodwill	—	6,155,204	—
Changes in assets and liabilities:
Accounts and other receivables	986,803	523,891	437,628
Inventories	(274,128)	3,396,721	(950,650)
Prepaid expenses	(92,610)	85,149	(17,081)
Accounts payable and accrued expenses	(928,210)	(1,186,035)	1,335,762
Income taxes	476,772	(1,457,844)	303,275
Pension and other benefits	(325,074)	317,203	157,250

Net cash provided by operating activities	1,443,757	246,201	4,072,538
Investing activities
Purchase of property, plant and equipment	(98,591)	(475,775)	(280,562)
Proceeds from sale of property, plant and equipment	—	37,869	—

Net cash used in investing activities	(98,591)	(437,906)	(280,562)
Financing activities
Long-term debt payments	(138,168)	(4,352,386)	(1,636,891)
Common stock issued	15,714	33,750	—

Net cash used in financing activities	(122,454)	(4,318,636)	(1,636,891)

Effect of exchange rate changes on cash	7,497	8,141	27,140

Net increase (decrease) in cash and cash equivalents	1,230,209	(4,502,200)	2,182,225
Cash and cash equivalents at beginning of year	1,278,015	5,780,215	3,597,990

Cash and cash equivalents at end of year	$2,508,224	$1,278,015	$5,780,215

Supplemental cash flow information:
Cash paid during the year for:
Interest	$183,708	$292,160	$458,122

Income taxes	$—	$934,954	$1,932,868

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2006

1.     Basis of Presentation

Consolidation, Business Description and Current Operating Condition

        The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the "Company"), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is primarily engaged in one business, the sale of lockers. This includes coin, key-only and electronically controlled checking lockers and locks and sale of plastic and aluminum centralized mail and parcel distribution lockers. The Company sells to customers throughout North America as well as internationally.

        On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service ("USPS") for polycarbonate and aluminum cluster box units ("CBUs") would not be renewed, and the contract expired on May 31, 2005. During 2006, 2005 and 2004, sales to the USPS accounted for 3.2%, 21.4% and 53.9%, respectively, of the Company's net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6%, 32.5% and 18.9% of the Company's sales in 2006, 2005 and 2004, respectively. Since May 31, 2005, the Company has experienced continuing sales of its current aluminum CBU model (Model E) to the private market.

        On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would no longer install its "arrow locks" on the Company's Model E CBU. The USPS decertification of the Company's Model E CBU has occurred in conjunction with the USPS making available technical specifications of its successor USPS-B-1118 CBU. Accordingly, the Company is preparing its application to the USPS to become a licensed manufacturer of the USPS-B-1118, and will conduct a concurrent and ongoing internal cost analysis to determine whether it can manufacture that successor model profitably. The Company believes that it will ultimately be approved by the USPS as a licensed manufacturer of the USPS-B-1118, although it could take between 6-8 months for the Company to be producing the USPS-B-1118 at current levels. The Company will continue to sell existing inventories of the Model E CBU through August 2007, and it does not presently anticipate that it will incur material inventory write-offs as a result of such decertification. After August 2007, the Company's revenues will be adversely affected by this decertification until such time as the Company has received USPS approval to manufacture the USPS-B-1118 and has commenced manufacture and sale of those units.

        The loss of revenues resulting from the non-renewal of the Company's CBU contract with the USPS, in addition to the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design, make the Company's future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company's Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, NY upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, NY to company-owned facilities in Grapevine, TX. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

        As discussed in Note 5, the Company received a notice of default and reservation of rights letter in March 2005 from its lender regarding its term loan as a result of the non-renewal of the Company's

CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its term loan and subsequent to year end has repaid the term loan in full. On March 5, 2007, the Company entered into a new credit agreement as discussed in Notes 5 and 19.

        Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company's business, financial condition or results of operations could be materially adversely affected.

2.     Summary of Significant Accounting Policies

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

        Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $87,000, $332,000 and $155,000 for 2006, 2005, and 2004, respectively. The net charge-off of bad debts was approximately $9,000, $444,000 and $294,000 for 2006, 2005, and 2004, respectively.

Inventories

        Inventories are valued principally at the lower of cost or market. Cost is determined by the last-in, first-out method (LIFO) for approximately 42% and 60% of the Company's inventories at December 31, 2006 and 2005, respectively. For the remaining inventories, cost is determined by the first-in, first out method (FIFO). At December 31, 2006 and 2005, inventories were $47,000 and $229,000, respectively, lower than the amounts that would have been reported using the FIFO method. The LIFO charge (credit) was ($182,000), ($238,000) and $203,000 for fiscal years 2006, 2005, and 2004, respectively.

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

The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. There was no impairment recorded with respect to property, plant and equipment as of December 31, 2006 and 2005.

        Depreciation expense was $396,000 in 2006, of which $253,000 was included in cost of products sold, and $143,000 was included in selling, administrative and general expenses.

Goodwill and Other Intangible Assets

        Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets", the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management's analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, was no longer in excess of the carrying value of the net underlying assets, including goodwill. Accordingly, the Company recorded an impairment charge of $6,155,204 in 2005.

Revenue Recognition

        Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. The Company does derive revenue from sales to distributors; however no distributor has the right to return product to the Company.

Shipping and Handling Costs

        Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of income. These costs were approximately $1,340,000, $1,356,000 and $1,195,000 during 2006, 2005 and 2004, respectively.

Advertising Expense

        The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred $238,000, $194,000 and $253,000 in advertising costs during 2006, 2005 and 2004, respectively.

Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. income tax return. Canadian operations file income tax returns in Canada. The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Research and Development

        The Company engages in research and development activities relating to new and improved products. It expended $325,000, $32,000 and $153,000 in 2006, 2005 and 2004, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, general and administrative expenses.

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

Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" on a modified-prospective-transition method. Under this method, the Company's prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of Statement 123R. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. All options issued in prior period have fully vested, thus no compensation expense is required to be recognized during the year ended December 31, 2006.

Comprehensive Income

        Comprehensive income consists of net income, foreign currency translation and minimum pension liability adjustments and is reported in the consolidated statements of stockholders' equity.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts, inventory obsolescence, and deferred tax asset valuation allowance. Actual results could differ from those estimates.

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and the initial adoption did not have a material impact on the results of operations.

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections", requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard in 2006 and the initial adoption did not have a material impact on the results of operations, financial position or cash flows.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. "Accounting for Income Taxes," by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on the Company's consolidated financial statements.

        In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. Adoption of EITF No. 06-3 is not expected to affect our financial position or results of operations.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

3.     Inventories

        Inventories consist of the following:

	December 31,
	2006	2005
Finished products	$442,777	$610,759
Work-in-process	1,243,362	774,190
Raw materials	1,701,590	1,910,048

	3,387,729	3,294,997
Less LIFO reserve	(47,320)	(228,710)

Net inventories	$3,340,409	$3,066,287

4.     Other Accrued Expenses and Current Liabilities

        Accrued expenses consisted of the following at December 31:

	December 31,
	2006	2005
Short-term pension liability	$215,878	$231,627
Restructuring liability	11,941	133,348
Accrued expenses, other	192,535	345,746

Total accrued expenses	$420,354	$710,721

5.     Debt

        Debt consists of the following:

	December 31,
	2006	2005
Mortgage payable to bank through July 2006 at $26,823 monthly including interest at 8.04% with payment for remaining balance due August 1, 2006, collateralized by real estate	2,178,042	2,316,210

Total long-term debt	2,178,042	2,316,210
Less current portion	(152,192)	(138,168)

Long-term portion	$2,025,850	$2,178,042

        Subsequent to year end the mortgage payable was refinanced on March 5, 2007 with a new financial institution. See Note 19.

6.     Operating Leases

        The Company leases several operating facilities and vehicles under noncancelable operating leases. Future minimum lease payments consist of the following at December 31, 2006:

2007	$112,000
2008	62,000
2009	28,000
2010	7,000
2011	3,000

Total	$212,000

        Rent expense amounted to approximately $150,000, $287,000 and $326,000 in 2006, 2005 and 2004, respectively.

7.     Income Taxes

        For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2006	2005	2004
United States income (loss)	$858,786	$(9,193,519)	$4,525,323
Foreign income (loss)	167,828	(80,693)	(46,299)

	$1,026,614	$(9,274,212)	$4,479,024

        Significant components of the provision for income taxes are as follows:

	2006	2005	2004
Current:
Federal	$977	$(1,108,342)	$1,897,403
State	139	(94,513)	323,340
Foreign	65,453	1,536	19,857

Total current	66,569	(1,201,319)	2,240,600
Deferred:
Federal	268,970	38,240	(376,219)
State	27,876	5,172	(66,391)
Foreign	23,733	(24,407)	— -

	320,579	19,005	(442,610)

	$387,148	$(1,182,314)	$1,797,990

        The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2006	2005	2004
Statutory income tax rate	34%	(34%)	34%
State and foreign income taxes, net of federal benefit	3	(3)	4
Repatriation dividend	—	4	—
Research and development credits	—	(5)	—
Non-deductible goodwill impairment	—	25	—
Other permanent differences	1	1	2

	38%	(13%)	40%

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

	2006	2005
Deferred tax liabilities:
Prepaid expenses and other	$80,794	$93,551

Total deferred tax liabilities	80,794	93,551
Deferred tax assets:
Property, plant and equipment	30,337	7,364
Postretirement benefits	27,095	27,121
Pension costs	351,248	457,256
Allowance for doubtful accounts	66,600	41,055
Other assets	20,349	22,838
Accrued expenses	4,418	66,051
Other employee benefits	915	8,393
Inventory costs	499,302	786,483

Total deferred tax assets	1,000,264	1,416,561

Net deferred tax assets	$919,470	$1,323,010

Current deferred tax asset	$841,689	$1,265,684
Long-term deferred tax asset	77,781	57,326

	$919,470	$1,323,010

        The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company's foreign subsidiary since it has generally been the Company's intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $833,000 at December 31, 2006.

        In May 2005, the Company received a repatriation dividend from its Canadian subsidiary of CDN$800,000, an amount equivalent to US$604,000. The amount is net of Canadian withholding taxes of CDN$40,000.

8.     Pension and Other Postretirement Benefits

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

        The plan's assets are invested in a balanced index fund (the "Fund") where the assets were invested during 2004, 2005 and 2006. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs.

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

        The following table sets forth the changes in the projected benefit obligation, changes in plan assets, the funded status, the accrued benefit cost recognized in the consolidated balance sheets at December 31, 2006 and 2005, and the net periodic cost and assumptions. The measurement date for all presented assets and liabilities is December 31. Contributions to be made to the plan in 2007 are expected to approximate $91,500 for the U.S. plan and $134,000 for the Canadian plan.

	Pension Benefits
	U.S. Plan		Canadian Plan
	2006	2005	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,430,740	$4,578,954	$1,028,399	$916,070
Service cost	30,487	201,506	29,198	32,470
Interest cost	184,377	233,381	57,954	50,233
Benefit payments	(57,217)	(57,480)	(66,863)	(59,982)
Administrative expenses	(28,898)	(38,855)	—	—
Settlement	—	(1,128,693)	—	—
Actuarial (gain) loss	(189,815)	261,989	75,949	56,016
Currency translation adjustment	—	—	(2,499)	33,592
Curtailment gain	—	(620,062)	—	—

Projected benefit obligation at end of year	3,369,674	3,430,740	1,122,138	1,028,399
Change in plan assets
Fair value of plan assets as beginning of year	2,363,904	3,172,494	778,978	668,308
Actual return on plan assets	236,233	113,365	76,656	40,319
Benefit payments	(57,217)	(57,480)	(66,863)	(59,982)
Settlement	—	(1,128,693)	—	—
Employer contribution	125,531	303,073	142,900	104,762
Administrative expenses	(28,898)	(38,855)	—	—
Currency translation adjustment	—	—	(4,064)	25,571

Fair value of plan assets at end of year	2,639,553	2,363,904	927,607	778,978

Plan assets less than benefit obligation	(730,121)	(1,066,836)	(194,531)	(249,421)
Amounts recognized in the statement of financial position consist of:
Current liabilities	(81,500)	(93,111)	(134,378)	(138,516)
Non-current liabilities	(648,621)	(973,725)	(60,153)	(110,905)

Net amount recognized	$(730,121)	$(1,066,836)	$(194,531)	$(249,421)

        As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company decided in May 2005 to freeze its obligations under the U.S. Plan such that after July 15, 2005 no benefits will accrue under this plan. Accordingly, there is no assumed rate of compensation increase associated with current and future plan calculations.

        Amounts are recognized in accumulated other comprehensive income (loss) at year end, consist of:

	U.S. Plan		Canadian Plan
	2006	2005	2006	2005
Unrecognized net loss	$450,043	$727,139	$159,607	$103,303

	$450,043	$727,139	$159,607	$103,303

	U.S. Plan			Canadian Plan
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$30,487	$201,506	$308,605	$29,198	$32,470	$27,034
Interest cost	184,377	233,381	235,894	57,954	50,233	49,678
Expected return on plan assets	(178,868)	(214,822)	(218,519)	(68,980)	(48,085)	(41,283)
Net actuarial loss	29,916	51,231	53,393	—	—	—
Amortization of prior service cost	—	879	1,506	3,087	—	—

Net periodic benefit cost	$65,912	$272,175	$380,879	$21,259	$34,618	$35,429

        The estimated net loss that will be amortized from accumulated other comprehensive income net periodic pension cost over the next fiscal year is $9,000 and $3,000 for the U.S. Plan and Canadian Plan, respectively.

        Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2007	$75,000	$75,000
2008	89,000	75,000
2009	103,000	75,000
2010	101,000	75,000
2011	109,000	75,000
2012 through 2016	$857,000	$376,000
	U.S. Plan		Canadian Plan
	2006	2005	2006	2005
Weighted average assumptions as of December 31
Discount rate	5.75%	5.75%	5.0%	6.0%
Expected return on plan assets	7.5%	7.5%	7.0%	7.0%
Rate of compensation increase	—	—	2.0%	2.0%

        The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered, assuming future compensation levels are used to measure the obligation. FASB Statement No. 87 Employers' Accounting for Pensions requires the Company to recognize a minimum pension liability equal to the actuarial present value of the accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for the U.S. Plan was $3,369,674 and $3,430,740 at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the Canadian Plan was $1,107,550 and $1,015,014 at December 31, 2006 and 2005, respectively. In prior years an intangible asset was recorded for the U.S. Plan to the extent that the excess of the accumulated benefit obligation over the plan assets relates to prior service costs. As a result of the freezing of the U.S. Plan, the intangible asset of

$14,435 was written-off and included in the amortization of prior service costs during the second quarter of 2005.

Death Benefit Plan

        The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $73,000 at both December 31, 2006 and 2005, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2006, 2005 or 2004 related to the death, benefit as the Plan is closed to new participants.

Defined Contribution Plan

        During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company's 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee's salary contributions up to a total of 10% of that employee's compensation. The Company's contributions vest over a period of five years. The Company recorded expense of approximately $14,000, $19,000 and $21,000 in connection with its contribution to the plan during 2006, 2005 and 2004, respectively.

9.     Capital Stock

        The Company's Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, 200,000 shares of which have been designated as Series A Junior Participating Preferred Stock. During 2006, the Company issued 3,370 shares as compensation to the non-employee directors (see "Item 11. Executive Compensation" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006). As of December 31, 2006, 1,741,516 shares of common stock had been issued, of which 1,549,516 were outstanding, and zero shares of preferred stock were outstanding.

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

        At December 31, 2006 and 2005, there were no stock appreciation rights outstanding.

        On January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments" on a modified-prospective-transition method. Under this method, the Company's prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of Statement 123R. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the stock. All options issued in prior period have fully vested, thus no compensation expense is required to be recognized during the year ended December 31, 2006.

        The following table sets forth the activity related to the Company's stock options for the years ended December 31:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	33,600	$7.43	80,600	$6.34	80,600	$6.34
Exercised	—	—	(12,000)	2.81	—	—
Granted	—	—	—	—	—	—
Expired or forfeited	(2,600)	6.50	(35,000)	6.50	—	—

Outstanding—end of year	31,000	$7.51	33,600	$7.43	80,600	$6.34

Exercisable—end of year	31,000		33,600		80,600

        The exercise prices for options outstanding and exercisable as of December 31, 2006 were as follows: $6.50 - 11,000 shares, $7.25 - 10,000 shares and $8.88 - 10,000 shares. The weighted-average remaining contractual life of those options is 2.8 years. The intrinsic value of the options outstanding and exercisable as of December 31, 2006 was $0.

        At December 31, 2006, all share based awards were fully vested and there is no unrecognized compensation cost related to these awards.

        At December 31, 2006, 73,000 options remain available for future issuance under the 1999 Plan.

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

12.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004
Numerator:
Net income	$639,466	$(8,091,898)	$2,681,034
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,547,392	1,540,228	1,534,146
Effect of dilutive securities:
Employee stock options	—	—	23,785

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,547,392	1,540,228	1,557,931

Basic earnings per share	$0.41	$(5.25)	$1.75

Diluted earnings per share	$0.41	$(5.25)	$1.72

        For the year ended December 31, 2006 and 2005, 31,000 and 33,600 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

13.   Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are for the years ended December 31 as follows:

	2006	2005
Foreign currency translation adjustment	$(28,559)	$(35,920)
Minimum pension liability adjustment, net of tax effect of $243,861 in 2006 and $331,139 in 2005	(365,781)	(485,918)

	$(394,340)	$(521,838)

14.   Geographical and Customer Concentration Data

        The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. The Company sells to customers in the United States, Canada and other foreign locations. Net sales to external customers for the years ended December 31 are as follows:

	2006	2005	2004
United States customers	$21,476,311	$29,295,544	$47,506,173
Canadian and other foreign customers	3,588,779	3,008,145	2,146,956

	$25,065,090	$32,303,689	$49,653,129

        Sales to the U.S. Postal Service represented 3.2%, 21.4% and 53.9% of net sales in 2006, 2005 and 2004, respectively.

        At December 31, 2006 and 2005, the Company had unsecured trade receivables from governmental agencies of $17,000 and $190,000, respectively. At December 31, 2006 and 2005, the Company had trade receivables from customers considered to be distributors of $1,597,000 and $1,995,000, respectively.

        Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many industries.

15.   Quarterly Results of Operations (Unaudited)

        The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$6,378,364	$6,342,629	$6,486,012	$5,858,085

Gross profit	$2,172,388	$2,251,816	$2,176,110	$2,026,432

Net income (loss)	$326,787	$214,384	$106,306	$(8,011)

Earnings (loss) per share—Basic	$0.21	$0.14	$0.07	$(0.01)

Earnings (loss) per share—Diluted	$0.21	$0.14	$0.07	$(0.01)

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$9,323,627	$9,173,660	$6,791,828	$7,014,574

Gross profit	$2,862,334	$2,552,445	$1,657,109	$1,327,711

Net income (loss)	$(5,697,031)	$(375,527)	$(539,318)	$(1,480,022)

Earnings (loss) per share—Basic	$(3.71)	$(.25)	$(.35)	$(.94)

Earnings (loss) per share—Diluted	$(3.71)	$(.25)	$(.35)	$(.94)

        The Company's accounting practice for interim periods provides for possible accounting adjustments in the fourth quarter or at year-end. In 2006, adjustments to inventory resulted in an increase to the fourth quarter pre-tax loss of approximately $250,000. In 2005, adjustments to write off uncollectible accounts resulted in an increase to the fourth quarter pre-tax loss of approximately $300,000, adjustments to inventory resulted in an increase to the fourth quarter pre-tax loss of approximately $950,000 and adjustments to accrued expenses resulted in an increase to the fourth quarter pre-tax loss of approximately $360,000.

16.   Related Parties

        Edward Ruttenberg, the Chairman and Chief Executive Officer of the Company is a stockholder and director of Rollform of Jamestown, Inc., a rollforming company. One of the Company's subsidiaries purchased $1,900, $90,000, and $245,000 of fabricated parts from Rollform of Jamestown, Inc. in 2006, 2005 and 2004, respectively.

        Alan H. Finegold, a director of the Company through 2007, was paid $280,000, $197,000, and $20,000 for consulting and legal services to the Company in 2006, 2005 and 2004, respectively. Consulting services were provided pursuant to a consulting arrangement which was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2006 and 2005 totaled $28,000 and $32,000, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

        Roy J. Glosser, a former director and officer of the Company, is related to the Chairman of the Board of Signore, Inc., a vendor that supplied metal lockers to the Company through June 2006. Purchases from Signore, Inc. totaled $939,000, $3,310,000, and $2,990,000 in 2006, 2005 and 2004, respectively. Amounts due Signore, Inc. and included in accounts payable at December 31, 2006 and 2005 totaled $0 and $263,000, respectively. The Company terminated its relationship with Signore, Inc. in 2006. See Note 18.

17.   Contingencies

        In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the "NYSDEC") advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company's primary insurance carrier has assumed the cost of the Company's defense in this matter, subject to a reservation of rights.

        Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 160 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company's insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company's insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 18, 2007 is approximately 40 cases.

        While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company's experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company's operations or financial condition.

        The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company's operations or financial condition.

18.   Restructuring

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

        To implement the restructuring plan, management incurred aggregate impairments charges (exclusive of goodwill impairment) and costs of approximately $2,329,000 during 2005. In accordance with Financial Accounting Standards (FAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

        The following table summarized restructuring and related costs incurred by the Company in the year ended December 31, 2005:

Cost of Sales:
Equipment depreciation	$92,000
Inventory impairment	160,000
Purchase order commitments	108,000

Subtotal	360,000
Sales, General and Administrative:
Severance	641,000
Professional fees	1,328,000

Subtotal	1,969,000

$2,329,000

        The following table analyzes the changes in the Company's reserve with respect to the restructuring plan from December 31, 2006, 2005 and 2004:

	2004	Expense	Payments/ Charges	2005	Expense	Payments/ Charges	2006
Purchase order commitments	—	$108,000	$108,000	—	—	—	—
Severance	—	641,000	508,000	133,000	—	121,000	12,000
Professional fees	—	1,328,000	1,328,000	—	—	—	—

Total	$—	$2,077,000	$1,944,000	$133,000	$—	$121,000	$12,000

19.   Subsequent Events

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2006. These disclosure controls and procedures are designed to provide reasonable assurance to the Company's management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including all matters discussed in the paragraphs below, the principal executive officer and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures as of December 31, 2006 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company's management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2006.

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

        Management has endeavored to address the material weaknesses noted above and is committed to effectively remediating known weaknesses. Although the Company's remediation efforts are currently on-going, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that these controls are operating effectively. However, management has taken the following remedial measures:

  •
  Hired a Chief Financial Officer.

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

        In addition management is considering implementing entity level controls such as: (i) a detailed policy and procedures manual; (ii) a strategic plan and business model; (iii) a budgeting/forecasting control activity; (iv) formalized and enhanced management reporting procedures, including reports to the audit committee; and (v) implement formal self-monitoring procedures.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following sets forth certain information concerning the Company's directors and executive officers as of December 31, 2006. There are no family relationships between any directors and executive officers other than as indicated below.

Name	Age	Position
Edward F. Ruttenberg	60	Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer
Paul M. Zaidins(1)	39	Chief Financial Officer
Alan H. Finegold(2)	64	Director
Craig R. Frank	47	Director
John E. Harris	46	Director
Harold S. Rabin(2)	60	Director
Mary A. Stanford	47	Director
James T. Vanasek	37	Director
Anthony B. Johnson(3)	47	Director

(1)
Served as Controller from November 2006 until August 2007, at which time he was appointed CFO.

(2)
Resigned as a director in January 2007.

(3)
Appointed as a director in February 2007.

        Edward F. Ruttenberg.    Mr. Ruttenberg, 60, has been a director since 1996 and has been the Company's Chairman and Chief Executive Officer since September 1998 and Chief Operating Officer and Treasurer since May 2005.

        Paul M. Zaidins.    Mr. Zaidins, 39, was named the Company's Chief Financial Officer in August 2007 and prior to that served as Controller since November 2006. Prior to joining the Company, he was a Managing Director for the investment banking firm Lane-Link Group from 2004 to 2006. Prior to 2004, he owned and operated specialty retail stores and was Managing Director for the investment banking firm ECDI Capital. He has been a certified public accountant since 1992.

        Alan H. Finegold.    Mr. Finegold, 64, was a director from 1994 until January 2007, at which time he resigned as a director. Mr. Finegold has been employed with the Law Offices of Alan H. Finegold, LLC, a law firm, and the Alan H. Finegold Company, which provides estate planning services, for more than five years.

        Craig R. Frank.    Mr. Frank, 47, has been a Director since March 2006 and is a member of the Stock Option–Executive Compensation Committee. From 2000 to 2002, Mr. Frank was the Chief Executive Officer of Tudog Creative Business Consulting, a business consulting firm. Mr. Frank has served as Chief Executive Officer of Tudog International Consulting, also a business consulting firm, since 2002.

        John E. Harris.    Mr. Harris, 46, has been a Director since July 2005 and is a member of the Stock Option–Executive Compensation and the Nominating and Governance Committees. Since August 2006, Mr. Harris has been a Vice President of United States Trust Company, an investment management company. Mr. Harris has served as Principal of Harris Capital Advisors, a consulting, investment analysis and private equity financing firm, from 2001 through August 2006. Mr. Harris also served as Vice President of Emerson Partners, a real estate private equity fund, from 2001 to 2003. Prior to that, Mr. Harris was a partner at SunTx Capital Partners, a private investment firm, from 2000 to 2001.

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

        Mary A. Stanford.    Dr. Stanford, 47, has been a Director since July 2005 and is a member of the Audit, Stock Option–Executive Compensation and Nominating and Governance Committees. Dr. Stanford has been a Professor of Accounting at the Neeley School of Business at Texas Christian University since 2002. Dr. Stanford previously was an Associate Professor of Accounting at Syracuse University from 1999 to 2002.

        James T. Vanasek.    Mr. Vanasek, 37, has been a Director since July 2005 and is a member of the Audit and Nominating and Governance Committees. Mr. Vanasek has served as Principal of VN Capital Management, LLC, a private hedge fund, since 2002. Prior to that, Mr. Vanasek was an investment banking associate at JPMorgan.

        Anthony B. Johnston.    Mr. Johnson, 47, was appointed as a director of the Company on February 13, 2007. Mr. Johnston has over 20 years of public company experience in both the manufacturing and service sectors. Since October 1996, Mr. Johnston has been a Senior Vice President with The Westaim Corporation located in Calgary, Alberta, Canada. Prior to joining Westaim, Mr. Johnston was a Vice President with a major international airline.

        There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Audit Committee

        The Company has a standing Audit Committee. The Audit Committee consists of two directors: James T. Vanasek and Mary A. Stanford. The Company's Board of Directors has determined that Mr. Vanasek qualifies as an "audit committee financial expert" as defined by SEC regulations and is "independent" as defined under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon the Company's review of the reports and representations provided to it by persons required to file reports under Section 16(a), the Company believes that all of the Section 16(a) filing requirements applicable to the Company's reporting officers and directors were properly and timely satisfied during 2006.

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

Nominating and Governance Committee

        The Nominating and Governance Committee consists of three directors: Craig R. Frank, John E. Harris and Mary A. Stanford. The Nominating and Governance Committee actively seeks and identifies individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board of Directors, and selects the nominees for Director. The Nominating and Governance Committee also selects the membership composition of the committees of the Board of Directors. Only Directors who meet the independence standards set by the SEC and by NASDAQ are permitted to serve on the Nominating and Governance Committee. The Nominating and Governance Committee has a written charter that describes its duties and powers.

        The Nominating and Governance Committee reviews with the full Board of Directors at least annually the qualifications of new and existing members of the Board of Directors, considering the level of independence of individual members, together with such other factors as the Board of Directors deems appropriate, including overall skills and excellence, to ensure the Company's ongoing-compliance with the independence and other standards set by the SEC and by NASDAQ.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

        The Executive Compensation–Stock Option Committee is responsible for all aspects of executive compensation of the Company. It determines levels of executive compensation for each of the two principal executive officers of the Company and administers the Company's 1999 Stock Incentive Plan and the Company's 1988 Stock Incentive Plan. Following its deliberations, the Executive Compensation–Stock Option Committee makes periodic reports to the entire Board of Directors. The following discussion provides information necessary to an understanding of the compensation decisions made by the Executive Compensation–Stock Option Committee concerning our named executive officers.

        Compensation Philosophy—The Company's overall executive compensation objective is to attract and retain qualified executive officers by compensating them at levels comparable to those at similar businesses. The Company's compensation program for executive officers consists of four components, which the Company believes are necessary for the achievement of this stated goal:

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

        1999 Stock Incentive Plan—The Stockholders of the Company adopted the 1999 Stock Incentive Plan in May 1999 to recruit and retain highly qualified managers, consultants and staff. The Committee administers the Plan which includes directing the amount of stock options awarded, selecting the persons to receive stock option awards, determining the terms, provisions and exercise prices for the stock options. The actual amount earned by any individual who receives stock options is determined by the performance of the Company's stock. The Committee uses the level of responsibility of an individual as a guideline to establish the size of stock option awards. Please see the detailed discussion of the 1999 Stock Incentive Plan in the narrative disclosure under the "Summary Compensation Table" heading below.

        Compensation of Chief Executive Officer—Mr. Ruttenberg's compensation is based on the same philosophy and policies for all executive officers and includes the same components as the executive officers. In January 2006, to assure Mr. Ruttenberg's continued service to the Company, he and the Company entered into an employment agreement with a three year term, subject to termination in accordance with its provisions. For more detail concerning Mr. Ruttenberg's employment agreement, please see the narrative disclosure under the "Summary Compensation Table" heading below. The Committee believes that Mr. Ruttenberg's compensation is reasonable, competitive and fair.

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

Summary Compensation Table

        The following information is given for 2006, 2005 and 2004 with respect to the compensation which was paid or accrued for services in such years, or which was paid in such years for services in prior years but not included in the remuneration table in prior years' proxy statements, for each of the executive officers of the Company as of December 31, 2006.

Annual Compensation
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Edward F. Ruttenberg Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer	2004 2005 2006	196,812 155,812 160,000	140,000 140,000 —	541 473 480	(3) (3) (3)
Paul M. Zaidins Chief Financial Officer(1)	2004 2005 2006	— — 16,740	— — —	— — —
Ronald Cronin Chief Financial Officer(2)	2004 2005 2006	— 19,038 26,308	— — —	— — —

(1)
Mr. Zaidins became the Company's Chief Financial Officer in August 2007.

(2)
Mr. Cronin became the Company's Chief Financial Officer effective December 15, 2005. Mr. Cronin resigned his position as the Company's Chief Financial Officer on March 17, 2006.

(3)
Consists of the Company's employer matching contribution to the 401(k) plan.

Employment Agreements

        Mr. Ruttenberg is the only executive officer who has an employment agreement (the "Employment Agreement"). Mr. Ruttenberg's Employment Agreement provides for a term of three years beginning January 3, 2006, subject to termination in accordance with its terms. Under the Employment Agreement, Mr. Ruttenberg is paid a base annual salary in an amount of no less than $160,000, plus an annual bonus to the extent authorized by the Company's Board of Directors. Mr. Ruttenberg is entitled to participate in any benefit programs maintained by the Company for full-time salaried employees generally. The Employment Agreement also contains customary covenants regarding nondisclosure of confidential information and non-competition restrictions.

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

1999 Stock Incentive Plan

        In May 1999, the stockholders of the Company approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the "1999 Plan").

        Administration.    The 1999 Plan is administered by the Stock Option–Executive Compensation Committee of the Board of Directors (the "Committee"). The Committee has the sole discretion to interpret the 1999 Plan, establish and modify administrative rules, impose conditions and restrictions on awards, and take such other actions as it deems necessary or advisable. In addition, the full Board of Directors of the Company can perform any of the functions of the Committee under the 1999 Plan.

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

        No options were granted or exercised in 2006 under the 1999 Plan.

Grants of Plan Based Awards

        There were no grants of plan based awards to any of our named executive officers during the year ended December 31, 2006.

Outstanding Equity Awards

        The following table shows certain information regarding outstanding equity awards as of December 31, 2006 for our named executive officers:

Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Number of Securities Underlying Unexercised Options(#)
Name				Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Edward F. Ruttenberg	10,000 5,000 10,000	— — —	— — —	8.88 6.50 7.25	05/13/09 11/18/09 03/02/10
Paul M. Zaidins	—	—	—	—	—
Ronald Cronin	—	—	—	—	—

Option Exercises and Stock Vested

        There were no options exercised by any of our named executive officers during the year ended December 31, 2006. There are no stock awards outstanding.

Pension Benefits

        The Company's pension plans for salaried employees (U.S. and Canadian) provide for an annual pension upon normal retirement computed under a career average formula, presently equal to 2% of an employee's eligible lifetime earnings, which includes salaries, commissions and bonuses. The following table sets forth certain benefits information applicable to our named executive officers under our pension plans. See Note 9 to the Company's consolidated financial statements under Item 8 for additional information about the Company's decision in May 2005 to freeze its obligations under the defined benefit plan for United States employees such that after July 15, 2006 no benefits will accrue under this plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Edward F. Ruttenberg	U.S. Pension Plan	6.75	228,500	—
Paul M. Zaidins	—	—	—	—
Ronald Cronin	—	—	—	—

(1)
Pension benefit amounts listed in the table are not subject to deduction for Social Security benefits.

        Effective February 1, 1999, the Company established a 401(K) Plan under which it matches employee contributions at the rate of $.10 per $1.00 of employee contributions up to 10% of employee's wages.

Potential Payments upon Termination or Change-in-Control

        Mr. Ruttenberg is the only executive officer who has an employment agreement. If his employment agreement is terminated as a result of Mr. Ruttenberg's death, disability or retirement, Mr. Ruttenberg or his estate, as applicable, will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and for a period of 12 months commencing with the beginning of the month immediate following the month in which the termination takes place and (ii) any annual bonus, prorated through the date of the termination. If Mr. Ruttenberg terminates his employment agreement for "good reason", Mr. Ruttenberg will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and for the period thereafter through December 31, 2008 and (ii) any annual bonus, prorated through the date of the termination. If the Company terminates his employment agreement for "cause", Mr. Ruttenberg will be entitled only to payment of his base salary for the entire calendar month in which the termination takes place. If his employment agreement is terminated after December 31, 2008 for any other reason, Mr. Ruttenberg will be entitled to payment of (i) his base salary for the entire calendar month in which the termination takes place and (ii) any annual bonus, prorated through the date of the termination.

        The following table sets forth the value of the payments and the benefits receivable by Mr. Ruttenberg under his employment agreement in connection with a termination or change in control:

Executive Benefits and Payments	Involuntary Termination for "Cause"	Voluntary Termination for "Good Reason"	Any Other Termination	Disability	Change in Control
Salary	$13,333	$320,000	$320,000	$160,000	—
Bonus	—	—	—	—	—
401(K) Match	—	—	—	—	—
Health Insurance	—	—	—	—	—
Other Benefits	—	—	—	—	—

        Mr. Zaidins and the Company have entered into a separation agreement that will govern the terms of certain circumstances in the event that Mr. Zaidins' relationship with the Company is ended. Pursuant to his separation agreement, Mr. Zaidins is entitled to receive, upon termination of his employment for any reason, other than death or disability, separation payments in an amount equal to his then current base salary for a specified period, computed as one month for each full year during which he has been employed by the Company (not to be shorter than two months nor longer than 12 months). However, if termination of employment arises as a result of a change of control, the period during which he is entitled to receive separation payments shall be computed as two months for each full year during which he has been employed by the Company (not to be shorter than four months nor longer than 24 months). All separation payments are payable in accordance with the Company's regular payroll procedures over the length of the separation period.

        The following table sets forth the value of the payments and the benefits receivable by Mr. Zaidins under his separation agreement in connection with a termination or change in control:

Executive Benefits and Payments	Involuntary Termination for "Cause"	Voluntary Termination for "Good Reason"	Any Other Termination	Disability	Change in Control
Salary	$23,400	—	—	—	$46,800
Bonus	—	—	—	—	—
401(K) Match	—	—	—	—	—
Health Insurance	—	—	—	—	—
Other Benefits	—	—	—	—	—

Compensation of Directors

        The following table sets forth certain information with respect to the compensation of all members of our board of directors for the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total
Edward F. Ruttenberg	—	—	—	—	—	—
Alan H. Finegold	7,007	2,993	—	—	—	10,000
Craig R. Frank	5,750	750	—	—	—	6,500
John E. Harris	7,007	2,993	—	—	—	10,000
Harold S. Rabin	7,007	2,993	—	—	—	10,000
Mary A. Stanford	10,007	2,993	—	—	—	13,000
James T. Vanasek	7,007	2,993	—	—	—	10,000

        During the year ended December 31, 2006, each director, other than Dr. Stanford, the Chair of the Audit Committee, who was not a salaried employee of the Company, was paid an annual base director fee of $8,000, payable quarterly at the end of each calendar quarter. $5,000 of that amount was payable in cash, and the remaining $3,000 was paid in the form of unregistered shares of the Company's Common Stock, as valued on the basis of the closing price thereof on the last business day of the calendar quarter for which such shares were issued. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee received an additional fee of $3,000 on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director received $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director received additional compensation for attendance at any meeting of any committee of the Board of Directors.

        Effective January 1, 2007, each director, other than the Chair of the Audit Committee, who was not a salaried employee of the Company, will be paid an annual base director fee of $8,000, payable quarterly at the end of each calendar quarter. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee will receive an additional fee of $3,500 on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director will continue to receive $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director will receive additional compensation for attendance at any meeting of any committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

        Our Executive Compensation-Stock Option Committee consists of three members, Craig R. Frank, John E. Harris and Mary A. Stanford, all of whom are independent non-employee directors. No member of the Executive Compensation-Stock Option Committee is an officer or employee of the Company. No other member of the Committee has a current or prior relationship, and no officer who is a statutory insider of the company has a relationship to any other company, required to be described under the SEC's rules relating to disclosure of executive compensation.

Compensation Committee Report

        The Executive Compensation-Stock Option Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the Executive Compensation-Stock Option Committee has recommended to the Company's board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006.

THE STOCK OPTION-EXECUTIVE COMPENSATION COMMITTEE
John E. Harris, Chairperson Craig R. Frank Mary A. Stanford

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The table below shows the beneficial ownership, as of August 31, 2007, of the Company's common stock by each person or group know by us to beneficially own more than 5% of our outstanding common stock, each of the directors and our named executive officers (identified above under the heading "Summary Compensation Table" in Item 11) and all of our directors and Named Executive Officers as a group. In addition to the 1,549,516 shares of common stock outstanding on August 31,

2007, this table also gives effect to shares that may be acquired pursuant to options, warrants or convertible securities within 60 days after such date.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Santa Monica Partners, L.P.(2) 1865 Palmer Avenue, Larchmont, New York 10538	136,159		8.9%
VN Capital Fund I, L.P.(3) 198 Broadway, Suite 406, New York, New York 10038	121,508		7.9%
Edward F. Ruttenberg	79,841	(4)	5.2%
Paul M. Zaidins	—		—
Craig R. Frank	150		*
John E. Harris	644		*
Anthony B. Johnston	—		—
Mary A. Stanford	644		*
James T. Vanasek	122,152	(5)	7.9%
All directors and executive officers as a group(7)	203,431		13.1%

(*)
Less than 1%

(1)
Unless otherwise identified, the address of each listed individual is c/o American Locker Group Incorporated, 815 Main Street, Grapevine, TX 76051.

(2)
The general partner of Santa Monica Partners, L.P. is SMP Asset Management LLC. Lawrence J. Goldstein is the President and sole owner of SMP Asset Management, and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The amount listed does not include 4,288 shares owned directly by Mr. Goldstein and 7,800 shares owned by L.J. Goldstein Company Incorporated Pension Plan. Mr. Goldstein serves as Trustee of the L.J. Goldstein Company Incorporated Pension Plan.

(3)
The general partners of VN Capital Fund I, L.P. are VN Capital Management, LLC and Joinville Capital Management, LLC. VN Capital Management, LLC and Joinville Capital Management, LLC are Delaware limited liability companies formed to be the general partners of VN Capital Fund I, L.P. James T. Vanasek, a member of the Company's board of directors, and Patrick Donnell Noone are the Managing Members of VN Capital Management, LLC and Joinville Capital Management, LLC.

(4)
Includes 25,000 shares which Edward F. Ruttenberg has the right to obtain under stock options. Also includes 47,509 shares held by Edward F. Ruttenberg, 2,000 shares held jointly by Edward F. Ruttenberg and Sara Ruttenberg and 5,332 shares held by Rollform of Jamestown, Inc., a company in which Edward F. Ruttenberg and his immediate family own a 97% interest.

(5)
Includes 644 shares held directly in Mr. Vanasek's name and 121,508 shares held by VN Capital Management, LLC and Joinville Capital Management, LLC, of which Mr. Vanasek is a Principal, with respect to which Mr. Vanasek disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

Equity Compensation Plans

        The following table summarizes as of December 31, 2006, the shares of common stock authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	31,000	$7.51	73,000
Equity compensation plans not approved by security holders	—	—	—

Total	31,000	$7.51	73,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Edward Ruttenberg, the Chairman and Chief Executive Officer of the Company, is a stockholder and director of Rollform of Jamestown, Inc., a rollforming company. ALSSI, one of the Company's subsidiaries, purchased $1,900, $90,000, and $245,000 of fabricated parts from Rollform of Jamestown, Inc. in 2006, 2005 and 2004, respectively.

        Alan H. Finegold, a director of the Company through January 2007, was paid $280,000, $197,000, and $20,000 for consulting and legal services to the Company in 2006, 2005 and 2004, respectively. Consulting services were provided pursuant to a consulting arrangement that was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2006 and 2005 totaled $28,000 and $32,000, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

        Roy J. Glosser, a former director and officer of the Company, is related to the Chairman of the Board of Signore, Inc., a vendor that supplied metal lockers to the Company through June 2006. Purchases from Signore, Inc. totaled $939,000, $3,310,000, and $2,990,000 in 2006, 2005 and 2004, respectively. Amounts due Signore, Inc. and included in accounts payable at December 31, 2006 and 2005 totaled $0 and $263,000, respectively. The Company terminated its relationship with Signore, Inc. in 2006. See Note 18 to the Company's consolidated financial statements included under Item 8 in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

        The Audit Committee of the Board of Directors of the Company appointed Travis, Wolff & Company, LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2006 and 2005. Previously, the Company engaged Schneider Downs & Co., Inc. as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2004. Schneider Downs & Co., Inc. resigned as the independent registered public accounting firm effective August 26, 2005.

        The following table presents approximate aggregate fees and other expenses for professional services rendered by Travis, Wolff & Company, LLP for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005 and fees and other expenses for other services rendered during those periods.

	2006	2005
Audit fees	$170,000	$409,000
Audit-related fees	—	39,000
Tax fees	30,000	31,000
All other fees	—	—

Total	$200,000	$479,000

Audit Fees

        Audit fees in 2006 and 2005 relate to services rendered in connection with the audit of the Company's consolidated financial statements. Audit fees in 2005 include the quarterly review of the financial statements included in the Company's Form 10-Q for its third fiscal quarter.

Audit-Related Fees

        Audit-related fees in 2006 and 2005 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are not reported under the caption "Audit Fees" above. Audit-related fees in 2005 relate to services rendered in connection with the audits of the Company's employee benefit plans.

Tax Fees

        Tax fees in 2006 and 2005 include fees for services with respect to tax compliance, tax advice and tax planning.

Other Fees

        There were no other fees in 2006.

Pre-Approval Policies and Procedures

        The Audit Committee considered whether the provision of all of the services described above were compatible with the Company's policies and maintaining the auditor's independence, and has determined that such services for 2006 and 2005 were compatible with the Company's policies and maintaining the auditor's independence. All services described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

        The following documents are filed as part of this Annual Report on Form 10-K:

1.
The financial statements together with the report of Travis, Wolff & Company, LLP dated August 30, 2007 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.
Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.
The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980
3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985
3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987
3.4	By-laws of American Locker Group Incorporated as amended and restated	Exhibit to Form 10-K for year ended December 31, 1985
3.5	Amendment to By-laws of American Locker Group Incorporated dated January 15, 1992	Exhibit to Form 10-K for year ended December 31, 1991
3.6	Amendment to Bylaws dated March 3, 1999	Exhibit to Form 10-K for year ended December 31, 1998
3.7	Amendment to Bylaws dated November 19, 1999	Exhibit to Form 10-K for year ended December 31, 1999
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999
10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005
10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Rights Agreement dated November 19, 1999 between American Locker Group Incorporated and Chase Mellon Shareholder Services LLC	Exhibit to Form 8-K filed November 18, 1999
10.4	Employment Agreement dated January 3, 2006 between American Locker Group Incorporated and Edward F. Ruttenberg	Exhibit to Form 8-K filed January 4, 2006
10.5	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999
10.6	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Exhibit to Form 10-K for year ended December 31, 2005
10.7	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Term Loan)	Exhibit to Form 10-K for year ended December 31, 2005
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Travis, Wolff & Company, LLP	Filed herewith
23.2	Consent of Schneider Downs & Co., Inc.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
September 4, 2007	By:	/s/ EDWARD F. RUTTENBERG Edward F. Ruttenberg Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD F. RUTTENBERG Edward F. Ruttenberg	Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer (PrinciPal Executive Officer)	September 4, 2007
/s/ PAUL M. ZAIDINS Paul M. Zaidins	Chief Financial Officer (Principal Financial Officer)	September 4, 2007
/s/ CRAIG R. FRANK Craig R. Frank	Director	September 4, 2007
/s/ JOHN E. HARRIS John E. Harris	Director	September 4, 2007
/s/ ANTHONY B. JOHNSTON Anthony B. Johnston	Director	September 4, 2007
/s/ MARY A. STANFORD Mary A. Stanford	Director	September 4, 2007
/s/ JAMES T. VANASEK James T. Vanasek	Director	September 4, 2007

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Year ended 2006
Allowance for Doubtful Accounts		$120,000	87,000	(9,000)	$198,000
Reserve for Inventory Valuation		1,003,000	247,000	—	1,250,000
Year ended 2005
Allowance for Doubtful Accounts		$232,000	$332,000	$(444,000)	$120,000
Reserve for Inventory Valuation		386,000	617,000	—	1,003,000
Year ended 2004
Allowance for Doubtful Accounts		$371,000	$155,000	$(294,000)	$232,000
Reserve for Inventory Valuation		457,000	123,000	(194,000)	386,000

II-1

QuickLinks

FORWARD-LOOKING INFORMATION
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
American Locker Group Incorporated and Subsidiaries Consolidated Balance Sheets
American Locker Group Incorporated and Subsidiaries Consolidated Statements of Operations
American Locker Group Incorporated and Subsidiaries Consolidated Statements of Stockholders' Equity
American Locker Group Incorporated and Subsidiaries Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements American Locker Group Incorporated and Subsidiaries December 31, 2006
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
Schedule II