Form 10-K
period 2007-12-31
AMERICAN LOCKER GROUP INC
filed 2008-06-19
CIK 8855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-439

American Locker Group Incorporated
(Exact Name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)
815 South Main Street Grapevine, Texas	76051 (Zip Code	)
(Address of principal executive offices)

(817) 329-1600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $1.00 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

As of June 16, 2008, 1,568,516 shares of Common Stock, $1.00 par value per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates was $4,140,677 based on the $3.02 price at which the Common Stock was last sold on June 11, 2008. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Overview

American Locker Group Incorporated (the “Company”) is a leading manufacturer and distributor of lockers, locks and keys with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states, Canada, Mexico, Europe, India and South America.

The Company’s lockers can be categorized as either postal lockers or non-postal lockers. Postal lockers are used for the delivery of mail, packages and other parcels. Non-postal lockers are used for applications other than mail delivery, though most of our non-postal lockers are key controlled checking lockers.

The following table sets forth selected products of the Company, the primary industries we serve and some of our representative customers:

Selected products/service:

Recreation lockers — stainless steel, painted steel or aluminum and plastic lockers typically secured by a coin operated lock for storage by patrons of amusement parks, water parks, ski resorts and swimming pools.

Coin operated keys and locks — manufactured in the Company’s Ellicottville, New York facility for use in new lockers or for replacement in existing lockers.

USPS approved multi-tenant mail distribution lockers — lockers are typically installed in apartment and commercial buildings and consist of the USPS-approved Horizontal 4c and Horizontal 4b+ models. The Horizontal 4c provides for lay flat mail delivery and was mandated by the USPS to replace the 4b+ for use in new construction after October 5, 2006.

Private mail delivery lockers — used for the internal distribution of mail in colleges and universities as well as large corporate offices.

Electronic distribution lockers — used to distribute items such as industrial supplies and library books using an electronic locking mechanism.

Evidence lockers — used by law enforcement agencies to securely store evidence.

Laptop lockers — used by large corporations, libraries and schools to recharge laptop computers in secure storage environment.

Mini-check lockers — used by health clubs, law enforcement, the military and intelligence agencies to securely store small items such as cell phones, wallets and keys.

Selected end user types:	Amusement parks
Water parks
Apartment buildings
Law enforcement
Health clubs
Ski resorts
Colleges and Universities
Military
Post Offices
Selected customers:	Walt Disney World
Sea World
Vail Associates
University of Colorado
United States Air Force
Busch Gardens
AT&T
United States Postal Service
The UPS Store

The Company was incorporated as the Automated Voting Machine Corporation on December 15, 1958, as a subsidiary of Rockwell Manufacturing Company (“Rockwell”). In April 1964, the Company’s shares were distributed to the stockholders of Rockwell, and it thereby became a publicly held corporation. From 1965 to 1989, the Company acquired and disposed of a number of businesses, including the disposition of its original voting machine business. In 1985, the Company’s name was changed to American Locker Group Incorporated.

In July 2001, the Company acquired Security Manufacturing Corporation (“SMC”). SMC manufactures aluminum multi-tenant mail lockers, which historically have been sold to the United States Postal Service (“USPS”) and private markets. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers and to increase its market share in the postal market.

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. From May 31, 2005 through September 2007, the Company continued selling its aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2007, 2006 and 2005, sales to the USPS accounted for 3.7%, 3.2%, and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market in 2007, 2006 and 2005 accounted for an additional 28.4%, 35.6%, and 32.5% of the Company’s sales, respectively.

On November 30, 2007, the Company announced that the USPS had rejected the Company’s application to manufacture the USPS-B-1118 CBU. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company had remedied many of these weaknesses during the 2007 fiscal year, the USPS noted that such remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. Please see Management’s Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K under Item 9a(T). However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time.

As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes and a reduction of administrative costs. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.

Edward Ruttenberg resigned from his positions as Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer effective January 31, 2008. Mr. Ruttenberg continues to serve as a member of Board of Directors. In connection with Mr. Ruttenberg’s resignation, John E. Harris, a current member of the Company’s Board of Directors, was appointed as non-executive Chairman of the Board of Directors on January 11, 2008. Also on January 11, 2008, Allen D. Tilley, who is also a current member of the Company’s Board of Directors, was appointed as Chief Executive Officer of the Company, and Paul M. Zaidins, the Company’s current Chief Financial Officer, was appointed as President and Chief Operating Officer of the Company. Mr. Zaidins will continue to perform his duties as Chief Financial Officer, and, as President and Chief Operating Officer, now oversees the Company’s day-to-day business operations.

Business Segment Financial Information

The Company, including its foreign subsidiary, is engaged primarily in one business: the sale of lockers, including coin, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution lockers. Please see the Company’s consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Competition

While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. and Canadian Locker Co., Ltd. are the dominant suppliers of key/coin controlled checking lockers in the United States and Canada. The Company faces active competition from several manufacturers of postal locker products sold in the private market. USPS specifications limit the Company’s ability to develop Postal Lockers which have significant product performance differentiation from competitors. As a result, the Company differentiates itself in the Postal Locker market by offering a higher level of quality and service coupled with competitive prices. To the Company’s knowledge, it is the only company that manufactures both the lock and locker components featured in the products the Company sells in the non-postal locker markets in which the Company competes. Additionally, the Company believes that its recreation lockers possess a reputation in the marketplace of high quality and reliability. The Company believes this integrated secured storage solution, when combined with the Company’s high level of service, quality and the reliability of its products, is a competitive advantage that differentiates the Company from its competitors in the non-postal locker markets.

Raw Materials

Present sources of supplies and raw materials incorporated into the Company’s metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the marketplace.

Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2007, 2006 and 2005, the two primary raw materials utilized in the Company’s operations. The average cost per pound of aluminum based on the three month buyer contract on the London Metals Exchange was $1.2077, $1.1752, and $.8613 in 2007, 2006 and 2005, respectively, representing increases of 2.8% from 2006 to 2007 and 36.4% from 2005 to 2006. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

The Company’s metal coin operated and electronic lockers were manufactured through mid-year 2006 by Signore, Inc. pursuant to a manufacturing agreement that terminated effective May 24, 2006. From May 2006 through the second quarter of 2008, the Company’s metal lockers were manufactured by contract manufacturers. Beginning in the second quarter of 2008, the Company’s wholly-owned subsidiary, SMC, began manufacturing painted steel and stainless steel coin operated lockers. The Company’s aluminum mailboxes are manufactured and sold by SMC.

Patents

The Company owns a number of patents, none of which it considers to be material to the conduct of its business.

Employees

The Company and its subsidiaries actively employed 126 individuals on a full-time basis as of December 31, 2007, 9 of whom were based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer

During 2007, 2006 and 2005, sales to one customer, the USPS, accounted for 3.7%, 3.2% and 21.4%, respectively, of net sales. In addition, sales of polycarbonate and aluminum CBUs to the private market accounted for an additional 28.4%, 35.6% and 32.5% of the Company’s sales in 2007, 2006 and 2005, respectively. In February 2005, the Company was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU.

The Company did not have any customer that was responsible for greater than 10% of consolidated revenue in 2007 and 2006. The Company sells lockers to foreign countries including Brazil, Canada, Chile, Greece, India, and the United Kingdom. During 2007, 2006 and 2005, sales to foreign countries accounted for 13.2%, 14.3% and 9.3%, respectively of consolidated net sales.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $309,038, $324,835 and $31,930, in 2007, 2006 and 2005, respectively, for such activity in its continuing businesses.

Compliance with Environmental Laws and Regulations

The Company’s facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liability on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company’s owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See “Item 3. Legal Proceedings” and Note 16 to the Company’s consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for further discussion with respect to the settlement of certain environmental litigation.

Backlog and Seasonality

Backlog of orders is not significant in the Company’s business, as shipments usually are made shortly after orders are received. The Company’s sales do not have marked seasonal variations.

Available Information

The Company files with the U.S. Securities and Exchange Commission (the “SEC”) quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.americanlocker.com. The contents of the Company’s website are not part of this Annual Report on Form 10-K.

Also, copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act will be made available, free of charge, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, upon written request to the Company.

Item 1A.	Risk Factors.

The Company’s results from continuing operations and its financial position could be adversely affected in the future by known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control. Some of these factors are described in more detail in this Annual Report on Form 10-K and in the Company’s other filings with the SEC. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. Should one or more of any of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.

The Company has recently implemented a series of operational changes intended to reduce operating expenses. If the changes do not have the intended effects, the Company’s ability to remain in business may be adversely affected.

As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes and a reduction of administrative costs. These changes will be augmented by a shift in the Company’s business focus to selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.

The operational changes implemented by management assume that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the decertification of the Model E CBU by the USPS, the sales of which provided over 30% of the Company’s sales revenues in each of 2006 and 2005. If the operational changes do not adequately reduce the Company’s expenses, the Company’s ability to remain in business would be adversely affected.

The Company may not obtain USPS approval to manufacture the new USPS-B-1118 CBU. If approval to manufacture the new CBU is not received, the Company’s results of operations and its business and financial condition could be materially adversely affected.

On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Sales to the private market of the Model E CBU accounted for 28.4%, 35.6%, and 32.5% of the Company’s sales in 2007, 2006 and 2005, respectively. On November 30, 2007, the Company announced that the USPS had rejected the Company’s application to manufacture the USPS-B-1118 CBU. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied most of these weaknesses during the 2007 fiscal year, the USPS noted remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. Please see Management’s Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K under Item 9a(T) . However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. While the Company intends to shift its business plan to increase its focus on its higher-margin niche products to offset the loss of revenues from the USPS, failure to obtain USPS approval to manufacture the USPS-B-1118 CBU, the Company’s results of operations, business and financial condition may be materially adversely affected.

The Company has experienced rising raw materials costs, which it may not be able to successfully mitigate.

Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2007 and 2006. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of sales through price increases. The Company’s ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company’s control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts. If the Company is not able to successfully mitigate the effects of rising raw materials costs, the Company’s results of operations, business and financial condition may be materially adversely affected.

The Company’s business is materially impacted by general economic conditions and the threat of terrorist activity.

The Company’s business depends, in part, upon private sales to customers in the housing, travel and other recreational industries. Any decline in general economic conditions in the United States or any heightened threat of terrorist and military actions could adversely affect the Company’s ability (and the ability of its suppliers and customers) to accurately forecast and plan future business activities, as these conditions particularly impact customers of the Company that operate theme parks, resorts and other travel-dependent businesses. As a result, customers could reduce their purchases of the Company’s products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company’s results of operations, business and financial condition.

The Company’s future success will depend, in large part, upon its ability to successfully introduce new products.

The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products, particularly the USPS-B-1118 CBU. The Company’s ability to successfully develop, introduce and sell new products depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing initiatives related to the new products. Given the Company’s current financial position, the Company may not have enough capital on hand to develop, manufacture and successfully introduce new products, and a failure to do so or to obtain the necessary capital in order to do so would have a material adverse effect on the Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

		Approximate
		Floor Space
Location	Subsidiary	In Sq. Ft.		Use

Ellicottville, NY	American Locker Security Systems, Inc.—Lock Shop	12,800		Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	4,000	*	Sales, service and repair of coin-operated lockers and locks
Toronto, Ontario	Canadian Locker Company, Ltd.	3,000	*	Warehouse
Grapevine, TX	Altreco, Inc. (Operated by Security Manufacturing Corporation)	70,000		Manufacturing and corporate headquarters

TOTAL		89,800

The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company’s presently contemplated needs.

Item 3.	Legal Proceedings.

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (“PRP”) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates, and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.

Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 165 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of May 9, 2008 is approximately 45 cases.

While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

The Company is involved in other routine claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of the stockholders of the Company (the “Annual Meeting”) was held on December 6, 2007. At the Annual Meeting, the following persons were elected to serve as directors until the annual meeting of the Company’s stockholders following the fiscal year ending December 31, 2007 and until his or her respective successor is elected and qualified, or until his or her earlier death, resignation or removal from office, by the votes indicated:

			Abstain/Broker
	For	Against	Non-Votes

Edward F. Ruttenberg	1,294,287	12,656	N/A
Craig R. Frank	1,246,685	60,258	N/A
John E. Harris	1,101,875	205,068	N/A
Allen E. Tilley	1,248,685	58,258	N/A
James T. Vanasek	1,092,219	214,724	N/A
Anthony B. Johnston	1,246,697	60,246	N/A
Mary A. Stanford	1,247,189	59,754	N/A

During the Annual Meeting, the stockholders also ratified the appointment of Travis, Wolff & Company, L.L.P. as the Company’s auditors for 2008, by the votes indicated below:

			Abstain/Broker
	For	Against	Non-Votes

Appointment of Travis, Wolff & Company, L.L.P.	1,157,179	146,508	3,256

No other matters were voted on during the Annual Meeting. For further information with respect to the matters presented to the stockholders for approval at the Annual Meeting, please refer to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on November 2, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

The Company’s common stock, par value $1.00 per share, is not currently listed on any exchange. As of the opening of business on April 3, 2006, the Company voluntarily delisted its common stock from the Nasdaq Stock Market. The last trading day for the Company’s common stock on the Nasdaq National Market was Friday, March 31, 2006. The Company’s common stock currently is quoted on The Pink Sheets under the symbol “ALGI.PK”. The following table shows the range of the low and high sale prices and bid information, as applicable, for the Company’s common stock in each of the calendar quarters indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Market Price
Per Common Share

2007	High	Low

Quarter ended December 31, 2007	$5.40	$3.60
Quarter ended September 30, 2007	5.65	3.90
Quarter ended June 30, 2007	4.50	4.00
Quarter ended March 31, 2007	4.82	3.20

2006	High	Low

Quarter ended December 31, 2006	$4.55	$4.00
Quarter ended September 30, 2006	5.00	4.10
Quarter ended June 30, 2006	7.00	4.10
Quarter ended March 31, 2006	5.74	4.37

The last reported sales price of our common stock as of December 31, 2007 was $3.75. The Company had 1,281 security holders of record as of that date.

The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2007, the shares of common stock authorized for issuance under our equity compensation plans:

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders(1)	64,000	$6.12	37,000
Equity compensation plans not approved by security holders	—	—	—

Total	64,000	$6.12	37,000

(1)	Includes the American Locker Group Incorporated 1999 Stock Incentive Plan. Please see Note 10 “Stock-Based Compensation” to the Company’s consolidated financial statements for further information.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” “Item 1. Description of Business,” and Note 17 to the Company’s consolidated financial statements in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Sales	$20,242,803	$25,065,090	$32,303,689	$49,653,129	$39,738,702
Income (loss) before income taxes	(2,749,743)	845,224	(9,512,121)	4,682,147	3,406,707
Income taxes	(845,626)	300,904	(1,272,006)	1,874,567	1,339,899
Net income (loss)	(1,904,117)	544,320	(8,240,115)	2,807,580	2,066,808
Earnings (loss) per share — basic	(1.23)	0.35	(5.35)	1.83	1.36
Earnings (loss) per share — diluted	(1.23)	0.35	(5.35)	1.80	1.33
Weighted average common shares outstanding — basic	1,549,516	1,547,392	1,540,179	1,534,146	1,523,429
Weighted average common shares outstanding — diluted	1,549,516	1,547,392	1,540,179	1,557,931	1,554,328
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	195,280	184,257	333,389	456,865	529,642
Depreciation and amortization expense	386,430	396,304	562,078	706,929	893,236
Expenditures for property, plant and equipment	818,646	98,591	475,775	280,562	543,146
YEAR-END POSITION
Total assets	12,416,042	14,517,522	15,241,854	29,152,613	26,037,617
Long-term debt, including current portion	2,143,765	2,178,042	2,316,210	6,668,596	8,305,487
Stockholders’ equity	7,758,161	9,302,162	8,614,629	16,840,232	14,148,546
Stockholders’ equity per share(1)	5.01	6.00	5.57	10.98	9.22
Common shares outstanding at year-end	1,549,516	1,549,516	1,546,146	1,534,146	1,534,146
Number of employees	126	147	132	149	154

Certain prior year amounts have been restated to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”).

(1)	Based on shares outstanding at December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 46.7% of its revenue in 2007 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management uses judgmental factors such as customer’s payment history and the general economic climate, as well as considering the age of and past due status of invoices, in assessing collectability and establishing the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, an increase in the allowance resulting in a charge to expense would be required.

Inventories

Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Beginning in the first quarter of 2007, we changed the method of accounting for inventories from a combination of the use of FIFO and LIFO methods to the FIFO method. The Company believes this change is preferable as the FIFO method: better reflects the current value of inventories on the Consolidated Balance Sheet; provides uniformity across our operations with the respect to the method of inventory accounting; and reduces complexity in accounting for inventories.

The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements. Refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included under Item 8 to this Annual Report on Form 10-K for further information.

The Company records reserves for estimated obsolescence or unmarketable inventory equal to the difference between the actual cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and management’s review of existing inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory reserves resulting in a charge to expense would be required.

Goodwill

As discussed in Note 2 to the Company’s consolidated financial statements included under Item 8 to this Annual Report on Form 10-K, the Company had recorded Goodwill of $6,155,000 in connection with the acquisition of SMC in 2001. Beginning in 2002, the Company, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, performed the required goodwill impairment tests. These tests were performed annually at the beginning of the fourth calendar quarter. In assessing impairment, the Company made assumptions regarding future cash flows and other factors to determine the fair value of the respective net assets. Based upon these tests, no impairment was determined to exist through December 31, 2004.

In February of 2005, the Company was notified that its contract with USPS for polycarbonate and Aluminum CBUs, which accounted for approximately 54% of the Company’s net sales in fiscal 2004, would not be renewed. This contract expired May 31, 2005. Due to the significant reduction in business resulting from the Company’s loss of the USPS contract, it was determined that the fair value of the Company had declined significantly. After the loss of the contract, management concluded that the fair value of the Company was not in excess of the carrying value of the underlying tangible assets, indicating that there is no longer value attributable to goodwill. Accordingly, the Company recorded a goodwill impairment charge of approximately $6,155,000 against its operating results in the first quarter of 2005.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Depreciation is computed by the straight-line and declining balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 20 to 40 years for buildings and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the building or the lease term. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

In accordance with Financial Accounting Standards Board Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. As discussed in Note 17 to the Company’s consolidated financial statements included under Item 8 to this Annual Report on Form 10-K, the Company implemented a restructuring plan in 2005 as a result of the loss of the USPS contract discussed above. As part of the restructuring plan, the Company recorded an impairment charge of approximately $92,000 in 2005.

Pension Assumptions

The Company maintains a defined benefit plan covering its U.S. employees and a separate defined benefit plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2007 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, assumptions for the rates of compensation increase and discount rate were also made. The rate of compensation increase used in determining the 2007 pension costs was 2.0% for the Canadian plan and was determined using projections of inflation and real wage increase assumptions. The discount rates used in determining the 2007 pension costs were 5.75% and 5.0% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

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

Deferred Income Tax Assets

The Company had net deferred tax assets of approximately $1,445,000 at December 31, 2007. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2007, are realizable. If future operating results continue to generate taxable losses, it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Results of Operations — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Accounting Method

On January 1, 2007, the Company changed the method of accounting for inventories from a combination of the use of FIFO and LIFO methods to solely the FIFO method. The Company believes this change is preferable as the FIFO method: better reflects the current value of inventories on the Consolidated Balance Sheet; provides uniformity across our operations with the respect to the method of inventory accounting; and reduces complexity in accounting for inventories. See note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements for further information. As a result of this accounting change, the discussions which follow reflect our restated results for the accounting change.

Overall Results and Outlook

Overall results in 2007 were negatively impacted by the USPS decertification of the Model E CBU. The Company had consolidated net sales of $20,242,803 in 2007, a decrease of $4,822,287, or 19.2%, compared to the prior year net sales of $25,065,090. This decrease was attributable primarily to the USPS decision to decertify the Company’s Model E CBU in September 2007. From May 31, 2005, when the USPS polycarbonate CBU contract expired, until the USPS decertification of the Model E CBU, the Company had been selling the Model E CBU to the private market for use as USPS approved mail delivery. Once the Model E CBU was decertified, the Company was no longer allowed by the USPS to sell this model to the private market for USPS approved mail delivery. Pre-tax operating results decreased to a pre-tax loss of $2,749,743 in 2007 from a reported pre-tax profit of $845,224 in 2006. After tax operating results decreased to a reported net loss of $1,904,117 in 2007 from a net profit of $544,320 in 2006. Net loss per share was $(1.23) per share (basic and diluted) in 2007, down from net income per share of $.35 (basic and diluted) in the previous year.

Decertification of the Model E CBU

On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. This decertification prevented the Company from selling this model to the private market for USPS approved mail delivery. Beginning in September 2007, the Company’s revenues and profitability have been adversely affected by this decertification. Sales of the Model E aluminum CBU to the private market accounted for an additional 28.4% and 35.6% of the Company’s sales in 2007 and 2006, respectively.

As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes and a reduction of administrative costs. These changes will be augmented by a shift in the Company’s business focus to selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.

Net Sales

Consolidated net sales in 2007 amounted to $20,242,803, a decrease of $4,822,287 from net sales of $25,065,090 in 2006. Sales of the Model E CBU decreased $3,399,556 to $5,759,245 in 2007 as compared to $9,158,801 in 2006 due to its decertification by the USPS in September 2007. Sales of postal lockers, excluding the CBU, decreased $1,004,912 to $5,331,601 in 2007 from $6,336,513 in 2006 due primarily to lower sales of the Horizontal 4b+ mailbox. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007.

Sales by general product group for the last two years were as follows:

			Percentage
	2007	2006	Increase (Decrease)

Postal Lockers, excluding CBUs	$5,331,601	$6,336,513	(15.9)%
CBUs	5,759,245	9,158,801	(37.1)%
Non-Postal Lockers	9,151,957	9,569,776	(4.4)%

Cost of Sales

Consolidated cost of sales as a percentage of sales was 75.7% in 2007 as compared to 66.3% in 2006. In 2007, cost as a percentage of sales was higher due to one-time expenses of $165,000 to increase the reserve for inventory valuation following the decertification of the Model E CBU, increased raw material prices, and excess fixed overhead costs following the decertification of the Model E CBU.

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2007 totaled $7,464,087, an increase of $178,875 compared to $7,285,212 in 2006. The increase in 2007 was primarily due to an increase in advertising expenses of $360,036 and severance expenses of $200,000, which were partially offset by lower selling and freight expenses resulting from decreased sales.

Other Income and Expense — Net

Other expense in excess of other income in 2007 totaled $61,943, a decrease of $97,790 compared to other expense in excess of other income of $159,733 in 2006.

Interest Expense

Interest expense in 2007 totaled $195,280, an increase of $11,023 compared to $184,257 in 2006. The increase is due to higher interest rates associated with the Company’s new credit facility with F&M Bank and Trust Company.

Income Taxes

In 2007, the Company recorded an income tax benefit of $845,626 compared to income tax expense of $300,904 in 2006. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss or pre-tax income was 30.8% in 2007 compared to 35.6% in 2006. The decrease in 2007 was primarily due to the increase in the deferred tax valuation allowance which accounted for a 10.8 percentage point decrease in the effective tax rate.

Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overall Results

The Company had consolidated net sales of $25,065,090 in 2006, a decrease of $7,238,599, or 22.4%, compared to the prior year net sales of $32,303,689. This decrease was attributable primarily to the loss of the USPS contract discussed below. Pre-tax operating results increased to a pre-tax profit of $845,224 in 2006 from a reported pre-tax loss of $9,512,121 in 2005. Results in 2005 were negatively impacted by one-time charges of $2,329,191 for restructuring charges and $6,155,204 impairment charge related to the write-down of previously recorded goodwill. After tax operating results increased to a reported net profit of $544,320 in 2006 from a net loss of $8,240,115 in 2005. Net income per share was $0.35 per share on a diluted basis in 2006, up from a net loss per share of $5.35 on a diluted basis in the previous year.

Non-Renewal of USPS Contract and Other Events

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum CBUs would not be renewed, and the contract expired on May 31, 2005. During 2006 and 2005, sales to the USPS accounted for 3.2% and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6% and 32.5% of the Company’s sales in 2006 and 2005, respectively.

Following the Company’s announcement that the USPS CBU contract would not be renewed, the Board of Directors formed a Restructuring Committee for the purposes of selecting a financial advisor and evaluating a restructuring plan. In March 2005, following Board approval, the Company announced that it had retained Compass Advisory Partners, LLC (“Compass”) to provide strategic consulting services to the Company with respect to potential restructuring and cost reductions necessitated by the non-renewal of the USPS CBU contract. The Restructuring Committee, in consultation with Compass, undertook a review of the Company’s financial position and business and operations. In particular, the Restructuring Committee and Compass reviewed: (i) the financial impact of the loss of the Company’s CBU contract with the USPS; (ii) the economics of the Signore manufacturing agreement; (iii) the prospects for new product development, including emphasis on the USPS-B-1118 series aluminum CBUs; and (iv) an emphasis on cash generation and retention during the restructuring phase.

The loss of revenues resulting from the non-renewal of the Company’s CBU contract with the USPS, in addition to the potential loss of sales of CBUs in the private market during the transition to the USPS-B-1118 design, make the Company’s future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company’s Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, New York upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, New York to company-owned facilities in Grapevine, Texas. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

Net Sales

Consolidated net sales in 2006 decreased $7,238,599 to $25,065,090 as compared to net sales of $32,303,689 in 2005. This decrease was due to the fact that there were no sales of polycarbonate CBUs and outdoor parcel lockers in 2006. Due to the closure of the Jamestown manufacturing facility that assembled the outdoor parcel lockers in 2005, the Company was unable to manufacture any outdoor parcel lockers in 2006. The Company’s consolidated net sales consisted entirely of sales of metal storage lockers (coin-op, temporary storage, electronic keyless and service) and metal postal lockers (aluminum CBUs, indoor mailboxes and collection boxes). Sales of CBUs decreased by 43.3% to $9,158,801 in 2006 due to the loss of the USPS polycarbonate CBU contract in 2005. The model E CBU accounted for the entire $9,158,801 of CBU sales in 2006.

In 2005, consolidated net sales were $32,303,689, of which 28.3% were plastic lockers sold to the USPS and the private market. Sales by general product group for the last two years were as follows:

			Percentage
	2006	2005	Increase (Decrease)

Postal Lockers, excluding CBUs	$6,336,513	$6,424,373	(1.4)%
CBUs	9,158,801	16,159,106	(43.3)%
Non-Postal Lockers	9,569,776	9,720,210	(1.5)%

Cost of Sales

Consolidated cost of sales as a percentage of sales was 66.3% in 2006 as compared to 74.7% in 2005. Cost as a percentage of sales was higher in 2005 due to one-time expenses of $617,000 to increase the reserve for inventory valuation, the write-off of $615,000 of inventory related to the termination of the manufacturing agreement with Signore, and expenses associated with the cancellation of the USPS polycarbonate CBU contract.

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2006 totaled $7,285,212, a decrease of $1,203,559 compared to $8,488,771 in 2005. The decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the restructuring plan, which were partially offset by an increase of $698,000 in legal, consulting and accounting fees related to the fiscal year 2005 audit.

Other Income and Expense — Net

Other expense in excess of other income in 2006 totaled $159,733, a decrease of $292,888 compared to other income in excess of other expenses of $452,621 in 2005. In 2005, the Company incurred several one-time expenses, including realizing an $84,000 loss on the disposal of certain assets, paying $238,000 in professional fees on income tax recovery matters and a $40,000 pre-payment penalty to the Company’s former principal lender.

Interest Expense

Interest expense in 2006 totaled $184,257, a decrease of $149,132 compared to $333,389 in 2005. The decrease is the result of lower average outstanding debt balances due to the accelerated term loan repayments and scheduled mortgage loan repayments totaling $4,352,000 during 2005. No new debt borrowings were incurred in 2006. Further, during 2006 the Company did not have any outstanding borrowings under its line of credit.

Income Taxes

In 2006, the Company recorded an income tax expense of $300,904 compared to income tax benefit of $1,272,006 in 2005. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss or pre-tax income was 35.6% in 2006 compared to 13.4% in 2005. The lower effective tax rate in 2005 results principally from the non-deductible charge for the impairment of goodwill.

Liquidity and Sources of Capital

Cash Flows Summary

	Year Ended December 31,
	2007	2006	2005

Net cash (used in) provided by:
Operating activities	$(294,669)	$1,443,757	$246,201
Investing activities	(818,646)	(98,591)	(437,906)
Financing activities	(34,277)	(122,454)	(4,318,636)
Effect of exchange rate changes on cash	201,319	7,497	8,141

Increase (Decrease) in cash and cash equivalents	$(946,273)	$1,230,209	$(4,502,200)

Operating Activities

In 2007, the Company used net cash in operating activities of $294,669 compared with net cash provided by operating activities of $1,443,757 in 2006. The change was due primarily to the net loss of $1,904,117 in 2007 partially offset by a reduction in accounts receivable of $1,343,848 compared with net income of $544,320 in 2006.

In 2006, the Company generated net cash in operating activities of $1,443,757 compared with net cash provided by operating activities of $246,201 in 2005. In 2005, the Company had a net loss of $8,240,115 coupled with a decrease in inventories of $3,634,630 which was partially offset by a non-cash goodwill impairment charge of $6,155,204, an increase in accounts payable and accrued expenses of $1,186,035 and an increase in income taxes receivable and decrease of income taxes payable of $1,457,844. In 2006, net cash from operating activities exceeded net income primarily due to a $986,803 reduction in accounts receivable.

Investing Activities

Net cash used in investing activities was $818,646 in 2007 compared with net cash used in financing activities of $98,591 in 2006. The change was due to increased capital expenditures in 2007 as the Company invested in new machinery and equipment in their Grapevine, Texas manufacturing facility as part of the launch of the Horizontal 4c product and to support the lean manufacturing initiative.

Net cash used in investing activities was $98,591 in 2006 compared with net cash used in financing activities of $437,906 in 2005. The change was due to cash conservation efforts related to the restructuring plan.

Financing Activities

Net cash used in financing activities was $34,277 in 2007 compared with net cash used in financing activities of $122,454 in 2006. The change is due to the longer amortization period in the Company’s current mortgage payable as compared to the previous mortgage payable and the increase in mortgage debt as a result of the F&M Bank and Trust mortgage.

Net cash used in financing activities was $122,454 in 2006 compared with net cash used in financing activities of $4,318,636 in 2005. The change is due to the Company agreeing to accelerate the scheduled repayment of its then outstanding term loans, repaying it in full ($4,225,000).

On December 31, 2007, outstanding debt totaled $2,143,765 compared with $2,178,042 at December 31, 2006 and $2,316,210 at December 31, 2005. The decrease in debt reflects the repayment of the Company’s mortgage loans.

On March 5, 2008, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit matures on March 5, 2009. The line of credit is secured by all accounts receivable, inventory and equipment as well as a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the revolving line of credit requires compliance with certain covenants.

On December 31, 2007, the Company had no borrowings, leaving $750,000 available for borrowings under the revolving line of credit.

On March 28, 2008, April 28, 2008 and June 13, 2008, the Company received waivers from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of the Company’s 2007 Annual Report on Form 10-K as well as the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

On March 6, 2007, the Company obtained a $750,000 revolving line of credit (the “Line of Credit”) and a $2,200,000 term loan (the “Term Loan”) from The F&M Bank and Trust Company (the “Lender”). The Line of Credit was established under a Loan Agreement between the Company, the Lender and Altreco, Incorporated, a wholly-owned subsidiary of the Company, as Guarantor (“Altreco”), and the Term Loan was established under a separate Loan Agreement between the Company, the Lender and Altreco, as Guarantor.

The proceeds of the Term Loan were used to satisfy the outstanding principal balance and related costs of the Company’s existing mortgage loan with Manufacturers and Traders Trust Company, under which the Company had been in default since March 2005. The proceeds of the Line of Credit have been used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

During 2005 and 2006, the Company was in technical default of its long-term debt agreement with Manufacturers and Traders Trust Company, its then primary lender, rendering the entire $6,669,000 outstanding balance due upon demand. During 2005, the Company repaid $4,352,000 of the outstanding debt.

Effect of Exchange Rate Changes on Cash

Net cash provided by the effect of exchange rate changes on cash was $201,319 in 2007 as compared to $7,497 in 2006. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”) which caused an increase in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 18.8% from $0.8581 to $1.0194 between December 31, 2006 and 2007.

Net cash provided by the effect of exchange rate changes on cash was $7,497 in 2006 as compared to $8,141 in 2005 due to a relatively stable CAD to USD exchange rate over this period.

Cash and Cash Equivalents

On December 31, 2007, the Company had cash and cash equivalents of $1,561,951 compared with $2,508,224 on December 31, 2006. The year-over-year decrease was driven primarily by the net loss of $1,904,117 and a decrease in accounts receivable of $1,343,848.

Liquidity

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2007	2006

Current Ratio	3.5 to 1	4.3 to 1
Working Capital	$5,318,126	$7,954,349

The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under our line of credit facility.

Expected uses of cash in fiscal 2008 include funds required to support our operating activities, capital expenditures, and contributions to the Company’s defined benefit pension plans. The Company expects capital expenditures in 2008 to be less than in 2007.

The Company has taken steps to enhance our liquidity position with the renewal of our revolving line of credit which included the waiver of certain covenants as well as the addition of inventory to our borrowing base. The Company’s plans to manage our liquidity position in 2008 include maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing our implementation of lean manufacturing processes and reducing inventory levels.

The Company has considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through 2008.

Subsequent Events

On March 5, 2008, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit matures on March 5, 2009. The line of credit is secured by all accounts receivable, inventory and equipment as well as a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the revolving line of credit requires compliance with certain covenants.

On March 28, 2008, April 28, 2008 and June 13, 2008, the Company received waivers from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of the Company’s 2007 10-K as well as the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

On March 27, 2008, the Company issued 19,000 shares of common stock to members of the Board of Directors as part of their compensation. The shares issued to members of the Board of Directors vested immediately. On March 27, 2008, an additional 10,000 shares of common stock were issued to the President, Chief Operating Officer and Chief Financial Officer which will vest in three annual installments beginning December 31, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The Company has contractual obligations as of December 31, 2007 relating to long-term and current debt, operating lease arrangements and purchase obligations. The Company does not guarantee the debt of any third parties. All of the Company’s subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt, operating leases and purchase obligations are as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$2,143,765	$96,530	$342,535	$1,704,700	$—
Operating lease obligations	138,832	96,937	41,895	—	—

Total	$2,282,597	$193,467	$384,430	$1,704,700	$—

The above amounts for long-term debt do not include interest.

The Company has had continuing obligations under its U.S. and Canadian defined benefit pension plans. These are funded plans under which the Company is required to make contributions to meet ERISA and Canadian funding requirements. The Company’s contributions to the plans have ranged from approximately $100,000 to $400,000 over the last four years. The required funding is based on actuarial calculations that take into account various actuarial results and certain assumptions. Contributions to the plans for the year ended December 31, 2007 totaled $276,000.

As part of its restructuring plan necessitated by the non-renewal of the USPS contract discussed above, the Company froze its obligations under the U.S. defined benefit plan such that after July 15, 2005, benefits will no longer accrue under this plan.

Other Agreements

During 2002, the Company entered into agreements to become 5% members of two limited liability companies (“LLCs”). Third parties formed the LLCs in order to provide luggage cart services at two U.S. airports. The Company has sold luggage cart products to these LLCs. The Company contemplates a sale of its luggage cart assets and may not be in a position to make further sales to these LLCs. The governing documents of the LLCs provide that the Company does not share in the distribution of cash flow or profits and losses of the LLCs through 2007, nor is the Company required to make any capital contribution to the LLCs. Ownership by the Company of a minority interest in the LLCs had no impact on the Company’s 2007 operating results or financial position, and is not expected to have any material impact in the future.

Impact of Inflation and Changing Prices

Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2007, 2006 and 2005, the two primary raw materials utilized in the Company’s operations. The average cost per pound of aluminum based on the three month buyer contract on the London Metals Exchange was $1.2077, $1.1752 and $.8613, and in 2007, 2006 and 2005, respectively, representing increases of 2.8% from 2006 to 2007 and 36.4% from 2005 to 2006. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs, such as pension costs discussed above, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.

Market Risks

Raw Materials

The Company does not have any long-term commitments for the purchase of raw materials. With respect to its products that use steel, aluminum and plastic, the Company expects that any raw material price changes would be reflected in adjusted sales prices and passed on to customers. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited. Present sources of supplies and raw materials incorporated into the Company’s products are generally considered to be adequate and are currently available in the marketplace.

Foreign Currency

The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk, since the Canadian operation’s net assets represent only 13% of the Company’s aggregate net assets at December 31, 2007. Presently, management does not hedge its foreign currency risk.

Interest Rate Risks

The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at December 31, 2006. On March 5, 2007, the Company entered into a new credit agreement which provided a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the Bank’s prime rate plus .75% (8% on December 31, 2007).

Effect of New Accounting Guidance

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and the impact on the Company’s consolidated financial statements was immaterial.

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. There was no impact on the Company’s consolidated financial statements with respect to the adoption of EITF No. 06-3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact adoption of SFAS No. 157 may have on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2008, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The Company is currently evaluating the impact adoption of SFAS No. 159 may have on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact adoption of SFAS No. 141(R) may have on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact adoption of SFAS No. 160 may have on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required is reported under the “Impact of Inflation and Changing Prices” and “Market Risks” headings under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Locker Group Incorporated

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed the method of accounting for inventories from a combination of the use of FIFO and LIFO methods to the FIFO method. The change in accounting method was completed in accordance with Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting for Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements.

As discussed in Note 2 to the consolidated financial statements effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/ Travis, Wolff & Company, L.L.P.

Dallas, Texas
June 16, 2008

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
		(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,561,951	$2,508,224
Accounts receivable, less allowance for doubtful accounts of $233,000 in 2007 and $198,000 in 2006	1,568,464	2,902,079
Inventories, net	3,060,341	3,387,729
Prepaid expenses	223,068	143,481
Income tax receivable	44,467	578,653
Deferred income taxes	987,538	841,689

Total current assets	7,445,829	10,361,855
Property, plant and equipment:
Land	500,500	500,500
Buildings and leasehold improvements	3,509,891	3,430,162
Machinery and equipment	8,045,859	7,099,249

	12,056,250	11,029,911
Less allowance for depreciation and amortization	(7,543,465)	(6,952,025)

	4,512,785	4,077,886
Deferred income taxes	457,428	77,781

Total assets	$12,416,042	$14,517,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$96,530	$152,192
Accounts payable	1,236,316	1,574,098
Commissions, salaries, wages and taxes thereon	285,759	260,862
Income taxes payable	72,146	—
Other accrued expenses and current liabilities	436,952	420,354

Total current liabilities	2,127,703	2,407,506
Long-term liabilities:
Long-term debt	2,047,235	2,025,850
Pension and other benefits	482,943	782,004

	2,530,178	2,807,854
Total liabilities	4,657,881	5,215,360
Commitments and contingencies
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares — 4,000,000 Issued shares — 1,741,516 in 2007 and 2006 Outstanding shares — 1,549,516 in 2007 and 2006	1,741,516	1,741,516
Other capital	184,988	144,415
Retained earnings	8,018,454	9,922,571
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(74,797)	(394,340)

Total stockholders’ equity	7,758,161	9,302,162

Total liabilities and stockholders’ equity	$12,416,042	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Net sales	$20,242,803	$25,065,090	$32,303,689
Cost of products sold	15,321,106	16,619,734	24,141,999

Gross profit	4,921,697	8,445,356	8,161,690
Asset impairment — goodwill	—	—	6,155,204
Selling, administrative and general expenses	7,464,087	7,285,212	8,488,771
Restructuring costs	—	—	2,329,191

	(2,542,390)	1,160,144	(8,811,476)
Interest income	49,870	29,070	85,365
Other income (expense) — net	(61,943)	(159,733)	(452,621)
Interest expense	(195,280)	(184,257)	(333,389)

Income (loss) before income taxes	(2,749,743)	845,224	(9,512,121)
Income tax expense (benefit)	(845,626)	300,904	(1,272,006)

Net income (loss)	(1,904,117)	$544,320	$(8,240,115)

Weighted average common shares:
Basic	1,549,516	1,547,392	1,540,179

Diluted	1,549,516	1,547,392	1,540,179

Earnings (loss) per share of common stock:
Basic	$(1.23)	$0.35	$(5.35)

Diluted	$(1.23)	$0.35	$(5.35)

Dividends per share of common stock	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other	Total
	Common	Other	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
			(Restated)			(Restated)

Balance at January 1, 2005, as previously stated	$1,726,146	$97,812	$17,327,683	$(2,112,000)	$(490,092)	$16,549,549
Change in inventory accounting	—	—	290,683	—	—	290,683

Balance at January 1, 2005, as restated	1,726,146	97,812	17,618,366	(2,112,000)	(490,092)	16,840,232
Comprehensive income:
Net income (loss) (Restated)	—	—	(8,240,115)	—	—	(8,240,115)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(34,219)	(34,219)
Minimum pension liability adjustment, net of tax benefit of $1,649	—	—	—	—	2,473	2,473

Total comprehensive (loss) (Restated)						(8,271,861)
Common stock issued (12,000 shares)	12,000	21,750	—	—	—	33,750
Tax benefit of exercised stock options	—	12,509	—	—	—	12,509

Balance at December 31, 2005, as restated	$1,738,146	$132,071	$9,378,251	$(2,112,000)	$(521,838)	$8,614,630
Net income (loss) (Restated)	—	—	544,320	—	—	544,320
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	7,361	7,361
Minimum pension liability adjustment, net of tax benefit of $80,091	—	—	—	—	120,137	120,137

Total comprehensive income (restated)						671,818
Common stock issued (3,370 shares)	3,370	12,344	—	—	—	15,714

Balance at December 31, 2006, as restated	$1,741,516	$144,415	$9,922,571	$(2,112,000)	$(394,340)	$9,302,162
Net income (loss)			(1,904,117)			(1,904,117)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	249,491	249,491
Minimum pension liability adjustment, net of tax benefit of $46,707	—	—	—	—	70,052	70,052

Total comprehensive (loss)						(1,584,574)
Stock-based compensation	—	40,573	—	—	—	40,573

Balance at December 31, 2007	$1,741,516	$184,988	$8,018,454	$(2,112,000)	$(74,797)	$7,758,161

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Operating activities
Net income (loss)	$(1,904,117)	$544,320	$(8,240,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	386,430	396,304	562,078
Provision for uncollectible accounts	61,000	77,939	(112,048)
Equity based compensation	40,573	—	—
Loss on disposal of assets	—	—	84,379
Deferred income taxes (credits)	(488,728)	400,251	(120,291)
Impairment of goodwill	—	—	6,155,204
Changes in assets and liabilities:
Accounts and other receivables	1,343,848	986,803	523,891
Inventories	341,078	(92,738)	3,634,630
Prepaid expenses	(78,110)	(92,610)	85,149
Accounts payable and accrued expenses	(363,602)	(928,210)	(1,186,035)
Income taxes	602,857	476,772	(1,457,844)
Pension and other benefits	(235,898)	(325,074)	317,203

Net cash provided by (used in) operating activities	(294,669)	1,443,757	246,201
Investing activities
Purchase of property, plant and equipment	(818,646)	(98,591)	(475,775)
Proceeds from sale of property, plant and equipment	—	—	37,869

Net cash used in investing activities	(818,646)	(98,591)	(437,906)
Financing activities
Long-term debt payments	(2,234,277)	(138,168)	(4,352,386)
Long-term debt borrowings	2,200,000	—	—
Common stock issued	—	15,714	33,750

Net cash used in financing activities	(34,277)	(122,454)	(4,318,636)

Effect of exchange rate changes on cash	201,319	7,497	8,141

Net increase (decrease) in cash and cash equivalents	(946,273)	1,230,209	(4,502,200)
Cash and cash equivalents at beginning of year	2,508,224	1,278,015	5,780,215

Cash and cash equivalents at end of year	1,561,951	$2,508,224	$1,278,015

Supplemental cash flow information:
Cash paid during the year for:
Interest	$195,502	$183,708	$292,160

Income taxes	$15,898	$—	$934,954

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries
December 31, 2007

1.	Basis of Presentation

Consolidation, Business Description and Current Operating Condition

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the “Company”), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading manufacturer and distributor of lockers, locks and keys. The Company’s lockers can be categorized as either postal lockers or non-postal lockers. Postal lockers are used for the delivery of mail. Most non-postal lockers are key controlled checking lockers. The Company is best known for manufacturing and servicing the key and lock system with the plastic orange cap. The Company serves customers in a variety of industries in all 50 states, Canada, Mexico, Europe, India and South America.

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. From May 31, 2005 through September 2007, the Company continued selling its aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2007, 2006 and 2005, sales to the USPS accounted for 3.7%, 3.2%, and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 28.4%, 35.6%, and 32.5% of the Company’s sales in 2007, 2006 and 2005, respectively.

On November 30, 2007, the Company announced that the USPS had rejected the Company’s application to manufacture the USPS-B-1118 CBU. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted that such remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time.

As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes and a reduction of administrative costs. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.

Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.

2.	Summary of Significant Accounting Policies

Change in Accounting Method

On January 1, 2007, the Company changed the method of accounting for inventories from a combination of the use of FIFO and LIFO methods to the FIFO method. The Company believes this change is preferable as the FIFO method: better reflects the current value of inventories on the Consolidated Balance Sheet; provides uniformity across our operations with the respect to the method of inventory accounting; and reduces complexity in accounting for inventories.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements.

The effect of the change in accounting method on previously reported consolidated operating results for the years ended December 31, 2006 and 2005 was as follows:

	2006		2005
	As Originally	As Adjusted for	As Originally	As Adjusted for
	Reported	Accounting Change	Reported	Accounting Change

Consolidated statements of operations
Cost of products sold	$16,438,344	$16,619,734	$23,904,090	$24,141,999
Tax provision	387,148	300,904	(1,182,314)	(1,272,006)
Net earnings	639,466	544,320	(8,091,898)	(8,240,115)
Basic earnings (loss) per share	0.41	0.35	(5.25)	(5.35)
Diluted earnings (loss) per share	0.41	0.35	(5.25)	(5.35)

The effect of the change in accounting method on our previously reported consolidated balance sheet for the year ended December 31, 2006 was as follows:

	2006
	As Originally	As Adjusted for
	Reported	Accounting Change

Consolidated balance sheets
Inventories	$3,340,409	$3,387,729
Retained earnings	9,875,251	9,922,571

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

Accounts Receivable

The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. Management uses judgmental factors such as customer’s payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectability and establishing allowances for doubtful accounts. Accounts receivable are written off after all collection efforts have been exhausted.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $61,000, $87,000 and $332,000 for 2007, 2006 and 2005, respectively. The net charge-off of bad debts was approximately $41,000, $9,000 and $444,000 for 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

Inventories

Inventories are valued principally at the lower of cost or market value. Cost is determined using the FIFO method.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. Depreciation is computed by the straight-line and declining-balance methods for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are 20 to 40 years for buildings and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the building or the lease term. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. As part of the restructuring plan, the Company recorded an impairment charge of approximately $92,000 in 2005. Please refer to Note 17 “Restructuring” for further information. There was no impairment recorded with respect to property, plant and equipment as of December 31, 2007 and 2006.

Depreciation expense was $386,430 in 2007, of which $239,887 was included in cost of products sold, and $146,543 was included in selling, administrative and general expenses. Depreciation expense was $396,304 in 2006, of which $252,648 was included in cost of products sold, and $143,656 was included in selling, administrative and general expenses. Depreciation expense was $562,078 in 2005, of which $319,766 was included in cost of products sold, and $242,312 was included in selling, administrative and general expenses.

Goodwill and Other Intangible Assets

Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management’s analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, was no longer in excess of the carrying value of the net underlying assets, including goodwill. Accordingly, the Company recorded an impairment charge of $6,155,204 in 2005.

Pensions and Postretirement Benefits

The Company has two defined benefit plans which recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 8 ’Pensions and Other Postretirement Benefits,” for further detail on the plans.

Revenue Recognition

Revenue is recognized at the point of passage of title, which is at the time of shipment to the customer. The Company does derive revenue from sales to distributors; however, no distributor has the right to return product to the Company. The Company’s revenues are reported net of discounts and returns and net of sales tax.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $1,209,000, $1,340,000 and $1,356,000 during 2007, 2006 and 2005, respectively.

Advertising Expense

The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred approximately $598,000, $238,000 and $194,000 in advertising costs during 2007, 2006 and 2005, respectively.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return. Canadian operations file income tax returns in Canada. The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” SFAS No. 109 defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not that the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings or adjust the purchase price allocation, consistent with the manner of origination.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended approximately $309,000, $325,000 and $32,000 in 2007, 2006 and 2005, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

Earnings Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under SFAS No. 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” on a modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of Statement 123R. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Net income for 2007, 2006 and 2005 include pretax stock option expense of $40,573, $0 and $0, respectively. These expenses were included in selling, administrative and general expense.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation and minimum pension liability adjustments and is reported in the consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts, inventory obsolescence, product returns, intangible assets, pension, post-retirement benefits, contingencies, litigation and deferred tax asset valuation allowance. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and the impact on the Company’s consolidated financial statements was immaterial.

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. There was no impact on the Company’s consolidated financial statements with respect to the adoption of EITF No. 06-3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact adoption of SFAS No. 157 may have on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2008, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The Company is currently evaluating the impact adoption of SFAS No. 159 may have on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact adoption of SFAS No. 141(R) may have on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact adoption of SFAS No. 160 may have on the financial statements.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

3.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006

Finished products	$333,653	$442,777
Work-in-process	898,620	1,243,362
Raw materials	1,828,068	1,701,590

Net inventories	$3,060,341	$3,387,729

4.	Other Accrued Expenses and Current Liabilities

Accrued expenses consisted of the following at December 31:

	December 31,
	2007	2006

Short-term pension liability	$177,987	$215,878
Restructuring liability	11,941	11,941
Accrued severance	200,000	0
Accrued expenses, other	47,024	192,535

Total accrued expenses	$436,952	$420,354

5.	Debt

Debt consists of the following:

	December 31,
	2007	2006

Mortgage payable to bank through January 2012 at $22,493 monthly including interest at prime plus 75 basis points (8% at December 31, 2007) with payment for remaining balance due February 1, 2012, collateralized by real estate	2,143,765	—
Mortgage payable to bank through July 2006 at $26,823 monthly including interest at 8.04% with payment for remaining balance due August 1, 2006, collateralized by real estate	—	2,178,042

Total long-term debt	2,143,765	2,178,042
Less current portion	(96,530)	(152,192)

Long-term portion	$2,047,235	$2,025,850

On March 5, 2008, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit matures on March 5, 2009. The line of credit is secured by all accounts receivable, inventory and equipment as well as a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the revolving line of credit requires compliance with certain covenants.

At December 31, 2007, the Company had no borrowings under the revolving line of credit leaving $750,000 available for borrowing based upon the borrowing base as amended March 5, 2008.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

On March 28, 2008, April 28, 2008 and June 13, 2008, the Company received waivers from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of the Company’s 2007 Annual Report on Form 10-K as well as the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

6.	Operating Leases

The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. Future minimum lease payments consist of the following at December 31, 2007:

2008	$97,000
2009	32,000
2010	7,000
2011	3,000
2012	—

Total	$139,000

Rent expense amounted to approximately $136,000, $150,000 and $287,000 in 2007, 2006 and 2005, respectively.

7.	Income Taxes

For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2007	2006	2005
		(Restated)	(Restated)

United States income (loss)	$(2,881,400)	$677,396	$(9,431,428)
Foreign income (loss)	131,657	167,828	(80,693)

	$(2,749,743)	$845,224	$(9,512,121)

Significant components of the provision for income taxes are as follows:

	2007	2006	2005
		(Restated)	(Restated)

Current:
Federal	$(217,023)	$977	$(1,108,342)
State	(105,590)	139	(94,513)
Foreign	49,192	65,453	1,536

Total current	(273,421)	66,569	(1,201,319)
Deferred:
Federal	(529,628)	182,726	(51,452)
State	(36,346)	27,876	5,172
Foreign	(6,231)	23,733	(24,407)

	(572,205)	234,335	(70,687)

	$(845,626)	$300,904	$(1,272,006)

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2007	2006	2005
		(Restated)	(Restated)

Statutory income tax rate	(34)%	34%	(34)%
State and foreign income taxes, net of federal benefit	(1)	3	(3)
Change in valuation allowance	11	—	—
Foreign earnings taxed at different rate	(4)	—	—
Change in estimated credits and refunds	(4)	—	—
Repatriation dividend	—	—	4
Research and development credits	—	—	(5)
Non-deductible goodwill impairment	—	—	24
Other permanent differences	1	(1)	1

	(31)%	36%	(13)%

Differences between the application of accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2007	2006

Deferred tax liabilities:
Prepaid expenses and other	$4,609	$80,794

Total deferred tax liabilities	4,609	80,794
Deferred tax assets:
Property, plant and equipment	9,332	30,337
Operating loss carryforwards	703,651	—
Postretirement benefits	23,471	27,095
Pension costs	257,401	351,248
Allowance for doubtful accounts	73,194	66,600
Other assets	16,626	20,349
Accrued expenses	65,828	4,418
Other employee benefits	31,381	915
Inventory costs	564,342	499,302

Total deferred tax assets	1,745,226	1,000,264

Net	1,740,617	$919,470
Valuation allowance	(295,651)	—

Net	$1,444,966	$919,470

Current deferred tax asset	$987,538	$841,689
Long-term deferred tax asset	457,428	77,781

	$1,444,966	$919,470

As of December 31, 2007 and 2006, the Company’s gross deferred tax assets are reduced by a valuation allowance of $295,651 and $0, respectively, due to negative evidence indicating that a valuation allowance is

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

required under SFAS No. 109. The valuation allowance was created during 2007, principally due to the Company’s net operating loss incurred during 2007.

As of December 31, 2007, the Company had U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $2,043,000 and $2,053,000, respectively. These net operating losses are available to offset future federal and state income, if any, through 2027.

The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $1,187,000 at December 31, 2007.

In May 2005, the Company received a repatriation dividend from its Canadian subsidiary of CDN$800,000, an amount equivalent to US$604,000. The amount is net of Canadian withholding taxes of CDN$40,000.

The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2007, no interest related to uncertain tax positions had been accrued.

8.	Pension and Other Postretirement Benefits

U.S. Pension Plan

The Company maintains a noncontributory defined benefit pension plan (the “U.S. Plan”) for its domestic employees, which was frozen effective July 15, 2005. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries. The impact of freezing the plan was a settlement loss of $239,000 and a curtailment loss of $14,000 in the fiscal year ended December 31, 2005.

The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2005, 2006 and 2007. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

Canadian Pension Plan

The Company maintains a noncontributory defined benefit pension plan (the “Canadian Plan”) for its Canadian employees. Benefits for the salaried employees are based on specified percentages of the employees’ monthly compensation.

The Canadian Plan’s assets are invested in various pooled funds (the “Canadian Funds”) managed by a third party fund manager. The principal investment objective of the Canadian Funds is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Canadian Funds is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted based on economic or market conditions and liquidity needs.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute have taken effect January 1, 2008. Among other things, the statue is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. Contributions to be made to the plan in 2008 are expected to approximate $75,000 for the U.S. plan and $170,000 for the Canadian plan. However, contributions for 2009 and beyond have not been quantified at this time.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the company to recognize the funded status of its pension plans in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. The Company uses December 31, the last day of its fiscal year, as a measurement date for determining pension plan assets and obligations.

The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,369,674	$3,430,740	$1,122,137	$1,028,399
Service cost	29,610	30,487	31,627	29,198
Interest cost	191,828	184,377	60,727	57,954
Benefit payments	(166,287)	(57,217)	(82,903)	(66,863)
Administrative expenses	(18,174)	(28,898)	—	—
Actuarial (gain) loss	(383,650)	(189,815)	17,591	75,949
Currency translation adjustment	—	—	213,351	(2,499)
Curtailment gain	—	—	—	—

Projected benefit obligation at end of year	3,023,001	3,369,674	1,362,530	1,122,138
Change in plan assets
Fair value of plan assets at beginning of year	2,639,553	2,363,904	927,607	778,978
Actual return on plan assets	52,447	236,233	(5,428)	76,656
Benefit payments	(166,287)	(57,217)	(82,903)	(66,863)
Employer contribution	100,749	125,531	164,122	142,900
Administrative expenses	(18,174)	(28,898)	—	—
Currency translation adjustment	—	—	181,145	(4,064)

Fair value of plan assets at end of year	2,608,288	2,639,553	1,184,543	927,607

Plan assets less than benefit obligation	$(414,713)	$(730,121)	$(177,987)	$(194,531)

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Current liabilities	$—	$(81,500)	$(177,987)	$(134,378)
Non-current liabilities	(414,713)	(648,621)	—	(60,153)

Net amount recognized	$(414,713)	$(730,121)	$(177,987)	$(194,531)

Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Unrecognized net loss	$202,150	$450,043	$290,733	$159,607

	$202,150	$450,043	$290,733	$159,607

The estimated net loss that will be amortized from accumulated other comprehensive income net periodic pension cost over the next fiscal year is $9,000 and $10,000 for the U.S. Plan and Canadian Plan, respectively.

Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$29,610	$30,487	$201,506	$31,627	$29,198	$32,470
Interest cost	191,828	184,377	233,381	60,727	57,954	50,233
Expected return on plan assets	(197,588)	(178,868)	(214,822)	(73,078)	(68,980)	(48,085)
Net actuarial loss	—	29,916	51,231	—	—	—
Amortization of prior service cost	9,384	—	879	3,275	3,087	—

Net periodic benefit cost	$33,234	$65,912	$272,175	$22,551	$21,259	$34,618

Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan

2008	$92,000	$92,000
2009	106,000	89,000
2010	104,000	87,000
2011	111,000	84,000
2012	137,000	81,000
2013 through 2017	907,000	347,000

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Weighted average assumptions as of December 31:
Discount rate	6.50%	5.75%	5.00%	5.00%
Rate of compensation increase	—	—	2.00%	2.00%

The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Weighted average assumptions as of December 31:
Discount rate	5.75%	5.50%	5.00%	5.50%
Expected return on plan assets	7.50%	7.50%	7.00%	7.00%
Rate of compensation increase	—	—	2.00%	2.00%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $3,023,001 and $3,369,674 at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the Canadian Plan was $1,305,342 and $1,107,550 at December 31, 2007 and 2006, respectively.

Death Benefit Plan

The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $68,000 and $73,000 at December 31, 2007 and 2006, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2007, 2006 or 2005 related to the death benefit, as the Plan is closed to new participants.

Defined Contribution Plan

During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $14,000, $14,000 and $19,000 in connection with its contribution to the plan during 2007, 2006 and 2005, respectively.

9.	Capital Stock

The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2006, the Company issued 3,370 shares of common stock as compensation to the non-employee directors (see “Item 11. Executive Compensation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). As of December 31, 2007, 1,741,516 shares of common stock had been issued, of which 1,549,516 were outstanding, and zero shares of preferred stock were outstanding

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

10.	Stock-Based Compensation

In 1999, the Company adopted the American Locker Group Incorporated 1999 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The price of option shares or appreciation rights granted under the Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option or appreciation right shall not exceed ten years from date of grant. Upon exercise of a stock appreciation right granted in connection with a stock option, the optionee shall surrender the option and receive payment from the Company of an amount equal to the difference between the option price and the fair market value of the shares applicable to the options surrendered on the date of surrender. Such payment may be in shares, cash or both at the discretion of the Company’s Stock Option-Executive Compensation Committee.

At December 31, 2007 and 2006, there were no stock appreciation rights outstanding.

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company’s stock, the risk-free rate and the company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the company.

The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2007	2006	2005

Option term (years)	10	—	—
Volatility	77.0%	—	—
Risk-free interest rate	4.5%	—	—
Dividend yield	0.0%	—	—
Termination rate	10.0%	—	—
Weighted average fair value per option granted	$4.08	—	—

Net income for 2007 and 2006 include pretax stock option expense of $40,573 and $0, respectively. These expenses were included in selling, administrative and general expense.

The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	31,000	$7.51	33,600	$7.43	80,600	$6.34
Exercised	—	—	—	—	(12,000)	2.81
Granted	36,000	4.95	—	—	—	—
Expired or forfeited	(3,000)	6.50	(2,600)	6.50	(35,000)	6.50

Outstanding — end of year	64,000	$6.12	31,000	$7.51	33,600	$7.43

Exercisable — end of year	32,000		31,000		33,600

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

The following tables summarize information about stock options vested and unvested as of December 31, 2007:

Vested				Unvested
Exercise	Number of	Intrinsic	Remaining Years of	Exercise	Number of	Intrinsic	Remaining Years of
Price	Options	Value	Contractual Life	Price	Options	Value	Contractual Life

$4.95	4,000	—	9.7	$4.95	32,000	—	9.7
$6.50	8,000	—	1.9
$7.25	10,000	—	2.2
$8.88	10,000	—	1.4

	32,000	—

At December 31, 2007, the total unrecognized compensation cost related to stock options expected to vest was approximately $106,000 and is expected to be recognized over a weighted average period of 1.3 years. At December 31, 2007, 37,000 options remain available for future issuance under the Plan.

11.	Shareholder Rights Plan

In November 1999, the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $40 (“Purchase Price”), subject to adjustment. The right will be exercisable only if a person or group (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer for 20% or more of such outstanding common stock. The Rights Plan includes certain exceptions from the definitions of Acquiring Person and beneficial ownership to take into account the existing ownership of common shares by members of one family. If any person becomes an Acquiring Person, each right will entitle its holder to receive, upon exercise of the right, such number of common shares determined by (A) multiplying the current purchase price by the number of one one-hundredths of a preferred share for which a right is now exercisable and dividing that product by (B) 50% of the current market price of the common shares.

In addition, if the Company is acquired in a merger or other business combination transaction, each right will entitle its holder to receive, upon exercise, that number of the acquiring Company’s common shares having a market value of twice the exercise price of the right. The Company will be entitled to redeem the rights at $.01 per right at any time prior to the earlier of the expiration of the rights in November 2009 or the time that a person becomes an Acquiring Person. The rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company’s earnings.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2007	2006	2005
		(Restated)	(Restated)

Numerator:
Net income (loss)	$(1,904,117)	$544,320	$(8,240,115)
Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	1,549,516	1,547,392	1,540,179
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted earnings per share — weighted average shares outstanding and assumed conversions	1,549,516	1,547,392	1,540,179

Basic earnings (loss) per share	$(1.23)	$0.35	$(5.35)

Diluted earnings (loss) per share	$(1.23)	$0.35	$(5.35)

For the year ended December 31, 2007 and 2006, 64,000 and 31,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.

13.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the years ended December 31 are as follows:

	2007	2006

Foreign currency translation adjustment	$220,932	$(28,559)
Minimum pension liability adjustment, net of tax effect of $197,154 in 2007 and $243,861 in 2006	(295,729)	(365,781)

	$(74,797)	$(394,340)

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

	2007	2006	2005

United States customers	$17,574,065	$21,476,311	$29,295,544
Canadian and other foreign customers	2,668,738	3,588,779	3,008,145

	20,242,803	$25,065,090	$32,303,689

Sales to the U.S. Postal Service represented 3.7%, 3.2% and 21.4% of net sales in 2007, 2006 and 2005, respectively. The Company did not have any customers that accounted for more than 10% of consolidated sales in 2007 and 2006.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

At December 31, 2007 and 2006, the Company had unsecured trade receivables from governmental agencies of approximately $84,000 and $17,000, respectively. At December 31, 2007 and 2006, the Company had trade receivables from customers considered to be distributors of approximately $561,000 and $1,597,000, respectively.

At December 31, 2007, the Company had one customer that accounted for 15.3% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.

15.	Related Parties

Edward Ruttenberg, a director of the Company, is a stockholder and director of Rollform of Jamestown, Inc. (“Rollform”), a rollforming company. One of the Company’s subsidiaries paid rent of approximately $3,600, $1,900, and $0 to Rollform in 2007, 2006 and 2005, respectively. One of the Companies subsidiaries purchased approximately $90,000 of fabricated parts from Rollform in 2005. There were no purchases from Rollform in 2007 and 2006.

Alan H. Finegold, a director of the Company through January 2, 2007, was paid approximately $22,000, $280,000, and $197,000 for consulting and legal services to the Company in 2007, 2006 and 2005, respectively. Consulting services were provided pursuant to a consulting arrangement which was terminated in 2005. Amounts due Mr. Finegold and included in accounts payable at December 31, 2007 and 2006 totaled approximately $1,500 and $28,000, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.

Roy J. Glosser, a former director and officer of the Company, is related to the Chairman of the Board of Signore, Inc., a vendor that supplied metal lockers to the Company through June 2006. Purchases from Signore, Inc. totaled approximately $0, $939,000, and $3,310,000 in 2007, 2006 and 2005, respectively. The Company terminated its relationship with Signore, Inc. in 2006.

16.	Contingencies

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.

Beginning in September 1998 the Company has been named as an additional defendant in approximately 165 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of May 9, 2008 is approximately 45 cases.

While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these case, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

17.	Restructuring

In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with USPS. The Company’s plan called for significant reductions in selling, administrative and general costs. A majority of the cost reductions were realized by relocating the Company’s headquarters from leased facilities in Jamestown, New York to a Company-owned facility in Grapevine, Texas. In addition, the Company eliminated certain corporate level staff and several satellite sales offices.

To implement the restructuring plan, management incurred aggregate impairments charges (exclusive of goodwill impairment) and costs of approximately $2,329,000 during 2005. In accordance with Financial Accounting Standards (FAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

The following table summarized restructuring and related costs incurred by the Company in the year ended December 31, 2005:

Cost of Sales:
Equipment impairment	$92,000
Inventory impairment	160,000
Purchase order commitments	108,000

Subtotal	360,000
Selling, administrative and general:
Severance	641,000
Professional fees	1,328,000

Subtotal	1,969,000

$2,329,000

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries — (Continued)

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2007, 2006 and 2005:

			Payments/			Payments/
	2005	Expense	Charges	2006	Expense	Charges	2007

Purchase order commitments	—	—	—	—	—	—	—
Severance	133,000	—	121,000	12,000	—	—	12,000
Professional fees	—	—	—	—	—	—	—

Total	$133,000	$—	$121,000	$12,000	$—	$—	$12,000

18.	Post Employment Arrangements

Upon Mr. Ruttenberg’s retirement on January 31, 2008, his employment agreement entitled him to payment of his base salary for a period of 12 months commencing on August 1, 2008. The liability for these retirement payments was accrued in the selling, administrative and general expenses at December 31, 2007. Additionally, the Company entered into a consulting agreement with Mr. Ruttenberg beginning February 1, 2008. The consulting agreement’s terms include payments of $8,000 per month for a term of six months.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), and our President, Chief Operating Officer and Chief Financial Officer, the Company’s principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified the following material weaknesses:

Material weaknesses previously identified as of December 31, 2006 that continue to exist as of December 31, 2007:

•	Perpetual Inventory System — The Company’s 2006 Annual Report on Form 10-K reported a material weakness due to the Company’s failure to routinely maintain the Company’s perpetual inventory system. As a result of this failure, the Company’s independent registered public accounting firm proposed numerous material adjustments in the Company’s financial statements as of and for the year ended December 31, 2006. Although the Company’s independent registered public accounting firm did not propose any material adjustments in 2007 related to this weakness, the Company was required to record adjustments as part of their annual closing process to adjust the perpetual inventory to the amounts determined by the Company’s physical count. Effective controls were not maintained to ensure that the Company’s inventory systems completely and accurately processed and accounted for inventory movements on an interim basis within the Company’s manufacturing facilities and adjustments were necessary to adjust interim financial statements. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

•	Entity Level Controls — The Company’s 2006 Annual Report on Form 10-K identified a material weakness due to the Company’s insufficient entity level controls, as defined by COSO, to ensure that the Company meets it disclosure and reporting obligations. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties without the oversight of the board of directors or audit committee that allowed for the creation, review, approval and processing of financial data and authorization for the preparation of consolidation schedules and resulting financial statements without independent review. Certain documents lacked physical documentation of management review and approval where such review and approval was required. Additionally, due to the dynamic and evolving nature of our business, the Company lacked sufficiently documented policies and procedures reflecting management’s expectations. While this control deficiency did not result in audit adjustments in 2007, if not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

Material weakness initially identified as of December 31, 2007:

•	Information Technology — The Company did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregate duties amongst personnel and to ensure that unauthorized individuals did not have access to add or change key financial data. Additionally, the Company lacked adequate personnel with relevant expertise to maintain effective controls over information technology. Although the Company did not find any instances of unauthorized transactions in fiscal 2007, it is reasonably possible that our consolidated financial statements will contain a material misstatement if this deficiency is not remediated.

•	Timeliness of Financial Reporting — The Company did not maintain adequate staffing levels throughout 2007 to rebuild its accounting function and file in a timely manner the large number of delinquent interim and annual reports that existed during that time. Additionally, the Company did not maintain effective written policies, procedures and documentation to ensure the timely filing of required interim and annual financial reports with the SEC. The Company relocated its headquarters from Jamestown, New York to Grapevine, Texas in mid-2005. As a result of this relocation, the Company experienced the turnover of its’ entire accounting department. The rebuilding of the accounting function has taken longer than anticipated due to the lack of sufficient written policies and procedures and inadequate staffing levels that existed during 2007 as noted above. As a consequence of the foregoing, the Company has been unable to file its required interim and annual reports with the SEC in a timely manner.

Based on management’s assessment, and because of the material weaknesses described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting

We have developed and are implementing remediation plans to address our material weaknesses. We have taken the following actions to improve our internal control over financial reporting:

Actions to address previously reported material weaknesses that no longer exist as of December 31, 2007:

•	Accounting Personnel — The Company’s 2006 Annual Report on Form 10-K identified a material weakness due to a lack of adequate accounting personnel to oversee the financial accounting and reporting responsibilities of an SEC registrant and maintain internal control over financial reporting to produce financial statements in accordance with U.S. generally accepted accounting principles. In particular, the Company’s accounting and finance personnel did not possess the necessary experience and expertise to oversee the financial accounting and reporting responsibilities of an SEC registrant prior to hiring the current CFO. To address this matter the Company hired the following additional accounting personnel: our current Chief Financial Officer in November 2006; our current Controller in March 2007; a Staff Accountant in June 2007; and a Cost Accountant in October 2007. The Company now believes a sufficient complement of personnel is in place with an appropriate level of technical accounting knowledge such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of lack of adequate accounting personnel.

•	Purchase and Sale Transactions — The Company’s 2005 and 2006 Annual Reports on Form 10-K identified a material weakness due to inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period. During fiscal 2007 we implemented additional policies and procedures to ensure that purchase or sale transactions are recorded in the appropriate accounting period. The Company now believes sufficient policies and procedures are in place such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period.

Actions implemented or initiated in 2008 to address the material weaknesses described above that exist as of December 31, 2007:

•	Actions to strengthen controls over the Company’s perpetual inventory include: (i) appointing a Manager of Supply Chain with responsibility for day-to-day oversight of inventory control; (ii) reorganizing and restructuring the inventory control function; (iii) implementing new policies and procedures related to cycle counting, including performing root cause analysis of discrepancies; (iv) implementing new policies and procedures to ensure inventory movements are completely and accurately processed in a timely manner; and (v) detailed reviewing of bills of materials by personal possessing relevant expertise to ensure the accuracy of information contained therein.

•	Actions to strengthen the Company’s entity level controls include: (i) reducing the scope of duties of key accounting and financial personnel so that the person creating and processing financial data is separate from the person performing the review and approval of the same financial data; (ii) requiring the physical sign-off of accounting and financial personnel on review and approval of documents where such review and approval is required; (iii) developing written documentation of policies and procedures to document management’s expectations; and (iv) requiring key employees to periodically certify their compliance with the Company’s code of conduct.

•	Actions to strengthen controls over the Company’s information technologies include: (i) the Company has replaced its information technology personnel with persons possessing relevant expertise to maintain control over information technology; (ii) information technology systems will be configured to ensure appropriate access controls; and (iii) key financial reporting systems will be configured to ensure unauthorized individuals do not have access to add or change key financial data.

•	Actions to strengthen controls over financial reporting to ensure the timely filing of required interim and annual financial reporting with the SEC include; (i) effective written policies and procedures to ensure the timely close of the financial reporting process are being developed, (ii) the change in accounting principles from LIFO to FIFO will eliminate the time required to calculate the LIFO reserve, (iii) the reduction of outsourced manufacturing activities will reduce the time and complexity of the procedures performed to ensure that purchase and sales transactions are recorded in the appropriate accounting period, (iv) the filing of late interim and annual financial reports with the SEC will reduce time spent by accounting and finance personnel on these matters.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain information concerning the Company’s current directors and executive officers. There are no family relationships between any directors and executive officers other than as indicated below.

Name	Age	Position

John E. Harris(1)	47	Non-Executive Chairman of the Board
Allen D. Tilley(2)	70	Chief Executive Officer and Director
Paul M. Zaidins(3)	40	President, Chief Operating Officer and Chief Financial Officer
Craig R. Frank	47	Director
Anthony B. Johnston	47	Director
Edward F. Ruttenberg(4)	61	Director
Mary A. Stanford	47	Director
James T. Vanasek	38	Director

(1)	Mr. Harris was appointed Non-Executive Chairman in February 2008.

(2)	Mr. Tilley was appointed Chief Executive Officer in February 2008.

(3)	Mr. Zaidins was appointed to the additional positions of President and Chief Operating Officer in February 2008.

(4)	Mr. Ruttenberg retired as Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer in January 2008.

John E. Harris.  Mr. Harris, 47, was named the Company’s Non-Executive Chairman on February 1, 2008. He has been a Director since July 2005 and is a member of the Stock Option — Executive Compensation and the Nominating and Governance Committees. Mr. Harris was a Vice President of United States Trust Company, an investment management company, from August 2006 until February, 2008. Mr. Harris has served as Principal of Harris Capital Advisors, a consulting, investment analysis and private equity financing firm, from 2001 through August 2006. Mr. Harris also served as Vice President of Emerson Partners, a real estate private equity fund, from 2001 to 2003. Mr. Harris is a Chartered Financial Analyst charterholder and holds a Masters of Business Administration from Southern Methodist University.

Allen D. Tilley.  Mr. Tilley, 70, was appointed as a director of the Company in September 2007 and was appointed Chief Executive Officer in February 2008. From September 2006 through the present, Mr. Tilley has served as an adjunct professor at Southern Methodist University’s School of Engineering. From 1998 through December 2006, Mr. Tilley was the President and CEO of Schubert Packaging Systems (“SPS”), a subsidiary of a German-based packaging machine manufacturer and from 1997 served as a consultant to the packaging machine manufacturer prior to starting SPS. Prior to that, Mr. Tilley spent more than 20 years in various executive positions with Frito Lay and Pepsi Foods International (“PFI”), divisions of PepsiCo, last serving as Vice President of Operations for PFI . Mr. Tilley holds a BS in Engineering from Kansas State University and an MBA from Southern Methodist University.

Paul M. Zaidins.  Mr. Zaidins, 40, was named the Company’s President, Chief Operating Officer and Chief Financial Officer on February 1, 2008. Prior to that he was named the Company’s Chief Financial Officer in August 2007 and prior to that served as Controller since November 2006. Prior to joining the Company, he was a Managing Director for the investment banking firm Lane-Link Group from 2004 to 2006. Prior to 2004, he owned and operated specialty retail stores and was Managing Director for the investment banking firm ECDI Capital. He has been a certified public accountant since 1992.

Craig R. Frank.  Mr. Frank, 47, has been a Director since March 2006 and is a member of Stock Option — Executive Compensation and the Nominating and Governance Committees. From 2000 to 2002, Mr. Frank was the Chief Executive Officer of Tudog Creative Business Consulting, a business consulting firm. Mr. Frank has served as Chief Executive Officer of Tudog International Consulting, also a business consulting firm, since 2002.

Anthony B. Johnston.  Mr. Johnston, 47, was appointed as a director of the Company on February 13, 2007. Mr. Johnston is a member of Audit and the Nominating and Governance Committees. Mr. Johnston has over 20 years of public company experience in both the manufacturing and service sectors. From October 1996 until November 2007, Mr. Johnston has been a Senior Vice President with The Westaim Corporation located in Calgary, Alberta, Canada. Prior to joining Westaim, Mr. Johnston was a Vice President with a major international airline.

Edward F. Ruttenberg.  Mr. Ruttenberg, 61, has been a director since 1996 and was the Company’s Chairman and Chief Executive Officer from September 1998 and Chief Operating Officer and Treasurer from May 2005 until his retirement on January 31, 2008. Mr. Ruttenberg has been the President and major shareholder of Rollform of Jamestown, Inc., a privately owned rollforming company in Jamestown, New York, since 1988.

Mary A. Stanford.  Dr. Stanford, 47, has been a Director since July 2005 and is a member of the Audit and Nominating and Governance Committees. Dr. Stanford has been a Professor of Accounting at the Neeley School of Business at Texas Christian University since 2002. Dr. Stanford previously was an Associate Professor of Accounting at Syracuse University from 1999 to 2002.

James T. Vanasek.  Mr. Vanasek, 38, has been a Director since July 2005 and is a member of the Audit Committee. Mr. Vanasek has served as Principal of VN Capital Management, LLC, a private hedge fund, since 2002. Prior to that, Mr. Vanasek was an investment banking associate at JPMorgan.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Audit Committee

The Company has a standing Audit Committee. The Audit Committee consists of three directors: Mary A. Stanford, James T. Vanasek and Anthony B. Johnston. The Company’s Board of Directors has determined that Dr. Stanford qualifies as an “audit committee financial expert” as defined by SEC regulations, and she, along with the other Audit Committee members, is “independent” as defined under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon the Company’s review of the reports and representations provided to it by persons required to file reports under Section 16(a) of the Exchange Act, the Company believes that all of the Section 16(a) filing requirements applicable to the Company’s reporting officers and directors were properly and timely satisfied during 2007.

Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all employees, officers and directors of the Company. The Code of Ethics is intended to address conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets and compliance with laws, rules and regulations

(including inside trading and reporting requirements). The Code of Ethics establishes special ethical rules with respect to the Chief Executive Officer and senior financial officials of the Company. It also establishes compliance procedures and mechanisms for reporting suspected violations. The Code of Ethics is available on the Company’s website (www.americanlocker.com). The Company intends to disclose amendments to, or waivers from, provisions of the Code of Ethics that apply to the Chief Executive Officer and senior financial officials by posting such information on its website. The contents of the Company’s website are not part of this Annual Report on Form 10-K.

Nominating and Governance Committee

The Nominating and Governance Committee consists of four directors: Craig R. Frank, John E. Harris, Anthony B. Johnston and Mary A. Stanford. The Nominating and Governance Committee actively seeks and identifies individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board of Directors, and selects the nominees for Director. The Nominating and Governance Committee also selects the membership composition of the committees of the Board of Directors. Only Directors who meet the independence standards set by the SEC and by NASDAQ are permitted to serve on the Nominating and Governance Committee. The Nominating and Governance Committee has a written charter that describes its duties and powers.

The Nominating and Governance Committee reviews with the full Board of Directors at least annually the qualifications of new and existing members of the Board of Directors, considering the level of independence of individual members, together with such other factors as the Board of Directors deems appropriate, including overall skills and excellence, to ensure the Company’s ongoing compliance with the independence and other standards set by the SEC and by NASDAQ.

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table and the accompanying explanatory footnotes set forth the cash and non-cash compensation awarded to, earned by and paid by the Company to its principal executive officer and other executive officers who were the most highly compensated executive officers for services rendered in all capacities during the fiscal years ended December 31, 2007 and 2006 (the “named executive officers”).

					Other
				Option	Annual
Name and		Salary	Bonus	Awards	Compensation
Principal Positions	Year	($)	($)	($)(5)	($)	Total

Paul M. Zaidins	2006	16,740	—	—	—	$16,740
President, Chief Financial Officer and	2007	140,400	20,000	48,960	—	$209,360
Chief Operating Officer(2)
Edward F. Ruttenberg	2006	160,000	—	—	480 (4)	$160,480
Director(1)	2007	160,000	—	32,640	160 (4)	$192,800
Allen D. Tilley	2006		—	—	—	—
Chief Executive Officer and Director(3)	2007	1,840	—	—	—	1,840

(1)	Prior to January 31, 2008, Mr. Ruttenberg served as Chief Executive Officer, Chief Operating Officer and Treasurer of the Company. Mr. Ruttenberg did not receive any separate compensation for his services as a member of the Board of Directors.

(2)	Mr. Zaidins served as the Company’s controller before becoming the Company’s Chief Financial Officer in August 2007, and in February 2008 he was named the Company’s President and Chief Operating Officer.

(3)	Mr. Tilley was appointed as a director of the Company in October 2007 and was appointed as Chief Executive Officer in February 2008. Amounts presented for 2007 represent fees received by Mr. Tilley for his services of a member of the Board of Directors.

(4)	Consists of the Company’s employer matching contribution to the 401(k) plan.

(5)	The valuation of stock option awards in this column represents the compensation cost of awards recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123, as revised. The amounts include portions of stock option grants in 2007 that were expensed in 2007 based on the amortization schedule. See discussion under Note 10, Stock-Based Compensation in the notes to the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of all assumptions made in connection with determining the fair value of the awards.

Employment Arrangements

Mr. Zaidins and the Company have entered into a separation agreement that will govern the terms of certain circumstances in the event that Mr. Zaidins’ relationship with the Company is ended. Pursuant to his separation agreement, Mr. Zaidins is entitled to receive, upon termination of his employment for any reason, other than death or disability, separation payments in an amount equal to his then current base salary for a specified period, computed as one month for each full year during which he has been employed by the Company (not to be shorter than two months nor longer than 12 months). However, if termination of employment arises as a result of a change of control, the period during which he is entitled to receive separation payments shall be computed as two months for each full year during which he has been employed by the Company (not to be shorter than four months nor longer than 24 months). All separation payments are payable in accordance with the Company’s regular payroll procedures over the length of the separation period.

Upon Mr. Ruttenberg’s retirement on January 31, 2008, his employment agreement entitled him to payment of his base salary for a period of 12 months commencing on August 1, 2008. The liability for these retirement payments was accrued in the selling, administrative and general expenses at December 31, 2007. Additionally, the Company entered into a consulting agreement with Mr. Ruttenberg beginning February 1, 2008. The consulting agreement’s terms include payments of $8,000 per month for a term of six months.

Mr. Tilley’s compensation is determined annually by the Board of Directors. Beginning, February 1, 2008, Mr. Tilley’s annual salary is $35,000 plus a per diem of $800 on days when he provides services beyond the scope of his defined duties.

1999 Stock Incentive Plan

In May 1999, the stockholders of the Company approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the “1999 Plan”).

Administration.  The 1999 Plan is administered by the Stock Option — Executive Compensation Committee of the Board of Directors (the “Committee”). The Committee has the sole discretion to interpret the 1999 Plan, establish and modify administrative rules, impose conditions and restrictions on awards, and take such other actions as it deems necessary or advisable. In addition, the full Board of Directors of the Company can perform any of the functions of the Committee under the 1999 Plan.

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

Amendment or Termination.  The 1999 Plan has no fixed expiration date. The Committee will establish expiration and exercise dates on an award-by-award basis. However, for the purpose of awarding incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) (“incentive stock options”), the 1999 Plan will expire ten years from its effective date of May 13, 1999.

Stock Options.  The Committee may grant to a participant incentive stock options, options which do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Committee. Incentive stock option grants shall be made in accordance with Section 422 of the Code.

The exercise price for stock options will be determined by the Committee at its discretion, provided that the exercise price per share for each stock option shall be at least equal to 100% of the fair market value of one share of Common Stock on the date when the stock option is granted.

Upon a participant’s termination of employment for any reason, any stock options which were not exercisable on the participant’s termination date will expire, unless otherwise determined by the Committee.

Upon a participant’s termination of employment for reasons other than death, disability or retirement, the participant’s stock options will expire on the date of termination, unless the right to exercise the options is extended by the Committee at its discretion. In general, upon a participant’s termination by reason of death or disability, stock options which were exercisable on the participant’s termination date (or which are otherwise determined to be exercisable by the Committee) may continue to be exercised by the participant (or the participant’s beneficiary) for a period of twelve months from the date of the participant’s termination of employment, unless extended by the Committee. Upon a participant’s termination by reason of retirement, stock options which were exercisable upon the participant’s termination date (or which are otherwise determined to be exercisable by the Committee) may continue to be exercised by the participant for a period of three months from the date of the participant’s termination of employment, unless extended by the Committee. If upon the disability or retirement of the participant, the participant’s age plus years of continuous service with the company and its affiliates and predecessors (as combined and rounded to the nearest month) equals 65 or more, then all of the participant’s options will be exercisable on the date of such disability or retirement for the exercise period stated above. In no event, however, may the options be exercised after the scheduled expiration date of the options.

Subject to the Committee’s discretion, payment for shares of Common Stock on the exercise of stock options may be made in cash, by the delivery (actually or by attestation) of shares of Common Stock held by the participant for at least six months prior to the date of exercise, a combination of cash and shares of Common Stock, or in any other form of consideration acceptable to the Committee (including one or more “cashless” exercise forms).

Stock Appreciation Rights.  Stock appreciation rights (“SARs”) may be granted by the Committee to a participant either separate from or in tandem with non-qualified stock options or incentive stock options. SARs may be granted at the time of the stock option grant or, with respect to non-qualified stock options, at any time prior to the exercise of the stock option. A SAR entitled the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of Common Stock on the exercise date over the SAR exercise price, times (ii) the number of shares of Common Stock with respect to which the SAR is exercised.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards as of December 31, 2007 for our named executive officers:

			Equity Incentive
			Plan Awards:
			Number of
	Number of Securities		Securities
	Underlying		Underlying	Option	Option
	Unexercised Options (#)		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date

Edward F. Ruttenberg	10,000	—	—	8.875	05/13/09
	5,000	—	—	6.50	11/18/09
	10,000	—	—	7.25	03/02/10
	—	8,000	—	4.95	09/06/17
Paul M. Zaidins	4,000	8,000	—	4.95	09/06/17
Allen D. Tilley	—	—	—	—	—

Pension Benefits

The Company’s pension plans for salaried employees (U.S. and Canadian) provide for an annual pension upon normal retirement computed under a career average formula, presently equal to 2% of an employee’s eligible lifetime earnings, which includes salaries, commissions and bonuses. The following table sets forth certain benefits information applicable to our named executive officers under our pension plans. See Note 8 to the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K for additional information about the Company’s decision in May 2005 to freeze its obligations under the defined benefit plan for United States employees such that after July 15, 2006 no benefits will accrue under this plan.

Present Value of
		Number of Years	Accumulated	Payments During
Name	Plan Name	Credited Service (#)	Benefit ($)	Last Fiscal Year

Edward F. Ruttenberg	U.S. Pension Plan	6.75	223,128	—
Paul M. Zaidins	—	—	—	—
Allen D. Tilley	—	—	—	—

(1)	Pension benefit amounts listed in the table are not subject to deduction for Social Security benefits.

Effective February 1, 1999, the Company established a 401(K) Plan under which it matches employee contributions at the rate of $.10 per $1.00 of employee contributions up to 10% of employee’s wages.

Compensation of Directors

The following table sets forth certain information with respect to the compensation of all members of our board of directors for the year ended December 31, 2007. Information with respect to Mr. Ruttenberg and Mr. Tilley is set forth above under “Summary Compensation Table”:

	Fees Earned
	or Paid in
Name	Cash ($)	Total

Craig R. Frank	10,500	10,500
John E. Harris	11,000	11,000
Anthony Johnston(1)	9,167	9,167
Mary A. Stanford	14,500	14,500
James T. Vanasek	11,000	11,000

(1)	Mr. Johnston was appointed as a director in February 2007.

During the year ended December 31, 2007, each director, other than the Chair of the Audit Committee, who was not a salaried employee of the Company, was paid an annual base director fee of $8,000, payable quarterly at the end of each calendar quarter. In recognition of the additional responsibilities and time commitment associated with the position, the Chair of the Audit Committee will receive an additional fee of $3,500 on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director will continue to receive $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director will receive additional compensation for attendance at any meeting of any committee of the Board of Directors.

Effective January 1, 2008, each director, other than the Non-Executive Chairman, Chief Executive Officer and Chair of the Audit Committee, who was not a salaried employee of the Company, will be paid an annual base director fee of $10,000, payable quarterly at the end of each calendar quarter. In recognition of the additional responsibilities and time commitment associated with their positions, the Non-Executive Chairman, and Chair of the Audit Committee will receive an additional fee of $20,000, and $3,500, respectively, on an annual basis, payable in cash quarterly at the end of each calendar quarter. Each director will continue to receive $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director will receive additional compensation for attendance at any meeting of any committee of the Board of Directors.

On March 27, 2008, the Company issued 19,000 shares of common stock to members of the Board of Directors as part of their compensation. The 19,000 shares were issued as follows; 6,000 shares for the Non-Executive Chairman, 6,000 shares for the Chief Executive Officer, 3,000 shares for the Audit Committee Chairperson and 1,000 shares each to Mr. Frank, Mr. Johnston, Mr. Ruttenberg and Mr. Vanasek. These common shares vested immediately.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information regarding the beneficial ownership, as of June 16, 2008, of the Company’s common stock by (i) all persons or groups known by the Company to be the owner of record or beneficially of more than 5% of our outstanding common stock, (ii) each director of the Company, (iii) each of our named executive officers (identified above under the heading “Summary Compensation Table” in Item 11) and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o American Locker Group Incorporated, 815 Main Street, Grapevine, TX 76051.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)

Santa Monica Partners, L.P.(3)	126,978	8.1%
1865 Palmer Avenue,
Larchmont, New York 10538
VN Capital Fund I, L.P.(4)	121,508	7.8%
198 Broadway, Suite 406,
New York, New York 10038
Paul B. Luber 704 Tenth Avenue Grafton, Wisconsin 53024	84,227	5.4%
Edward F. Ruttenberg(5)	80,841	5.2%
Paul M. Zaidins(6)	4,000	*
Craig R. Frank	1,150	*
John E. Harris	6,644	*
Anthony B. Johnston	1,000	*
Mary A. Stanford	3,644	*
Allen D. Tilley	6,000	*
James T. Vanasek(7)	123,152	7.9%
All directors and executive officers as a group (8 persons)(8)	226,431	14.4%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and, unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power. Any securities held in the name of, and under, the voting and investment power of a spouse of an executive officer or director have been excluded.

(2)	Calculated based on 1,568,516 shares of common stock outstanding on June 16, 2008, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	The general partner of Santa Monica Partners, L.P. is SMP Asset Management LLC. Lawrence J. Goldstein is the President and sole owner of SMP Asset Management, and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The amount listed does not include 4,288 shares owned directly by Mr. Goldstein and 5,600 shares owned by Lawrence J. Goldstein IRA account (shares were rolled over from the L.J. Goldstein Company Incorporated Pension Plan).

(4)	The general partners of VN Capital Fund I, L.P. are VN Capital Management, LLC and Joinville Capital Management, LLC. VN Capital Management, LLC and Joinville Capital Management, LLC are Delaware limited liability companies formed to be the general partners of VN Capital Fund I, L.P. James T. Vanasek, a member of the Company’s board of directors, and Patrick Donnell Noone are the Managing Members of VN Capital Management, LLC and Joinville Capital Management, LLC.

(5)	Includes 25,000 shares which Mr. Ruttenberg has the right to acquire under stock options at an exercise price of $7.25 (10,000), $6.50 (5,000) and $8.875 (10,000). Also includes 5,332 shares held by Rollform of Jamestown, Inc., a company in which Mr. Ruttenberg and his immediate family own a 97% interest.

(6)	Includes 4,000 shares which Mr. Zaidins has the right to acquire under stock options at an exercise price of $4.95.

(7)	Includes 1,644 shares held directly in Mr. Vanasek’s name and 121,508 shares held by VN Capital Management, LLC and Joinville Capital Management, LLC, of which Mr. Vanasek is a Principal, with respect to which Mr. Vanasek disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

(8)	Includes 29,000 shares of common stock that may be acquired by the persons included in this group within 60 days pursuant to options, warrants, conversion privileges or other rights. Please see notes (5) and (6) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Edward Ruttenberg, a director of the Company, is a stockholder and director of Rollform of Jamestown, Inc. (“Rollform”), a rollforming company. One of the Company’s subsidiaries paid rent of approximately $3,600, $1,900, and $0 to Rollform in 2007, 2006 and 2005, respectively. One of the Companies subsidiaries purchased approximately $90,000 of fabricated parts from Rollform in 2005. There were no purchases from Rollform in 2007 and 2006.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee of the Board of Directors of the Company appointed Travis, Wolff & Company, LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal years ended December 31, 2007, 2006 and 2005.

The following table presents approximate aggregate fees and other expenses for professional services rendered by Travis, Wolff & Company, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006 and fees and other expenses for other services rendered during those periods.

	2007	2006

Audit fees	$269,000	$170,000
Audit-related fees	36,000	—
Tax fees	69,000	30,000
All other fees	—	—

Total	$374,000	$200,000

Audit Fees

Audit fees in 2007 and 2006 relate to services rendered in connection with the audit of the Company’s consolidated financial statements. Audit fees in 2007 include the quarterly review of the financial statements to be included in the Company’s Form 10-Qs for 2006 and 2007.

Audit-Related Fees

Audit-related fees in 2007 and 2006 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under the caption “Audit Fees” above. Audit-related fees in 2007 relate to services rendered in connection with the audits of the Company’s employee benefit plans.

Tax Fees

Tax fees in 2007 and 2006 include fees for services with respect to tax compliance, tax advice and tax planning.

Other Fees

There were no other fees in 2007 or 2006.

Pre-Approval Policies and Procedures

The Audit Committee considered whether the provision of all of the services described above were compatible with the Company’s policies and maintaining the auditor’s independence, and has determined that such services for 2007 and 2006 were compatible with the Company’s policies and maintaining the auditor’s independence. All services described above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. The financial statements together with the report of Travis, Wolff & Company, LLP dated June 16, 2008 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2. Schedule II — Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3. The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith

3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980
3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985
3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987
3.4	By-laws of American Locker Group Incorporated as amended and restated	Filed herewith
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999
10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005
10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999
10.3	Rights Agreement dated November 19, 1999 between American Locker Group Incorporated and Chase Mellon Shareholder Services LLC	Exhibit to Form 8-K filed November 18, 1999
10.4	Employment Agreement dated January 3, 2006 between American Locker Group Incorporated and Edward F. Ruttenberg	Exhibit to Form 8-K filed January 4, 2006
10.5	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith

10.6	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Exhibit to Form 10-K for year ended December 31, 2005
10.7	First Amended and Restated Loan Agreement dated March 5, 2008 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Filed herewith
10.8	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Term Loan)	Exhibit to Form 10-K for year ended December 31, 2005
18.1	Travis, Wolff & Company, LLP letter dated June 16, 2008 related to changes in accounting principals	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Travis, Wolff & Company, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

By:	/s/ ALLEN D. TILLEY
Allen D. Tilley
Chief Executive Officer

June 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. HARRIS John E. Harris	Non-Executive Chairman	June 19, 2008

/s/ Allen D. Tilley Allen D. Tilley	Chief Executive Officer (Principal Executive Officer)	June 19, 2008

/s/ Paul M. Zaidins Paul M. Zaidins	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 19, 2008

/s/ Craig R. Frank Craig R. Frank	Director	June 19, 2008

/s/ Anthony B. Johnston Anthony B. Johnston	Director	June 19, 2008

/s/ Edward F. Ruttenberg Edward F. Ruttenberg	Director	June 19, 2008

/s/ Mary A. Stanford Mary A. Stanford	Director	June 19, 2008

/s/ James T. Vanasek James T. Vanasek	Director	June 19, 2008

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

		Additions
		Charged to
	Balance at the	Costs and		Balance at
Year Description	Beginning of Year	Expense	Deductions	End of Year

Year ended 2007
Allowance for Doubtful Accounts	$198,000	$61,000	$(26,000)	$233,000
Reserve for Inventory Valuation	1,250,000	185,000	—	1,435,000
Year ended 2006
Allowance for Doubtful Accounts	$120,000	$87,000	$(9,000)	$198,000
Reserve for Inventory Valuation	1,003,000	247,000	—	1,250,000
Year ended 2005
Allowance for Doubtful Accounts	$232,000	$332,000	$(444,000)	$120,000
Reserve for Inventory Valuation	386,000	617,000	—	1,003,000