Form 10-Q
period 2006-03-31
AMERICAN LOCKER GROUP INC
filed 2008-07-25
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-439
American Locker Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 South Main Street, Grapevine, Texas	76051
(Address of principal executive offices)	(Zip code)
(817) 329-1600
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,568,516 shares of common stock, par value $1.00, issued and outstanding as of July 17, 2008

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position and the results of our operations for the interim periods presented.
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2005 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2007.
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,169,757	$1,278,015
Accounts receivable, less allowance for doubtful accounts of approximately $132,000 in 2006 and $120,000 in 2005	3,402,328	3,966,875
Inventories, net	3,736,408	3,066,287
Prepaid expenses	165,448	50,873
Prepaid income taxes	545,461	1,038,729
Deferred income taxes	1,089,069	1,265,684

Total current assets	11,108,471	10,666,463

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,430,095	3,411,817
Machinery and equipment	7,040,822	7,024,835

	10,971,417	10,937,152
Less allowance for depreciation and amortization	(6,665,835)	(6,561,552)

Property, plant and equipment, net	4,305,582	4,375,600

Deferred income taxes	62,880	57,326

Total assets	$15,476,933	$15,099,389

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	March 31,	December 31,
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$140,982	$138,168
Accounts payable	2,432,427	2,296,168
Commissions, salaries, wages and taxes	175,818	159,881
Other accrued expenses	584,998	710,721

Total current liabilities	3,334,225	3,304,938

Long-term liabilities:
Long-term debt	2,141,105	2,178,042
Pension, benefits and other long-term liabilities	1,065,116	1,144,245

	3,206,221	3,322,287

Total liabilities	6,540,446	6,627,225

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,738,916 in 2006 and
1,738,146 in 2005; Outstanding shares — 1,546,916 in 2006 and 1,546,146 in 2005	1,738,916	1,738,146
Other capital	135,036	132,071
Retained earnings	9,659,682	9,235,785
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(485,147)	(521,838)

Total stockholders’ equity	8,936,487	8,472,164

Total liabilities and stockholders’ equity	$15,476,933	$15,099,389

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
		(Restated)
	2006	2005

Net Sales	$6,685,257	$9,323,627

Cost of products sold	4,313,054	6,189,293

Gross profit	2,372,203	3,134,334

Asset impairment — goodwill	—	6,155,204
Selling, general and administrative expenses	1,656,513	2,052,436
Restructuring costs	—	272,000

	715,690	(5,345,306)
Other income (expense):
Interest income	3,614	21,978
Other income (expense) — net	(481)	13,275
Interest expense	(47,799)	(107,417)

Total other income (expense)	(44,666)	(72,164)

Income (loss) before income taxes	671,024	(5,417,470)
Income tax expense	247,127	288,634

Net income (loss)	$423,897	$(5,706,104)

Earnings (loss) per share of common stock:
Basic	$0.27	$(3.72)

Diluted	$0.27	$(3.72)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
		(Restated)
	2006	2005

Operating activities
Net income (loss)	$423,897	$(5,706,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106,153	137,984
Asset impairment charge — goodwill	—	6,155,204
Provision for uncollectible accounts	22,000	21,000
Deferred income taxes	191,924	(115,809)
Changes in assets and liabilities:
Accounts and notes receivable	543,258	(375,688)
Inventories	(670,195)	581,792
Prepaid expenses	(114,565)	(94,100)
Accounts payable and accrued expenses	12,235	(624,359)
Pension and other benefits	(72,898)	7,941
Income taxes	508,191	(461,841)

Net cash provided by (used in) operating activities	950,000	(473,980)

Investing activities
Purchase of property, plant and equipment	(36,117)	(344,763)

Net cash used in investing activities	(36,117)	(344,763)

Financing activities
Long-term debt payments	(34,123)	(331,545)
Issuance of common stock	3,735	—

Net cash used in financing activities	(30,388)	(331,545)
Effect of exchange rate changes on cash	8,247	(12,632)

Net increase (decrease) in cash	891,742	(1,162,920)
Cash and cash equivalents at beginning of period	1,278,015	5,780,215

Cash and cash equivalents at end of period	$2,169,757	$4,617,295

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (“USPS”) for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. During 2005 and 2004, sales to the USPS accounted for 21.4% and 53.9%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5% and 18.6% of the Company’s sales in 2005 and 2004, respectively. From May 31, 2005 through September 8, 2007, the Company experienced continuing sales of its aluminum CBU model (Model E) to the private market.

On May 8, 2007, the USPS notified the Company that the Technical Data Package for the USPS’s new generation USPS-B-1118 CBU was available, and by prior agreement, the Company would be permitted to manufacture and sell the current CBU version for only four more months terminating on September 8, 2007. The Company continued to sell existing inventories of the Model E CBU through September 2007. After September 2007, the Company’s revenues have been adversely affected by this decertification.

The Company submitted financial and other data as part of its application for the new CBU license program in September 2007 as step one in a multi-stage application process required by the USPS. The Company was notified by the USPS in November 2007 that its application to manufacture the USPS-B-1118 CBU had been rejected. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted the remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. The Company is implementing a restructuring plan to compensate for the loss of revenues from the aluminum CBU, which plan includes reducing administrative expenses, adoption of lean manufacturing processes and expanding the Company’s sales efforts and product offerings in its private postal and non-postal markets.

The loss of revenues resulting from the non-renewal of the Company’s CBU contract with the USPS, in addition to the loss of sales of CBUs in the private market, make the Company’s future uncertain. On May 18, 2005, after the February 2005 USPS notification of non-renewal of the CBU contract, the Company’s Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, New York upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, New York to company-owned facilities in Grapevine, Texas. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan covering employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.

Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.

2.	Restatement of Prior Years’ Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended September 30, 2005, management determined that accounting errors, as described below, were included in our previously issued consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These errors were corrected and the restated financial statements were presented, in the Company’s Annual Report on Form 10-K for the 2005 fiscal year. Accordingly, we have restated the March 31, 2005 quarterly consolidated financial statements included herein for comparative purposes to correct the accounting errors described below that were corrected in the Company’s fiscal 2005 audited financial statements. The following table presents the impact of the restatement on the March 31, 2005 net income (loss) and earnings per share:

	For the three months
	ended March 31, 2005
	Amount	Diluted EPS

Net income, as originally reported	$(5,697,031)	$(3.71)
Freight billed to customers (1)	—
Canadian defined benefit pension plan (2)	(9,073)	(0.01)

Net income, as restated	$(5,706,104)	$(3.72)

The following table presents the effects of the adjustment on our previously issued consolidated statement of income for the three months ended March 31, 2005:

	For the three months ended March 31, 2005
	As
	previously
	reported	Adjustments	As restated

Net sales (1)	$9,160,220	$163,407	$9,323,627

Selling, administrative and general expenses (1) and (2)	$1,879,956	$172,480	$2,052,436

The errors corrected in the March 31, 2005 consolidated financial statements, as reflected and noted on the table above, are as follows:

(1) Failure to classify freight billed to customers as revenue and instead classifying it as a reduction of selling, administrative and general expenses. This adjustment had the effect of increasing revenue by $163,407 for the first three months of 2005 and reducing selling, general and administrative expenses by a corresponding amount. This adjustment had no effect on net income.

(2) Failure to recognize the liability for and disclose the existence of the Company’s Canadian defined benefit pension plan. This adjustment had the effect of decreasing net income for the first three months of 2005 by $9,073.

3.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for over 60% of the inventories. For the remaining inventories, cost is determined by the first-in, first out method (FIFO). The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

	March 31,	December 31,
	2006	2005

Finished goods	$625,103	$610,759
Work-in-process	1,197,091	774,190
Raw materials	2,142,924	1,910,048

	3,965,118	3,294,997

Less allowance to reduce to LIFO basis	(228,710)	(228,710)

	$3,736,408	$3,066,287

4.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate.

In May 2005, the Company received a repatriation dividend from its Canadian operations in the amount of CDN$800,000, an amount equivalent to US$604,000 at the time. This amount is net of Canadian withholding taxes of CDN$40,000.

5.	Stockholders’ Equity

Changes in stockholders equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in March 2006. On March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
		(Restated)
	2006	2005

Net income (loss)	$423,897	$(5,706,104)
Foreign currency translation adjustments	9,802	(16,607)
Minimum pension liability adjustments, net of tax effect of $20,803 in 2006 and $412 in 2005	26,889	618

Total comprehensive income	$460,588	$(5,722,093)

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plan for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
				(Restated)
	2006	2005	2006	2005

Service cost	$7,622	$83,455	$7,300	$8,118
Interest cost	46,094	65,281	14,489	12,558
Expected return on plan assets	(44,717)	(62,697)	(17,245)	(12,021)
Net actuarial loss	7,479	15,698	772	—
Amortization of prior service cost	—	377	—	—

Net periodic benefit cost	$16,478	$102,114	$5,316	$8,655

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005.

For additional information on the defined benefit pension plans, please refer to Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

8.	Earnings Per Share

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
		(Restated)
	2006	2005

Numerator:
Net income (loss)	$423,897	$(5,706,104)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,546,916	1,534,146
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,546,916	1,534,146

Basic earnings (loss) per common share:
Net income (loss)	$0.27	$(3.72)

Diluted earnings (loss) per common share:
Net income (loss)	$0.27	$(3.72)

The Company had 33,600 stock options outstanding at March 31, 2006, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

9.	Asset Impairment — Goodwill

Due to the significance of the reduction in business volume resulting from the loss of the USPS contract, which expired May 31, 2005, management determined that the fair value of the Company had declined significantly. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the carrying value of goodwill is tested for impairment when such events occur and a charge to earnings is required for any identified impairments. This charge to earnings is to be recorded in the period in which the events causing impairment occurred. Based on management’s recent analysis, the fair value of the Company, after learning of the loss of the USPS contract on February 8, 2005, is no longer in excess of the carrying value of the net underlying assets, including goodwill. The second step of the Company’s test for impairment indicated that no goodwill exists. Accordingly, the Company recorded an impairment charge of approximately $6,155,000 in the quarter ended March 31, 2005.

The Company also evaluated its inventory for impairment in accordance with ARB No. 43, “Accounting for Inventory”, and expected losses related to committed purchase orders. As a result, the Company recorded an inventory impairment charge of $147,000 and accrued $125,000 for an anticipated loss on committed purchase orders. The expense was included in cost of sales for the quarter ended March 31, 2005.

10.	Debt

As discussed in Notes 6 and 20 of the Company’s consolidated financial statements included in the 2005 Annual Report on Form 10-K, on March 18, 2005, the Company received a notice of default and reservation of rights letter from its lender regarding its bank notes as a result of the non-renewal of the Company’s CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its bank notes and has repaid them in full.

On March 5, 2007, the Company entered into a new credit facility with The F&M Bank and Trust Company which was used to repay the existing mortgage loan. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008. The revolving line of credit matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The line of credit is secured by all accounts receivable, inventory, and equipment. The term loan and the revolving line of credit are secured by a Deed of Trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the bank notes payable requires compliance with certain covenants.

On July 24, 2008, the Company received a waiver from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

11.	Restructuring

In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company’s plan calls for significant reductions in selling, general and administrative costs. A majority of the cost reductions were realized by relocating the Company’s headquarters, from leased facilities in Jamestown, New York to the Company’s facility in Grapevine, Texas. In addition, savings were realized by eliminating certain corporate level staff and several satellite sales offices.

To implement the restructuring plan, management anticipated incurring aggregate impairment charges (exclusive of goodwill impairment) and costs of approximately $2,329,000. In accordance with Financial Accounting Standards (FAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

The following table summarizes restructuring and related costs incurred by the Company in the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Cost of sales:
Inventory impairment	—	$147,000
Purchase order commitments	—	125,000

Subtotal		$272,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2005 to March 31, 2006:

	December 31,		Payments/	March 31,
	2005	Expense	Charges	2006
Purchase order commitments	$—	$—	$—	$—
Severance	133,000	—	62,000	71,000
Other	—	—	—	—

Total	$133,000	$—	$62,000	$71,000

12.	Commitments and Contingencies

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy, including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates, and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The NYSDEC has not commenced implementation of the remedial plan and has not indicated when construction will start, if ever. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.

Beginning in September 1998 and continuing through the date of filing of this Quarterly Report on Form 10-Q, the Company has been named as an additional defendant in approximately 165 cases pending in state court in Massachusetts. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 20 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 100 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 18, 2008 is approximately 45 cases.

While the Company cannot estimate potential damages or predict the ultimate resolution of these asbestos cases as the discovery proceedings on the cases are not complete, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that these items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2005, and the initial adoption did not have a material impact on the results of operations.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard in 2006 and the initial adoption did not have a material impact on the results of operations, financial position or cash flows.
On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” on a modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the period ended March 31, 2006, as a result of the adoption of Statement 123R. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. All options issued in prior periods have fully vested, thus no compensation expense is required to be recognized during the period ended March 31, 2006.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
Results of Operations — the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Overall Results and Outlook
The first three months of 2006 reflect a decline of approximately $2,638,370 to $6,685,257 when compared to net sales of $9,323,627 for the same period of 2005, representing a 28.3% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed below in greater detail. Pre-tax operating results increased to a pre-tax profit of approximately $671,024 for the first three months of 2006 from a reported pre-tax loss of approximately $5,417,470 for the first three months of 2005. Results for the first three months of 2005 were negatively impacted by an impairment charge of approximately $6,155,000 related to the write-down of previously recorded goodwill and one-time charge of $272,000 for restructuring charges. After-tax operating results increased to a reported net profit of approximately $423,897 for the first three months of 2006 compared to a net loss of approximately $5,706,104 for the first three months of 2005. Net income per share was $0.27 per share on a diluted basis for the first three months of 2006, up from a net loss per share of $3.72 for the same period in 2005.
Non-Renewal of USPS Contract and Other Events

On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (“USPS”) for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. During 2005 and 2004, sales to the USPS accounted for 21.4% and 53.9%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 32.5% and 18.6% of the Company’s sales in 2005 and 2004, respectively. From May 31, 2005 through September 8, 2007, the Company experienced continuing sales of its aluminum CBU model (Model E) to the private market.
On May 8, 2007, the USPS notified the Company that the Technical Data Package for the USPS’s new generation USPS-B-1118 CBU was available, and by prior agreement, the Company would be permitted to manufacture and sell the current CBU version for only four more months terminating on September 8, 2007. The Company continued to sell existing inventories of the Model E CBU through September 2007. After September 2007, the Company’s revenues have been adversely affected by this decertification.
The Company submitted financial and other data as part of its application for the new CBU license program in September 2007 as step one in a multi-stage application process required by the USPS. The Company was notified by the USPS in November 2007 that its application to manufacture the USPS-B-1118 CBU had been rejected. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted the remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. The Company is implementing a restructuring plan to compensate for the loss of revenues from the aluminum CBU, which plan includes reducing administrative expenses, adoption of lean manufacturing processes and expanding the Company’s sales efforts and product offerings in its private postal and non-postal markets.
The loss of revenues resulting from the non-renewal of the Company’s CBU contract with the USPS, in addition to the loss of sales of CBUs in the private market, make the Company’s future uncertain. On May 18, 2005, after the USPS notification of non-renewal of the CBU contract, the Company’s Board of Directors announced a restructuring plan to significantly reduce annual selling, general and administrative expenses. Most of these savings were achieved by the Company not renewing its building leases in Jamestown, New York upon their respective expiration dates in September 2005 and November 2005 and relocating Company headquarters from the leased facilities in Jamestown, New York to the Company’s facilities in Grapevine, Texas. Further, the Company discontinued its Jamestown-based assembly operations, eliminated many of its 37 salaried and hourly positions in Jamestown and froze benefits under its current pension plan that covers employees in the United States. Due to the non-renewal of the CBU contract, all polycarbonate CBU assembly operations in Jamestown ceased in the fall of 2005.
In March 2007 and in furtherance of the restructuring plan, the Company successfully negotiated a new credit facility with the F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan, the proceeds of which were used to repay the Company’s then existing mortgage loan, and a $750,000 revolving line of credit.
By entering into a new credit agreement with a new lender, the Company expects to have adequate cash to meet its debt obligations and to have sufficient working capital to meet its current operational needs.
Net Sales
Consolidated net sales for the three months ended March 31, 2006 were $6,685,257, a decrease of $2,638,370, or 28.3%, compared to net sales of $9,323,627 for the same period of 2005. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company’s CBU contract with the USPS on May 31, 2005. Total plastic sales for the three months ended March 31, 2006, including both CBUs and Outdoor Parcel Lockers, were zero compared to $4,301,118 during the same period of 2005. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, for the three months ended March 31, 2006 were $6,685,257, an increase of $1,662,748, or 33.1%, compared to sales of $5,022,509 for the same period of 2005, due primarily to increased sales of metal postal lockers.

	Three Months Ended March 31,		Increase
	2006	2005	(decrease)
Plastic Locker Sales	$—	$4,301,118	—
Metal Locker Products	6,685,257	5,022,509	33.1%
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2006 was $4,313,054, or 64.5% of net sales, compared to $6,189,293, or 66.3% of net sales, for the same period of 2005, a decrease of $1,876,239, or 30.3%. The decreased percentage relates to reduced costs from reduced personnel related expenses as a result of the implementation of the restructuring as well as a favorable shift in sales mix away from the lower margin polycarbonate CBU.
Asset Impairment Charge — Goodwill
Due to the loss of the Company’s CBU contract with the USPS (see Note 9 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q), management has determined that the fair value of the Company has declined significantly. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” recorded a goodwill impairment charge against 2005 first quarter operating results in the amount of $6,155,204.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2006 were $1,656,513, or 24.8% of net sales, compared to $2,052,436, or 22.0% of net sales, for the same period of 2005, a decrease of $395,923, or 19.3%. This decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the Company’s restructuring plan.
Restructuring Costs
Restructuring costs for the three months ended March 31, 2006 were $0 compared to $272,000 for the same period of 2005. Please refer to Note 11 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the three months ended March 31, 2006.
Interest Expense
Interest expense for the three months ended March 31, 2006 was $47,799, a decrease of $59,618, or 55.5%, compared to interest expense of $107,417 for the same period of 2005. The decrease results from lower average outstanding debt during the first three months of 2006 compared to the same period in 2005 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2006 or 2005. The Company reduced its outstanding debt by $34,123 during the first three months of 2006 by making its scheduled debt payments.
Income Taxes
For the three months ended March 31, 2006, the Company recorded an income tax expense of $247,127 compared to an income tax expense of $288,634 for the same period of 2005. The Company’s effective tax rate on earnings was approximately 37% for the first three months of 2006 and 39% in the first three months of 2005, excluding a 2005 asset impairment charge associated with goodwill. The ratio of income taxes to loss before income taxes in 2005 does not bear a normal relationship, as the impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.

Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of March 31,	As of December 31,
	2006	2005
Current Ratio	3.3 to 1	3.2 to 1
Working Capital	$7,774,246	$7,503,990
The increase in working capital of $270,256 relates primarily to the net income for the first three months of 2006 of $423,897 net of capital expenditures of $36,117.
During 2005 and 2006, the Company was in technical default of its long-term debt agreement with its then primary lender, which rendered the entire $6,668,596 outstanding principal balance due upon demand. During 2005, the Company repaid $4,352,386 of the outstanding debt and in March 2007, entered into a new long-term debt agreement with The F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008 and matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The line of credit is secured by all accounts receivable, inventory and equipment. The term loan is secured by a Deed of Trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the bank notes payable requires compliance with certain covenants.
As a result of securing the new debt facility, in March 2007, the Company used the proceeds of the term loan to repay the then existing mortgage. Accordingly, the mortgage note balance outstanding at March 31, 2006 and 2005 is classified as to current and long-term under its originally scheduled payment terms.
On July 24, 2008, the Company received a waiver from The F&M Bank and Trust Company under its credit facility with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Raw Materials
The Company does not have any long-term commitments for the purchase of raw materials. With respect to its products that use steel and aluminum the Company expects that any raw material price changes would be reflected in adjusted sales prices. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited. Present sources of supplies and raw materials incorporated into the Company’s products are generally considered to be adequate and are currently available in the marketplace.
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 11% of the Company’s aggregate net assets at March 31, 2006. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at March 31, 2006. On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2006. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, which was filed late with the SEC on August 31, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information commenced by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the third quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communication dated August 30, 2007 by the Company’s independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company’s internal control over financial reporting:
1)	The Company lacked adequate accounting personnel to oversee the financial accounting and reporting responsibilities of an SEC registrant and maintain internal control over financial reporting to produce financial statements in accordance with U.S. generally accepted accounting principles.

2)	The Company’s independent registered public accounting firm proposed numerous material adjustments as a result of its audit procedures related to the following:
•	Bank account reconciliations were not prepared in a timely manner and the Company’s management did not monitor the timeliness of the reconciliation process.

•	Failure to routinely maintain the Company’s perpetual inventory system. In addition, Company inventory maintained offsite was not reconciled with the general ledger, except annually.

•	Inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period.

•	Reconciliations of subsidiary ledger systems for various other accounts were not reconciled to the general ledger in a timely manner.

•	Failure to appropriately account for and disclose pension liabilities, which resulted in a restatement to the previously issued financial statements.
3)	The Company has insufficient entity level controls, as defined by COSO, to ensure that the Company meets its disclosure and reporting obligations.
Management has endeavored to address the material weaknesses discussed above and is committed to effectively remediating known weaknesses. Although the Company’s remediation efforts with respect to the material weaknesses discussed above are on-going, the Company will not consider control weaknesses to be remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that the new controls are operating effectively. However, management has addressed the following items:
•	Hired a Chief Financial Officer.

•	Implemented more thorough and detailed reviews of financial information.

•	Developed a reporting package that includes interim financial statements, gross margin analysis, sales reports and material non-financial data by subsidiary.

•	Implemented a prescribed time table for the prompt, regular reconciliations of bank accounts, with the bank reconciliations reviewed by management.

•	The Company no longer maintains offsite inventory as of June 2006.

•	Implementation of additional procedures to ensure that purchase or sale transactions are recorded in the appropriate accounting periods.

•	Regularly update and reconcile the Company’s perpetual inventory records.
In addition, management is considering implementing entity level controls, such as: (i) a detailed policy and procedures manual; (ii) a strategic plan and business model; (iii) a budgeting/forecasting control activity; (iv) formalized and enhanced management reporting procedures, including reports to the audit committee; and (v) formal self-monitoring procedures.

PART II — OTHER INFORMATION
Item 6. Exhibits.
Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
July 25, 2008	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

July 25, 2008	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer