Form 10-Q
period 2006-06-30
AMERICAN LOCKER GROUP INC
filed 2008-07-25
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
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

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,027,596	$1,278,015
Accounts receivable, less allowance for doubtful accounts of approximately $183,000 in 2006 and $120,000 in 2005	2,858,007	3,966,875
Inventories, net	3,902,024	3,066,287
Prepaid expenses	138,432	50,873
Prepaid income taxes	464,945	1,038,729
Deferred income taxes	1,065,546	1,265,684

Total current assets	10,456,550	10,666,463

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,431,950	3,411,817
Machinery and equipment	7,098,614	7,024,835

	11,031,064	10,937,152
Less allowance for depreciation and amortization	(6,813,275)	(6,561,552)

Property, plant and equipment, net	4,217,789	4,375,600

Deferred income taxes	68,939	57,326

Total assets	$14,743,278	$15,099,389

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	June 30,	December 31,
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$144,855	$138,168
Accounts payable	1,505,810	2,296,168
Commissions, salaries, wages and taxes	163,073	159,881
Other accrued expenses	683,058	710,721

Total current liabilities	2,496,796	3,304,938

Long-term liabilities:
Long-term debt	2,103,421	2,178,042
Pension, benefits and other long-term liabilities	983,147	1,144,245

	3,086,568	3,322,287

Total liabilities	5,583,364	6,627,225

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,739,816 in 2006 and 1,738,146 in 2005; Outstanding shares — 1,547,816 in 2006 and 1,546,146 in 2005	1,739,816	1,738,146
Other capital	138,636	132,071
Retained earnings	9,801,988	9,235,785
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(408,526)	(521,838)

Total stockholders’ equity	9,159,914	8,472,164

Total liabilities and stockholders’ equity	$14,743,278	$15,099,389

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
		(Restated)
	2006	2005
Net Sales	$12,804,533	$18,497,287

Cost of products sold	8,350,145	12,735,508

Gross profit	4,454,388	5,761,779

Asset impairment — goodwill	—	6,155,204
Selling, general and administrative expenses	3,424,905	4,093,363
Restructuring costs	—	1,430,000

	3,424,905	(5,916,788)
Other income (expense):
Interest income	10,384	43,714
Other income (expense) — net	(46,814)	28,905
Interest expense	(94,171)	(194,135)

Total other income (expense)	(130,601)	(121,516)

Income (loss) before income taxes	898,882	(6,038,304)
Income taxes	332,679	52,657

Net income (loss)	$566,203	$(6,090,961)

Earnings (loss) per share of common stock:
Basic	$0.37	$(3.97)

Diluted	$0.37	$(3.97)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
		(Restated)
	2006	2005

Net Sales	$6,119,276	$9,173,660

Cost of products sold	4,037,090	6,546,215

Gross profit	2,082,186	2,627,445

Asset impairment — goodwill	—	—
Selling, general and administrative expenses	1,768,392	2,040,927
Restructuring costs	—	1,158,000

	313,794	(571,482)
Other income (expense):
Interest income	6,770	21,736
Other income (expense) — net	(46,334)	15,630
Interest expense	(46,372)	(86,718)

Total other income (expense)	(85,936)	(49,352)

Income (loss) before income taxes	227,858	(620,834)
Income tax expense (benefit)	85,552	(235,977)

Net income (loss)	$142,306	$(384,857)

Earnings (loss) per share of common stock:
Basic	$0.09	$(0.25)

Diluted	$0.09	$(0.25)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
		(Restated)
	2006	2005
Operating activities
Net income (loss)	$566,203	$(6,090,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	206,842	372,549
Asset impairment charge — goodwill	—	6,155,204
Provision for uncollectible accounts	44,000	33,000
Deferred income taxes	228,040	63,717
Changes in assets and liabilities:	—	2,598
Accounts and notes receivable	1,065,295	(18,017)
Inventories	(835,865)	1,224,300
Prepaid expenses	(87,539)	(62,364)
Accounts payable and accrued expenses	(829,000)	(1,024,101)
Pension and other benefits	(145,541)	21,021
Income taxes	588,661	(948,886)

Net cash provided by (used in) operating activities	801,096	(271,940)

Investing activities
Purchase of property, plant and equipment	(49,016)	(381,286)

Net cash used in investing activities	(49,016)	(381,286)

Financing activities
Long-term debt payments	(67,934)	(1,662,666)
Issuance of common stock	8,235	33,750

Net cash used in financing activities	(59,699)	(1,628,916)
Effect of exchange rate changes on cash	57,200	(51,488)

Net increase (decrease) in cash	749,581	(2,333,630)
Cash and cash equivalents at beginning of period	1,278,015	5,780,215

Cash and cash equivalents at end of period	2,027,596	3,446,585

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
2.	Restatement of Prior Years’ Consolidated Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended September 30, 2005, management determined that accounting errors, as described below, were included in our previously issued consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These errors were corrected and the restated financial statements were presented, in the Company’s Annual Report on Form 10-K for the 2005 fiscal year. Accordingly, we have restated the June 30, 2005 quarterly consolidated financial statements included herein for comparative purposes to correct the accounting errors described below that were corrected in the Company’s fiscal 2005 audited financial statements. The following table presents the impact of the restatement on the June 30, 2005 net income (loss) and earnings per share:

	For the six months		For the three months
	ended June 30, 2005		ended June 30, 2005
	Amount	Diluted EPS	Amount	Diluted EPS
Net income, as originally reported	$(6,072,558)	$(3.96)	$(375,527)	$(0.25)
Canadian defined benefit pension plan (2)	(18,403)	(0.01)	(9,330)	(0.01)
Net loss, as restated	$(6,090,961)	$(3.97)	$(384,857)	$(0.25)
The following tables present the effects of the adjustment on our previously issued consolidated statement of income for the six and three months ended June 30, 2005:

	For the six months ended June 30, 2005
	As
	previously	Adjustments	As restated
	reported
Net sales (1)	$18,146,642	$350,645	$18,497,287

Selling, administrative and general expenses (1) and (2)	$4,807,315	($713,952)	$4,093,363

	For the three months ended June 30, 2005
	As
	previously	Adjustments	As restated
	reported
Net sales (1)	$8,986,422	$187,238	$9,173,660

Selling, administrative and general expenses (1) and (2)	$2,927,359	$(886,432)	2,040,927
The errors corrected in the June 30, 2005 consolidated financial statements, as reflected and noted on the table above, are as follows:

(1)	Failure to classify freight billed to customers as revenue and instead classifying it as a reduction of selling, administrative and general expenses. This adjustment had the effect of increasing revenue by $350,645 and $187,238 for the six months and three months ended June 30, 2005, respectively and reducing selling, general and administrative expenses by a corresponding amount. This adjustment had no effect on net income.

(2)	Failure to recognize the liability for and disclose the existence of the Company’s Canadian defined benefit pension plan. This adjustment had the effect of decreasing net income for the six months and three months ended June 30, 2005 by $18,403 and $9,330, respectively.
3.	Inventories
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

	June 30,	December 31,
	2006	2005
Finished goods	$651,102	$610,759
Work-in-process	1,246,880	774,190
Raw materials	2,232,752	1,910,048

	4,130,734	3,294,997

Less allowance to reduce to LIFO basis	(228,710)	(228,710)

	$3,902,024	$3,066,287

4.	Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate.

In May 2005, the Company received a repatriation dividend from its Canadian operations in the amount of CDN$800,000, an amount equivalent to US$604,000 at the time. This amount is net of Canadian withholding taxes of CDN$40,000.

5.	Stockholders Equity

Changes in stockholders equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in March 2006. On March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735. On June 30, 2006, the Company issued 900 shares to non-employee directors and increased other capital by $3,600 representing compensation expense of $4,500.

On June 29, 2005, 12,000 options were exercised at a price of $2.81 per share. In addition to the $33,750 of proceeds received by the Company upon exercise of those options, the Company also increased other capital by $13,000, representing the tax benefit the Company estimated it would receive.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
		(Restated)
	2006	2005

Net income (loss)	$566,203	$(6,090,961)
Foreign currency translation adjustments	58,462	(93,024)
Minimum pension liability adjustments, net of tax effect of $39,444 in 2006 and $824 in 2005	54,850	1,236

Total comprehensive income	$679,515	$(6,182,749)

	Three Months Ended June 30,
		(Restated)
	2006	2005

Net income (loss)	$142,306	$(384,857)
Foreign currency translation adjustments	48,660	(76,417)
Minimum pension liability adjustments, net of tax effect of $18,641 in 2006 and $412 in 2005	27,961	618

Total comprehensive income	$218,927	$(460,656)

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plan for the six and three months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
				(Restated)
	2006	2005	2006	2005

Service cost	$15,244	$166,910	$14,600	$16,236
Interest cost	92,188	130,562	28,978	25,116
Expected return on plan assets	(89,434)	(125,394)	(34,490)	(24,042)
Net actuarial loss	14,958	31,396	1,542	—
Amortization or prior service cost	—	14,435	—	—

Net periodic benefit cost	$32,956	$217,909	$10,630	$17,310

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
				(Restated)
	2006	2005	2006	2005

Service cost	$7,622	$83,455	$7,300	$8,118
Interest cost	46,094	65,281	14,489	12,558
Expected return on plan assets	(44,717)	(62,697)	(17,245)	(12,021)
Net actuarial loss	7,479	15,698	771	—
Amortization or prior service cost	—	14,058	—	—

Net periodic benefit cost	$16,478	$115,795	$5,315	$8,655

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
		(Restated)
	2006	2005
Numerator:
Net income (loss)	$566,203	$(6,090,961)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,546,533	1,534,212
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,546,533	1,534,212

Basic earnings (loss) per common share:
Net income (loss)	$0.37	$(3.97)

Diluted earnings (loss) per common share:
Net income (loss)	$0.37	$(3.97)

	Three Months Ended June 30,
		(Restated)
	2006	2005
Numerator:
Net income (loss)	$142,306	$(384,857)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,546,916	1,534,278
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,546,916	1,534,278

Basic earnings (loss) per common share:
Net income (loss)	$0.09	$(0.25)

Diluted earnings (loss) per common share:
Net income (loss)	$0.09	$(0.25)

The Company had 33,600 stock options outstanding at June 30, 2006, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

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

In May 2005, the Company announced that it would undertake restructuring initiatives to realign its organization in response to the loss of its CBU contract with the USPS. The Company’s plan called for significant reductions in selling, general and administrative costs. A majority of the cost reductions were realized by relocating the Company’s headquarters, from leased facilities in Jamestown, New York to the Company’s facility in Grapevine, Texas. In addition, savings were realized by eliminating certain corporate level staff and several satellite sales offices.

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
The following table summarizes restructuring and related costs incurred by the Company in the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Cost of sales:
Equipment depreciation	$—	$75,000
Inventory impairment	—	147,000
Purchase order commitments	—	125,000

Subtotal	—	$347,000

Sales, general and administrative:
Severance	—	$473,000
Leases	—	30,000
Professional fees	—	580,000

Subtotal	—	$1,083,000

Total restructuring costs	$—	$1,430,000

	Three Months Ended
	June 30,
	2006	2005
Cost of sales:
Equipment depreciation	$—	$75,000
Inventory impairment	—	—
Purchase order commitments	—	—

Subtotal	—	$75,000

Sales, general and administrative:
Severance	—	$473,000
Leases	—	30,000
Professional fees	—	580,000

Subtotal	—	$1,083,000

Total restructuring costs	$—	$1,158,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2005 to June 30, 2006:

	December 31,	Expense	Payments/	June 30,
	2005		Charges	2006
Purchase order commitments	$—	$—	$—	$—
Severance	133,000	—	95,000	38,000
Other	—	—	—	—

Total	$133,000	$—	$95,000	$38,000

12.	Commitments and Contingencies

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
Results of Operations — the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Overall Results and Outlook
The first six months of 2006 reflect a decline of $5,692,754 to $12,804,533 when compared to net sales of $18,497,287 for the same period of 2005, representing a 30.8% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed below in greater detail. Pre-tax operating results increased to a pre-tax loss of $898,882 for the first six months of 2006 from a reported pre-tax loss of $6,038,304 for the first six months of 2005. Results for the first six months of 2005 were negatively impacted by an impairment charge of $6,155,204 related to the write-down of previously recorded goodwill and one-time charge of $1,430,000 for restructuring charges. After-tax operating results increased to a reported net income of $566,203 for the first six months of 2006 compared to a net loss of $6,090,961 for the first six months of 2005. Net income per share was $.37 per share on a diluted basis for the first six months of 2006, up from a net loss per share of $3.97 for the same period in 2005.
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
Net Sales
Consolidated net sales for the six months ended June 30, 2006 were $12,804,533, a decrease of $5,692,754, or 30.8%, compared to net sales of $18,497,287 for the same period of 2005. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company’s CBU contract with the USPS on May 31, 2005. Total plastic sales for the six months ended June 30, 2006, including both CBUs and Outdoor Parcel Lockers, were zero compared to $8,086,477 during the same period of 2005. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, for the six months ended June 30, 2006 were $12,804,533, an increase of $2,393,723, or 23.0%, compared to sales of $10,410,810 for the same period of 2005, due primarily to increased sales of metal postal lockers.

	Six Months Ended June 30,		Increase
	2006	2005	(decrease)
Plastic Locker Sales	—	8,086,477	—
Metal Locker Products	12,804,533	10,410,810	23.0%
Cost of Products Sold
Cost of products sold for the six months ended June 30, 2006 was $8,350,145 or 65.2% of net sales, compared to $12,735,508, or 68.9% of net sales, for the same period of 2005, a decrease of $4,385,363 or 34.4%. The decreased percentage relates to reduced costs from reduced personnel related expenses as a result of the implementation of the restructuring as well as a favorable shift in sales mix away from the lower margin polycarbonate CBU.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2006 were $3,424,905, or 26.7% of net sales, compared to $4,093,363, or 22.1% of net sales, for the same period of 2005, a decrease of $668,458, or 16.3%. This decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the Company’s restructuring plan.
Restructuring Costs
Restructuring costs for the six months ended June 30, 2006 were zero compared to $1,430,000 for the same period of 2005. Please refer to Note 11 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the six months ended June 30, 2006.
Interest Expense
Interest expense for the six months ended June 30, 2006 was $94,171, a decrease of $99,964, or 51.5%, compared to interest expense of $194,135 for the same period of 2005. The decrease results from lower average outstanding debt during the first six months of 2006 compared to the same period in 2005 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2006 or 2005. The Company reduced its outstanding debt by approximately $68,000 during the first six months of 2006 by making its scheduled debt payments.
Income Taxes
For the six months ended June 30, 2006, the Company recorded an income tax expense of $332,679 compared to an income tax expense of $52,657 for the same period of 2005. The Company’s effective tax rate on earnings was approximately 37% for the first six months of 2006 and 45% in the first six months of 2005, excluding a 2005 asset impairment charge associated with goodwill. The ratio of income taxes to loss before income taxes in 2005 does not bear a normal relationship, as the impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.
Results of Operations — The Second Quarter of 2006 Compared to the Second Quarter of 2005
Overall Results and Outlook
The second quarter of 2006 reflects a decline in net sales of $3,054,384 to $6,119,276 when compared to net sales of $9,173,660 for the same period of 2005, representing a 33.3% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed in more detail above. Pre-tax operating results increased to a pre-tax profit of $227,858 for the second quarter of 2006 from a reported pre-tax loss of $620,834 for the second quarter of 2005. Results for the second quarter of 2005 were negatively impacted by a one-time charge of $1,158,000 for restructuring charges. After-tax operating results increased to a reported net profit of $142,306 for the second quarter of 2006 from a net loss of $384,857 for the second quarter of 2005. Net income per share was $0.09 per share on a diluted basis in the second quarter of 2006, up from a net loss per share of $0.25 for the second quarter of 2005.
Net Sales
Consolidated net sales for the second quarter of 2006 were $6,119,276, a decrease of $3,054,384, or 33.3%, compared to net sales of $9,173,660 for the same period of 2005. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company’s CBU contract with the USPS on May 31, 2005. Total plastic sales for the second quarter of 2006, including both CBUs and Outdoor Parcel Lockers, were zero compared to $3,785,359 during the same period of 2005. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, for the second quarter of

2006 totaled $6,119,276, an increase of $730,975 or 13.6%, compared to sales of $5,388,301 for the same period of 2005, due primarily to increased sales of metal postal lockers to the private market.

	Three Months Ended June 30,		Increase
	2006	2005	(decrease)
Plastic Locker Sales	$—	$3,785,359	—
Metal Locker Products	$6,119,276	$5,388,301	13.6%
Cost of Products Sold
Cost of products sold for the second quarter of 2006 was $4,037,090, or 66.0% of net sales, compared to $6,546,215, or 71.4% of net sales, for the same period of 2005, a decrease of $2,509,125, or 38.3%. The decreased percentage relates to reduced costs from reduced personnel related expenses as a result of the implementation of the restructuring as well as a favorable shift in sales mix away from the lower margin polycarbonate CBU.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the second quarter of 2006 totaled $1,768,392, or 28.9% of net sales, compared to $2,040,927, or 22.2% of net sales, during the same period of 2005, a decrease of $272,535, or 13.4%. This decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the Company’s restructuring plan, partially offset by an increase in legal, accounting and consulting fees related to the fiscal year 2005 audit.
Restructuring Costs
Restructuring costs for the second quarter of 2006 were zero compared to $1,158,000 for the same period of 2005. Please refer to Note 11 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the second quarter of 2006.
Interest Expense
Interest expense for the second quarter of 2006 was $46,372 compared to $86,718 for the same period of 2005. The decrease results from lower average outstanding debt during the second quarter of 2006 compared to the same period in 2005 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2006 or 2005. The Company reduced its outstanding debt by approximately $34,000 during the second quarter of 2006 by making its scheduled debt payments.
Income Taxes
For the second quarter of 2006, the Company recorded an income tax expense of $85,552 compared to an income tax benefit of $235,977 for the same period of 2005. The Company’s effective tax rate on earnings was approximately 37.5% and 38% in the second quarter of 2006 and 2005, respectively.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2006	2005
Current Ratio	4.2 to 1	3.2 to 1
Working Capital	$7,959,753	$7,361,525
The increase in working capital of $598,228 relates primarily to the net income for the first six months of 2006 of $566,203 net of capital expenditures of $49,016.
During 2005 and 2006, the Company was in technical default of its long-term debt agreement with its then primary lender, rendered the entire $6,668,596 outstanding principal balance due upon demand. During 2005, the Company repaid $4,352,386 of the outstanding debt and in March 2007, entered into a new long-term debt agreement with The F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit matures on March 5, 2008 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The line of credit is secured by all accounts receivable, inventory and equipment. The term loan is secured by a Deed of Trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the bank notes payable requires compliance with certain covenants.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 11% of the Company’s aggregate net assets at June 30, 2006. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at June 30, 2006. On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2006. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, which was filed late with the SEC on August 31, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information commenced by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the fourth quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006.
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
•	Hired a Chief Financial Officer.

•	Implemented more thorough and detailed reviews of financial information.

•	Developed a reporting package that includes interim financial statements, gross margin analysis, sales reports and material non-financial data by subsidiary.

•	Implemented a prescribed timetable for the prompt, regular reconciliations of bank accounts, with the bank reconciliations reviewed by management.

•	The Company no longer maintains offsite inventory as of June 2006.

•	Implementation of additional procedures to ensure that purchase or sale transactions are recorded in the appropriate accounting periods.

•	Regularly update and reconcile the Company’s perpetual inventory records.
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