Form 10-Q
period 2006-09-30
AMERICAN LOCKER GROUP INC
filed 2008-07-25
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,376,657	$1,278,015
Accounts receivable, less allowance for doubtful accounts of $205,000 in 2006 and $120,000 in 2005	3,236,108	3,966,875
Inventories, net	3,474,399	3,066,287
Prepaid expenses	81,716	50,873
Prepaid income taxes	439,838	1,038,729
Deferred income taxes	1,042,617	1,265,684

Total current assets	10,651,335	10,666,463

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,432,196	3,411,817
Machinery and equipment	7,118,392	7,024,835

	11,051,088	10,937,152
Less allowance for depreciation	(6,915,277)	(6,561,552)

Property, plant and equipment, net	4,135,811	4,375,600

Deferred income taxes	38,575	57,326

Total assets	$14,825,721	$15,099,389

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	September 30,	December 31,
	2006	2005

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$148,786	$138,168
Accounts payable	1,547,956	2,296,168
Commissions, salaries, wages and taxes	173,648	159,881
Other accrued expenses	725,555	710,721

Total current liabilities	2,595,945	3,304,938

Long-term liabilities:
Long-term debt	2,064,975	2,178,042
Pension, benefits and other long-term liabilities	842,754	1,144,245

	2,907,729	3,322,287

Total liabilities	5,503,674	6,627,225

Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,740,656 in 2006 and 1,738,146 in 2005, Outstanding shares — 1,548,656 in 2006 and 1,546,146 in 2005	1,740,656	1,738,146
Other capital	141,534	132,071
Retained earnings	9,922,958	9,235,785
Treasury stock at cost (192,000) shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(371,101)	(521,838)

Total stockholders’ equity	9,322,047	8,472,164

Total liabilities and stockholders’ equity	$14,825,721	$15,099,389

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
		(Restated)
	2006	2005

Net Sales	$19,293,216	$25,289,115

Cost of products sold	12,652,235	17,870,227

Gross profit	6,640,981	7,418,888

Asset impairment — goodwill	—	6,155,204
Selling, general and administrative expenses	5,341,049	6,108,405
Restructuring costs	—	1,953,000

	1,299,932	(6,797,721)
Other income (expense):
Interest income	18,986	62,060
Other income (expense) — net	(99,071)	44,232
Interest expense	(139,893)	(280,339)

Total other income (expense)	(219,978)	(174,047)

Income (loss) before income taxes	1,079,954	(6,971,768)
Income tax expense (benefit)	392,781	(332,141)

Net income (loss)	$687,173	$(6,639,627)

Earnings (loss) per share of common stock:
Basic	$0.44	$(4.32)

Diluted	$0.44	$(4.32)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
		(Restated)
	2006	2005

Net Sales	$6,488,683	$6,791,828

Cost of products sold	4,302,091	5,134,719

Gross profit	2,186,592	1,657,109

Asset impairment — goodwill	—	—
Selling, general and administrative expenses	1,916,145	2,015,042
Restructuring costs	—	523,000

	270,447	(880,933)
Other income (expense):
Interest income	8,602	18,346
Other income (expense) — net	(52,256)	15,327
Interest expense	(45,722)	(86,204)

Total other income (expense)	(89,376)	(52,531)

Income (loss) before income taxes	181,071	(933,464)
Income tax expense	60,101	(384,798)

Net income (loss)	$120,970	$(548,666)

Earnings (loss) per share of common stock:
Basic	$0.08	$(0.35)

Diluted	$0.08	$(0.35)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
		(Restated)
	2006	2005

Operating activities
Net (loss) income	$687,173	$(6,639,627)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	313,545	513,151
Asset impairment charge — goodwill	—	6,155,204
Provision for uncollectible accounts	78,000	50,000
Deferred income taxes	301,485	(23,227)
Loss on disposal of assets	—	(374)
Change in assets and liabilities:
Accounts and notes receivable	653,061	819,725
Inventories	(408,023)	2,204,688
Prepaid expenses	(30,818)	43,311
Accounts payable and accrued expenses	(734,018)	(1,494,620)
Pension and other benefits	(276,015)	(86,859)
Income taxes	613,842	(1,175,206)

Net cash provided by operating activities	1,198,232	366,166

Investing activities
Purchase of property, plant and equipment	(73,745)	(387,688)

Net cash used in investing activities	(73,745)	(387,688)

Financing activities
Long-term debt payments	(102,449)	(3,319,438)
Issuance of common stock	11,973	33,750

Net cash used in financing activities	(90,476)	(3,285,688)
Effect of exchange rate changes on cash	64,631	(69,982)

Net (decrease) increase in cash	1,098,642	(3,377,192)
Cash and cash equivalents at beginning of period	1,278,015	5,780,215

Cash and cash equivalents at end of period	$2,376,657	$2,403,023

The accompanying notes are an integral part of these financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

2.	Restatement of Prior Years’ Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended September 30, 2005, management determined that accounting errors, as described below, were included in our previously issued consolidated financial statements for the fiscal years ended December 31, 2003 and 2004, and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These errors were corrected and the restated financial statements were presented, in the Company’s Annual Report on Form 10-K for the 2005 fiscal year. Accordingly, we have restated the September 30, 2005 quarterly consolidated financial statements included herein for comparative purposes to correct the accounting errors described below that were corrected in the Company’s fiscal 2005 audited financial statements. The following table presents the impact of the restatement on the September 30, 2005 net income (loss) and earnings per share:

	For the nine months		For the three months
	ended September 30, 2005		ended September 30, 2005
	Amount	Diluted EPS	Amount	Diluted EPS

Net income, as originally reported	$(6,611,876)	$(4.30)	$(539,318)	$(0.35)
Canadian defined benefit pension plan (2)	(27,751)	(0.02)	(9,348)	(0.01)
Net income, as restated	$(6,639,627)	$(4.32)	$(548,666)	$(0.35)
The following tables present the effects of the adjustment on our previously issued consolidated statement of income for the nine and three months ended September 30, 2005:

	For the nine months ended September 30, 2005
	As
	previously
	reported	Adjustments	As restated

Net sales (1)	$24,758,791	$530,324	$25,289,115

Selling, administrative and general expenses (1) and (2)	$5,550,330	$558,075	$6,108,405

	For the three months ended September 30, 2005
	As
	previously
	reported	Adjustments	As restated

Net sales (1)	$6,612,149	$179,679	$6,791,828

Selling, administrative and general expenses (1) and (2)	1,826,015	189,027	2,015,042

     The errors corrected in the September 30, 2005 consolidated financial statements, as reflected and noted on the table above, are as follows:
(1)	Failure to classify freight billed to customers as revenue and instead classifying it as a reduction of selling, administrative and general expenses. This adjustment had the effect of increasing revenue by $530,324 and $179,679 for the nine months and three months ended September 30, 2005, respectively and reducing selling, general and administrative expenses by a corresponding amount. This adjustment had no effect on net income.

(2)	Failure to recognize the liability for and disclose the existence of the Company’s Canadian defined benefit pension plan. This adjustment had the effect of decreasing net income for the nine months and three months ended September 30, 2005 by $27,751 and $9,348, respectively.
3.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out method for over 50% of the inventories. For the remaining inventories, cost is determined by the first-in, first out method (FIFO). The Company uses the gross profit method to determine cost of sales and inventory for interim periods. Inventory components are estimated based on historical relationships as follows:

	September 30,	December 31,
	2006	2005

Finished goods	$592,497	$610,759
Work-in-process	1,110,933	774,190
Raw materials	1,818,289	1,910,048

	3,521,719	3,294,997

Less allowance to reduce to LIFO basis	(47,320)	(228,710)

	$3,474,399	$3,066,287

4.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate.

In May 2005, the Company received a repatriation dividend from its Canadian operations in the amount of CDN$800,000, an amount equivalent to US$604,000 at the time. This amount is net of Canadian withholding taxes of CDN$40,000.

5.	Stockholders Equity

Changes in stockholders equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in March 2006. On March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735. On June 30, 2006, the Company issued 900 shares to non-employee directors and increasing other capital by $3,600 representing compensation expense of $4,500. On September 30, 2006, the Company issued 840 shares to non-employee directors and increasing other capital by $2,898 representing compensation expense of $3,738.

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

	Nine Months Ended September 30,
		(Restated)
	2006	2005

Net income (loss)	$687,173	$(6,639,627)
Foreign currency translation adjustments	65,678	(83,533)
Minimum pension liability adjustments, net of tax effect of $59,583 in 2006 and $1,236 in 2005	85,059	1,854

Total comprehensive income	$837,910	$(6,721,306)

	Three Months Ended September 30,
		(Restated)
	2006	2005

Net income (loss)	$120,970	$(548,666)
Foreign currency translation adjustments	7,216	9,491
Minimum pension liability adjustments, net of tax effect of $20,139 in 2006 and $412 in 2005	30,209	618

Total comprehensive income	$158,395	$(538,557)

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plan for the nine and three months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
				(Restated)
	2006	2005	2006	2005

Service cost	$22,865	$250,365	$21,899	$24,353
Interest cost	138,283	195,843	43,466	37,675
Expected return on plan assets	(134,151)	(188,091)	(51,735)	(36,064)
Net actuarial loss	22,437	47,094	2,315	—
Amortization or prior service cost	—	14,812	—	—

Net periodic benefit cost	$49,434	$320,023	$15,945	$25,964

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
				(Restated)
	2006	2005	2006	2005

Service cost	$7,622	$83,455	$7,300	$8,118
Interest cost	46,094	65,281	14,489	12,558
Expected return on plan assets	(44,717)	(62,697)	(17,245)	(12,021)
Net actuarial loss	7,479	15,698	771	—
Amortization or prior service cost	—	377	—	—

Net periodic benefit cost	$16,478	$102,114	$5,315	$8,655

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
		(Restated)
	2006	2005

Numerator:
Net income (loss)	$687,173	$(6,639,627)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,546,965	1,538,234
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,546,965	1,538,234

Basic earnings (loss) per common share:
Net income (loss)	$0.44	$(4.32)

Diluted earnings (loss) per common share:
Net income (loss)	$0.44	$(4.32)

	Three Months Ended September 30,
		(Restated)
	2006	2005

Numerator:
Net income (loss)	$120,970	$(548,666)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,547,816	1,546,146
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,547,816	1,546,146

Basic earnings (loss) per common share:
Net income (loss)	$0.08	$(0.35)

Diluted earnings (loss) per common share:
Net income (loss)	$0.08	$(0.35)

The Company had 33,600 stock options outstanding at September 30, 2006, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

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
The following table summarizes restructuring and related costs incurred by the Company in the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Cost of sales:
Equipment depreciation	$—	$92,000
Inventory impairment	—	147,000
Purchase order commitments	—	125,000

Subtotal	—	$364,000

Sales, general and administrative:
Severance	—	$500,000
Leases	—	30,000
Professional fees	—	1,059,000

Subtotal	—	$1,589,000

Total restructuring costs	$—	$1,953,000

	Three Months Ended
	September 30,
	2006	2005
Cost of sales:
Equipment depreciation	$—	$17,000
Inventory impairment	—	—
Purchase order commitments	—	—

Subtotal	—	$17,000

Sales, general and administrative:
Severance	—	$27,000
Leases	—	—
Professional fees	—	479,000

Subtotal	—	$506,000

Total restructuring costs	$—	$523,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2005 to September 30, 2006:

	December 31,	Expense	Payments/	September 30,
	2005		Charges	2006
Purchase order committments	$—	$—	$—	$—
Severance	133,000	—	95,000	38,000
Other	—	—	—	—

Total	$133,000	$—	$95,000	$38,000

12.	Commitments and Contingencies

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
Results of Operations — the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Overall Results and Outlook
The first nine months of 2006 reflect a decline of $5,995,899 to $19,293,216 when compared to net sales of $25,289,115 for the same period of 2005, representing a 23.7% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed below in greater detail. Pre-tax operating results increased to a pre-tax profit of $1,079,954 for the first nine months of 2006 from a reported pre-tax loss of $6,971,768 for the first nine months of 2005. Results for the first nine months of 2005 were negatively impacted by an impairment charge of $6,155,204 related to the write-down of previously recorded goodwill and one-time charge of $1,953,000 for restructuring charges. After tax operating results increased to a reported net profit of $687,173 for the first nine months of 2006 compared to a net loss of $6,639,627 for the first nine months of 2005. Net income per share was $.44 per share on a diluted basis for the first nine months of 2006, up from a net loss per share of $4.32 for the same period in 2005.
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
Net Sales
Consolidated net sales for the nine months ended September 30, 2006 were $19,293,216, a decrease of $5,995,899, or 23.7%, compared to net sales of $25,289,115 for the same period of 2005. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company’s CBU contract with the USPS on May 31, 2005. Total plastic sales for the nine months ended September 31, 2006, including both CBUs and Outdoor Parcel Lockers, were zero compared to $9,025,765 during the same period of 2005. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, for the nine months ended September 30, 2006 were $19,293,216, an increase of $3,029,866, or 18.6%, compared to sales of $16,263,350 for the same period of 2005, due primarily to increased sales of metal postal lockers.

	Nine Months Ended September 30,		Increase
	2006	2005	(decrease)
Plastic Locker Sales	—	9,025,765	—
Metal Locker Products	19,293,216	16,263,350	18.6%
Cost of Products Sold
Cost of products sold for the nine months ended September 30, 2006 was $12,652,235, or 65.6% of net sales, compared to $17,870,227, or 70.7% of net sales for the same period of 2005, a decrease of $5,217,992, or 29.2%. The decreased percentage relates to reduced costs from reduced personnel related expenses as a result of the implementation of the restructuring as well as a favorable shift in sales mix away from the lower margin polycarbonate CBU.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2006 were $5,341,049, or 27.7% of net sales, compared to $6,108,405, or 24.2% of net sales, for the same period of 2005, a decrease of $767,356, or 12.6%. This decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the Company’s restructuring plan.
Restructuring Costs
Restructuring costs for the nine months ended September 30, 2006 were zero compared to $1,953,000 for the same period of 2005. Please refer to Note 11 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the nine months ended September 30, 2006.
Interest Expense
Interest expense for the nine months ended September 30, 2006 was $139,893, a decrease of $140,446, or 50.1%, compared to interest expense of $280,339 for the same period of 2005. The decrease results from lower average outstanding debt during the first nine months of 2006 compared to the same period in 2005 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2006 or 2005. The Company reduced its outstanding debt by $102,449 during the first nine months of 2006 by making its scheduled debt payments.
Income Taxes
For the nine months ended September 30, 2006, the Company recorded an income tax expense of $392,781 compared to an income tax benefit of $332,141 for the same period of 2005. The Company’s effective tax rate on earnings was approximately 36.4% for the first nine months of 2006 and 40.7% in the first nine months of 2005, excluding a 2005 asset impairment charge associated with goodwill. The impairment charge related to the write-off of goodwill in the amount of $6,155,204 is not deductible for income tax reporting purposes because the goodwill was originally recorded as part of a tax-free exchange.
Results of Operations — The Third Quarter of 2006 Compared to the Third Quarter of 2005
Overall Results and Outlook
The third quarter of 2006 reflects a decline in net sales of $303,145 to $6,488,683 when compared to net sales of $6,791,828 for the same period of 2005, representing a 4.5% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed in more detail above. Pre-tax operating results increased to a pre-tax profit of $181,071 for the third quarter of 2006 from a reported pre-tax loss of $933,464 for the third quarter of 2005. Results for the third quarter of 2005 were negatively impacted by a one-time charge of $523,000 for restructuring charges. After-tax operating results increased to a reported net profit of $120,970 for the third quarter of 2006 from a net loss of $548,666 for the third quarter of 2005. Net income per share was $0.08 per share on a diluted basis in the third quarter of 2006, up from a net loss per share of $0.35 for the third quarter of 2005.
Net Sales
Consolidated net sales for the third quarter of 2006 were $6,488,683, a decrease of $303,145, or 4.5%, compared to net sales of $6,791,828 for the same period of 2005. The reported decrease is due primarily to reduced volume of plastic postal products sold after the termination of the Company’s CBU contract with the USPS on May 31, 2005.

Total plastic sales for the third quarter of 2006, including both CBUs and Outdoor Parcel Lockers, were zero compared to $939,289 during the same period of 2005. Sales of Metal Locker Products, which include metal lockers and metal postal products including the aluminum CBUs sold to the private market, for the third quarter of 2006 totaled $6,488,683, an increase of $636,144 or 10.9%, compared to sales of $5,852,539 for the same period of 2005, due primarily to increased sales of metal postal lockers to the private market.

	Three Months Ended September 30,		Increase
	2006	2005	(decrease)
Plastic Locker Sales	$—	$939,289	—
Metal Locker Products	$6,488,683	$5,852,539	10.9%
Cost of Products Sold
Cost of products sold for the third quarter of 2006 was $4,302,091, or 66.3% of net sales, compared to $5,134,719, or 75.6% of net sales, for the same period of 2005, a decrease of $832,628, or 16.2%. The decreased percentage relates to reduced costs from reduced personnel related expenses as a result of the implementation of the restructuring as well as a favorable shift in sales mix away from the lower margin polycarbonate CBU.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the third quarter of 2006 totaled $1,916,145, or 29.5% of net sales, compared to $2,015,042, or 29.7% of net sales, during the same period of 2005, a decrease of $98,897, or 4.9%. This decrease in 2006 was primarily due to a reduction in personnel related expenses as a result of the implementation of the Company’s restructuring plan, partially offset by an increase in legal, accounting and consulting fees related to the fiscal year 2005 audit.
Restructuring Costs
Restructuring costs for the third quarter of 2006 were zero compared to $523,000 for the same period of 2005. Please refer to Note 11 to the Company’s consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the third quarter of 2006.
Interest Expense
Interest expense for the third quarter of 2006 was $45,722 compared to $86,204 for the same period of 2005. The decrease results from lower average outstanding debt during the third quarter of 2006 compared to the same period in 2005 as the Company continues to make payments on its outstanding debt. No new long-term debt was incurred during 2006 or 2005. The Company reduced its outstanding debt by $34,515 during the third quarter of 2006 by making its scheduled debt payments.
Income Taxes
For the third quarter of 2006, the Company recorded an income tax expense of $60,101 compared to an income tax benefit of $384,798 for the same period of 2005. The Company’s effective tax rate on earnings was approximately 33.2% and 41.2% in the third quarter of 2006 and 2005, respectively.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2006	2005
Current Ratio	4.1 to 1	3.2 to 1
Working Capital	$8,055,390	$7,361,525
The increase in working capital of $693,865 relates primarily to the net income for the first nine months of 2006 of $687,173 net of capital expenditures of $73,745.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 11% of the Company’s aggregate net assets at September 30, 2006. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
The Company had an 8.04% fixed interest rate on its outstanding mortgage loan at September 30, 2006. On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.

Item 4.	Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2006. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, which was filed late with the SEC on August 31, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information commenced by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the fourth quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006.
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