Form 10-Q
period 2007-03-31
AMERICAN LOCKER GROUP INC
filed 2008-08-15
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-439
American Locker Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

815 South Main Street, Grapevine, Texas	76051
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
          1,568,516 shares of common stock, par value $1.00, issued and outstanding as of August 14, 2008

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
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position and the results of our operations for the interim periods presented.
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2006 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2007.
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

		(Restated)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,781,204	$2,508,224
Accounts receivable, less allowance for doubtful accounts of approximately $226,000 in 2007 and $198,000 in 2006	2,829,399	2,902,079
Inventories, net	4,042,995	3,387,729
Prepaid expenses	182,181	143,481
Prepaid income taxes	659,781	578,653
Deferred income taxes	934,510	841,689

Total current assets	10,430,070	10,361,855

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,430,540	3,430,162
Machinery and equipment	7,181,305	7,099,249

	11,112,345	11,029,911
Less allowance for depreciation and amortization	(7,051,820)	(6,952,025)

Property, plant and equipment, net	4,060,525	4,077,886

Deferred income taxes	2,278	77,781

Total assets	$14,492,873	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

		(Restated)
	March 31,	December 31,
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$74,960	$152,192
Accounts payable	1,631,508	1,574,098
Commissions, salaries, wages and taxes	290,460	260,862
Other accrued expenses	448,637	420,354

Total current liabilities	2,445,565	2,407,506

Long-term liabilities:
Long-term debt	2,119,047	2,025,850
Pension, benefits and other long-term liabilities	734,914	782,004

	2,853,961	2,807,854

Total liabilities	5,299,526	5,215,360

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,741,516 in 2007 and 2006; Outstanding shares – 1,549,516 in 2007 and 2006	1,741,516	1,741,516
Other capital	144,415	144,415
Retained earnings	9,778,215	9,922,571
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(358,799)	(394,340)

Total stockholders’ equity	9,193,347	9,302,162

Total liabilities and stockholders’ equity	$14,492,873	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
		(Restated)
	2007	2006
Net Sales	$5,095,450	$6,685,257

Cost of products sold	3,272,559	4,313,054

Gross profit	1,822,891	2,372,203

Selling, general and administrative expenses	1,970,330	1,656,513

	(147,439)	715,690

Other income (expense):
Interest income	14,041	3,614
Other income (expense) – net	(28,121)	(481)
Interest expense	(47,386)	(47,799)

Total other income (expense)	(61,466)	(44,666)

Income (loss) before income taxes	(208,905)	671,024

Income tax benefit (expense)	64,549	(247,127)

Net income (loss)	$(144,356)	$423,897

Weighted average common shares:
Basic	1,549,516	1,546,146

Diluted	1,549,516	1,546,146

Earnings (loss) per share of common stock:
Basic	$(0.09)	$0.27

Diluted	$(0.09)	$0.27

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
		(Restated)
	2007	2006
Operating activities
Net income (loss)	$(144,356)	$423,897
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,171	106,153
Provision for uncollectible accounts	24,000	22,000
Deferred income taxes	(11,209)	191,924
Changes in assets and liabilities:
Accounts receivable	4,695	543,258
Inventories	(654,695)	(670,195)
Prepaid expenses	(38,615)	(114,565)
Accounts payable and accrued expenses	85,714	12,235
Pension and other benefits	(44,996)	(72,898)
Income taxes	7,890	508,191

Net cash provided by (used in) operating activities	(681,401)	950,000

Investing activities
Purchase of property, plant and equipment	(72,742)	(36,117)

Net cash used in investing activities	(72,742)	(36,117)

Financing activities
Long-term debt payments	(2,184,035)	(34,123)
Long-term debt borrowings	2,200,000	—
Issuance of common stock	—	3,735

Net cash provided by (used in) financing activities	15,965	(30,388)
Effect of exchange rate changes on cash	11,158	8,247

Net increase (decrease) in cash	(727,020)	891,742
Cash and cash equivalents at beginning of period	2,508,224	1,278,015

Cash and cash equivalents at end of period	$1,781,204	$2,169,757

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. From May 31, 2005 through September 2007, the Company continued selling its aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2006 and 2005, sales to the USPS accounted for 3.2%, and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market in 2006 and 2005 accounted for an additional 35.6%, and 32.5% of the Company’s sales, respectively.

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

The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements. The adoption of the FIFO method did not have a material impact on the Company’s previously reported results of operations for the quarter ended March 31, 2006.

The effect of the change in accounting method on our previously reported consolidated balance sheet for the year ended December 31, 2006 was as follows:

	December 31, 2006
		As Adjusted
	As	for
	Originally	Accounting
	Reported	Change
Consolidated balance sheets
Inventories	$3,340,409	$3,387,729
Retained earnings	9,875,251	9,922,571
3.	Inventories

Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
          Inventories consist of the following:

		(Restated)
	March 31, 2007	December 31, 2006
Finished products	$473,458	$442,777
Work-in-process	1,146,451	1,243,362
Raw materials	2,423,086	1,701,590

Net inventories	$4,042,995	$3,387,729

4.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at March 31, 2007, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.

5.	Stockholders’ Equity

Changes in stockholders’ equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in March 2006. Effective March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(144,356)	$423,897
Foreign currency translation adjustments	28,804	9,802
Minimum pension liability adjustments, net of tax effect of $4,496 in 2007 and $20,803 in 2006	6,737	26,889

Total comprehensive income	$(108,815)	$460,588

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plan for the three month periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Service cost	$7,500	$7,622	$7,214	$7,300

Interest cost	48,000	46,094	13,851	14,489

Expected return on plan assets	(49,500)	(44,717)	(16,668)	(17,245)

Net actuarial loss	2,250	7,479	747	771

Amortization or prior service cost	—	—	—	—

Net periodic benefit cost	$8,250	$16,478	$5,144	$5,316

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005.

For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

8.	Earnings Per Share

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income (loss)	$(144,356)	$423,897

Denominator:
Denominator for basic earnings per share – weighted average shares	1,549,516	1,546,146
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	1,549,516	1,546,146

Basic earnings (loss) per common share:
Net income (loss)	$(0.09)	$0.27

Diluted earnings (loss) per common share:
Net income (loss)	$(0.09)	$0.27

The Company had 31,000 stock options outstanding at March 31, 2007, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

9.	Debt

As discussed in Notes 5 and 19 of the Company’s consolidated financial statements included in the 2006 Annual Report on Form 10-K, on September 4, 2007, the Company received a notice of default and reservation of rights letter from its lender regarding its bank notes as a result of the non-renewal of the Company’s CBU contract with the USPS. After discussions with its lender following the notice of the non-renewal of the USPS contract, the Company agreed to accelerate repayment of its bank notes and has repaid them in full.

On March 5, 2007, the Company entered into a new credit facility with The F&M Bank and Trust Company (“F&M”), which was used to repay the existing mortgage loan. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008. The revolving line of credit matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The revolving line of credit is secured by all accounts receivable, inventory, and equipment. The term loan and the revolving line of credit are secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants.

On July 24, 2008, the Company received a waiver from F&M under its credit facility with respect to, among other things, waiver of any default or event of default arising under the credit facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first and second quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

10.	Restructuring

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

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2006 to March 31, 2007:

	December 31,		Payments/	March 31,
	2006	Expense	Charges	2007
Purchase order commitments	$—	$—	$—	$—
Severance	12,000	—	—	12,000
Other	—	—	—	—

Total	$12,000	$—	$—	$12,000

11.	Commitments and Contingencies

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007 and the impact on the Company’s consolidated financial statements was immaterial.

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. There was no impact on the Company’s consolidated financial statements with respect to the adoption of EITF No. 06-3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact that adoption of SFAS No. 157 may have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2008, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The Company is currently evaluating the impact that adoption of SFAS No. 159 may have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adoption of SFAS No. 141(R) may have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that adoption of SFAS No. 160 may have on its financial statements.
Results of Operations — the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Overall Results and Outlook

Consolidated net sales for the first three months of 2007 reflect a decline of $1,589,807 to $5,095,450 when compared to net sales of $6,685,257 for the same period of 2006, representing a 23.8% decline. This decrease was attributable primarily to the loss of the USPS polycarbonate CBU contract, which is discussed below. Pre-tax operating results decreased to a pre-tax loss of $208,905 for the first three months of 2007 from a pre-tax profit of $671,024 for the first three months of 2006. After-tax operating results decreased to a net loss of $144,356 for the first three months of 2007 compared to a net profit of $423,897 for the first three months of 2006. Net loss was $0.09 per share (basic and diluted) for the first three months of 2007, down from a net income per share of $.27 (basic and diluted) for the same period in 2006.

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

The Company submitted financial and other data as part of its application for the new CBU license program in September 2007 as step one in a multi-stage application process required by the USPS. The Company was notified by the USPS in November 2007 that its application to manufacture the USPS-B-1118 CBU had been rejected. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted the remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. The Company is implementing a series of operational changes to compensate for the loss of revenues from the aluminum CBU, which plan includes reducing administrative expenses, adopting lean manufacturing processes and expanding the Company’s sales efforts and product offerings in its private postal and non-postal markets.

Net Sales

Consolidated net sales for the three months ended March 31, 2007 were $5,095,450, a decrease of $1,589,807, or 23.8%, compared to net sales of $6,685,257 for the same period of 2006. The reported decrease is due primarily to reduced volume of non-postal and postal lockers due to product development and supply chain disruption issues. Sales of non-postal lockers for the three months ended March 31, 2007 were $1,772,322, a decrease of $1,144,677, or 39.2%, compared to sales of $2,916,999 for the same period of 2006. The decrease is due to disruptions in the supply of certain lockers as the Company transitions from Signore, a contract manufacturer, to other contract manufacturers. Sales of postal lockers were $1,349,690 for the three months ended March 31, 2007, a decrease of $305,977, or 18.5%, compared to sales of $1,655,667 for the same period of 2006 due primarily to the lower sales of the Company’s Horizontal 4b+ mailboxes. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007.

	Three Months Ended March 31,		Percentage
	2007	2006	Increase/(Decrease)

Postal Lockers, excluding CBUs	$1,349,690	$1,655,667	(18.5%)
CBUs	1,973,438	2,112,591	(6.6%)
Non-Postal Lockers	1,772,322	2,916,999	(39.2%)
Cost of Products Sold

Cost of products sold for the three month period ended March 31, 2007 was $3,272,559, or 64.2%, of net sales, compared to $4,313,054, or 64.5%, of net sales, for the same period of 2006, a decrease of $1,040,495, or 24.1%. The decreased cost of product sold is primarily attributable to the 23.8% decrease in sales between the three month periods ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2007 were $1,970,330, or 38.7%, of net sales, compared to $1,656,513, or 24.8%, of net sales, for the same period of 2006, an increase of $313,817, or 18.9%. This increase was primarily due to accounting, consulting and legal expenses increasing approximately $189,000 for the three month period ended March 31, 2007, as compared to the same period in 2006. The increased professional fees were expended as part of the Company’s efforts to file the delinquent Form 10-Ks for the years 2005 and 2006. Marketing expenses increased approximately $93,000 from 2006 to 2007.

Interest Expense

Interest expense for the three month period ended March 31, 2007 was $47,386, a decrease of $413, or 0.9%, compared to interest expense of $47,799 for the same period of 2006.

Income Taxes

For the three month period ended March 31, 2007, the Company recorded an income tax benefit of $64,549 compared to an income tax expense of $247,127 for the same period of 2006. The Company’s effective tax rate on earnings was approximately 31% for the first three months of 2007 and 37% for the first three months of 2006. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity are as follows:

	As of	As of
	March 31,	December 31,
	2007	2006
Current Ratio	4.3 to 1	4.3 to 1

Working Capital	$7,984,505	$7,954,349
The increase in working capital of $30,156 relates primarily to the reduction in the current portion of long-term debt of $77,232 as a result of the Company refinancing its mortgage note payable in March 2007.

During 2005 and 2006, the Company was in technical default of its long-term debt agreement with its then primary lender, which default rendered the entire $6,668,596 outstanding principal balance due upon demand. During 2005, the Company repaid $4,352,386 of the outstanding debt and in March 2007, entered into a new long-term debt agreement with The F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008 and matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The revolving line of credit is secured by all accounts receivable, inventory and equipment. The term loan and the revolving line of credit are secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants.

As a result of securing the new credit facility, in March 2007, the Company used the proceeds of the term loan to repay the then existing mortgage. Accordingly, the mortgage note balance outstanding at March 31, 2007 and 2006 is classified as to current and long-term under the respective agreement’s contractual scheduled payment terms.

On July 24, 2008, the Company received a waiver from F&M under its credit facility with respect to, among other things, waiver of any default or event of default arising under the credit facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first and second quarters of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Raw Materials

The Company does not have any long-term commitments for the purchase of raw materials. With respect to its products that use steel and aluminum, the Company expects that any raw material price changes would be reflected in adjusted sales prices. The Company believes that the risk of supply interruptions due to such matters as strikes at the source of supply or to logistics systems is limited. Present sources of supplies and raw materials incorporated into the Company’s products are generally considered to be adequate and are currently available in the marketplace.

Foreign Currency

The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 9% of the Company’s aggregate net assets as of March 31, 2007. Presently, management does not hedge its foreign currency risk.

Interest Rate Risks

On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then-outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2007. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, which was filed late with the SEC on September 4, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the third quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communication dated August 30, 2007 by the Company’s independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company’s internal control over financial reporting:
1)	The Company lacked adequate accounting personnel to oversee the financial accounting and reporting responsibilities of an SEC registrant and maintain internal control over financial reporting to produce financial statements in accordance with U.S. generally accepted accounting principles.

2)	The Company’s independent registered public accounting firm proposed numerous material adjustments as a result of its audit procedures related to the following:
•	Bank account reconciliations were not prepared in a timely manner and the Company’s management did not monitor the timeliness of the reconciliation process.

•	Failure to routinely maintain the Company’s perpetual inventory system. In addition, Company inventory maintained offsite was not reconciled with the general ledger, except annually.

•	Inadequate procedures in place to ensure that purchases or sale transactions are recorded in the appropriate accounting period.

•	Reconciliations of subsidiary ledger systems for various other accounts were not reconciled to the general ledger in a timely manner.

•	Failure to appropriately account for and disclose pension liabilities, which resulted in a restatement to the previously issued financial statements.
3)	The Company has insufficient entity level controls, as defined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to ensure that the Company meets its disclosure and reporting obligations.
Management has endeavored to address the material weaknesses discussed above and is committed to effectively remediating known weaknesses. Although the Company’s remediation efforts with respect to the material weaknesses discussed above are currently on-going, the Company will not consider control weaknesses to be remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that the new controls are operating effectively. However, management has addressed the following items:
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

AMERICAN LOCKER GROUP INCORPORATED
August 15, 2008	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

August 15, 2008	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer