Form 10-Q
period 2007-06-30
AMERICAN LOCKER GROUP INC
filed 2008-08-15
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

		(Restated)
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,544,794	$2,508,224
Accounts receivable, less allowance for doubtful accounts of approximately $254,000 in 2007 and $198,000 in 2006	2,660,084	2,902,079
Inventories, net	3,980,890	3,387,729
Prepaid expenses	169,765	143,481
Prepaid income taxes	648,286	578,653
Deferred income taxes	959,078	841,689

Total current assets	9,962,897	10,361,855

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,585,132	3,430,162
Machinery and equipment	7,378,533	7,099,249

	11,464,165	11,029,911
Less allowance for depreciation and amortization	(7,246,012)	(6,952,025)

Property, plant and equipment, net	4,218,153	4,077,886

Deferred income taxes	17,605	77,781

Total assets	$14,198,655	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

		(Restated)
	June 30,	December 31,
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$82,788	$152,192
Accounts payable	1,507,209	1,574,098
Commissions, salaries, wages and taxes	259,295	260,862
Other accrued expenses	405,669	420,354

Total current liabilities	2,254,961	2,407,506

Long-term liabilities:
Long-term debt	2,099,097	2,025,850
Pension, benefits and other long-term liabilities	620,416	782,004

	2,719,513	2,807,854

Total liabilities	4,974,474	5,215,360

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,741,516 in 2007 and 2006; Outstanding shares — 1,549,516 in 2007 and 2006	1,741,516	1,741,516
Other capital	144,415	144,415
Retained earnings	9,710,712	9,922,571
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(260,462)	(394,340)

Total stockholders’ equity	9,224,181	9,302,162

Total liabilities and stockholders’ equity	$14,198,655	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
		(Restated)
	2007	2006

Net Sales	$10,871,847	$12,804,533

Cost of products sold	7,428,006	8,350,145

Gross profit	3,443,841	4,454,388

Selling, general and administrative expenses	3,647,696	3,424,905

	(203,855)	1,029,483
Other income (expense):
Interest income	30,601	10,384
Other income (expense) — net	(38,553)	(46,814)
Interest expense	(96,616)	(94,171)

Total other income (expense)	(104,568)	(130,601)

Income (loss) before income taxes	(308,423)	898,882
Income tax benefit (expense)	96,564	(332,679)

Net income (loss)	$(211,859)	$566,203

Weighted average common shares:
Basic	1,549,516	1,546,533

Diluted	1,549,516	1,546,533

Earnings (loss) per share of common stock:
Basic	$(0.14)	$0.37

Diluted	$(0.14)	$0.37

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
		(Restated)
	2007	2006

Net Sales	$5,776,397	$6,119,276

Cost of products sold	4,155,447	4,037,090

Gross profit	1,620,950	2,082,186

Selling, general and administrative expenses	1,677,366	1,768,392

	(56,416)	313,794

Other income (expense):
Interest income	16,560	6,770
Other income (expense) — net	(10,432)	(46,334)
Interest expense	(49,230)	(46,372)

Total other income (expense)	(43,102)	(85,936)

Income (loss) before income taxes	(99,518)	227,858
Income tax benefit (expense)	32,015	(85,552)

Net income (loss)	$(67,503)	$142,306

Weighted average common shares:
Basic	1,549,516	1,546,916

Diluted	1,549,516	1,546,916

Earnings (loss) per share of common stock:
Basic	$(0.04)	$0.09

Diluted	$(0.04)	$0.09

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
		(Restated)
	2007	2006

Operating activities
Net income (loss)	$(211,859)	$566,203
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,900	206,842
Provision for uncollectible accounts	50,000	44,000
Deferred income taxes	(43,843)	228,040
Changes in assets and liabilities:
Accounts receivable	197,737	1,065,295
Inventories	(587,160)	(835,865)
Prepaid expenses	(24,776)	(87,539)
Accounts payable and accrued expenses	(180,651)	(829,000)
Pension and other benefits	(154,246)	(145,541)
Income taxes	24,532	588,661

Net cash provided by (used in) operating activities	(748,366)	801,096

Investing activities
Purchase of property, plant and equipment	(321,346)	(49,016)

Net cash used in investing activities	(321,346)	(49,016)

Financing activities
Long-term debt payments	(2,196,157)	(67,934)
Long-term debt borrowings	2,200,000	—
Issuance of common stock	—	8,235

Net cash provided by (used in) financing activities	3,843	(59,699)

Effect of exchange rate changes on cash	102,439	57,200

Net increase (decrease) in cash	(963,430)	749,581
Cash and cash equivalents at beginning of period	2,508,224	1,278,015

Cash and cash equivalents at end of period	1,544,794	2,027,596

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

On February 8, 2005, the Company announced that it was notified that its contract with the USPS for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. From May 31, 2005 through September 2007, the Company continued selling its aluminum CBU model (Model E) to the private market. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2006 and 2005, sales to the USPS accounted for 3.2% and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market in 2006 and 2005 accounted for an additional 35.6% and 32.5% of the Company’s sales, respectively.

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

The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements. The adoption of the FIFO method did not have a material impact on the Company’s previously stated results of operations for the three and six months ended June 30, 2006.
The effect of the change in accounting method on our previously reported consolidated balance sheet for the year ended December 31, 2006 was as follows:

	December 31, 2006
	As	As Adjusted for
	Originally Reported	Accounting Change
Consolidated balance sheets
Inventories	$3,340,409	$3,387,729
Retained earnings	9,875,251	9,922,571
3. Inventories
Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first out method (FIFO).

Inventories consist of the following:

		(Restated)
	June 30, 2007	December 31, 2006
Finished products	$377,780	$442,777
Work-in-process	1,237,954	1,243,362
Raw materials	2,365,156	1,701,590

Net inventories	$3,980,890	$3,387,729

4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at June 30, 2007, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest related to uncertain tax positions had been accrued.
5. Stockholders’ Equity
Changes in stockholders’ equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in 2006. Effective March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735. On June 30, 2006, the Company issued 900 common shares to non-employee directors increasing other capital by $3,600 representing compensation expense of $4,500.
6. Comprehensive Income (Loss)
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
	2007	2006

Net income (loss)	$(211,859)	$566,203
Foreign currency translation adjustments	127,870	58,462
Minimum pension liability adjustments, net of tax effect of $4,009 in 2007 and $39,444 in 2006	6,008	54,850

Total comprehensive income (loss)	$(77,981)	$679,515

	Three Months Ended June 30,
	2007	2006

Net income (loss)	$(67,503)	$142,306
Foreign currency translation adjustments	99,066	48,660
Minimum pension liability adjustments, net of tax effect of $487 in 2007 and $18,641 in 2006	(729)	27,961

Total comprehensive income	$30,834	$218,927

7. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the six and three month periods ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Service cost	$15,000	$15,244	$14,904	$14,600
Interest cost	96,000	92,188	28,616	28,978
Expected return on plan assets	(99,000)	(89,434)	(34,436)	(34,490)
Net actuarial loss	4,500	14,958	1,543	1,542

Net periodic benefit cost	$16,500	$32,956	$10,627	$10,630

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Service cost	$7,500	$7,622	$7,690	$7,300
Interest cost	48,000	46,094	14,765	14,489
Expected return on plan assets	(49,500)	(44,717)	(17,768)	(17,245)
Net actuarial loss	2,250	7,479	796	771

Net periodic benefit cost	$8,250	$16,478	$5,483	$5,315

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

8. Earnings Per Share

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2007	2006

Numerator:
Net income (loss)	$(211,859)	$566,203

Denominator:
Denominator for basic earnings per share — weighted average shares	1,549,516	1,546,533
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,549,516	1,546,533

Basic earnings (loss) per common share:
Net income (loss)	$(.14)	$0.37

Diluted earnings (loss) per common share:
Net income (loss)	$(.14)	$0.37

	Three Months Ended June 30,
	2007	2006

Numerator:
Net income (loss)	$(67,503)	$142,306

Denominator:
Denominator for basic earnings per share — weighted average shares	1,549,516	1,546,916
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,549,516	1,546,916

Basic earnings (loss) per common share:
Net income (loss)	$(0.04)	$0.09

Diluted earnings (loss) per common share:
Net income (loss)	$(0.04)	$0.09

The Company had 31,000 stock options outstanding at June 30, 2007, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.

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
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2006 to June 30, 2007:

	December 31,		Payments/	June 30,
	2006	Expense	Charges	2007

Purchase order commitments	$—	$—	$—	$—
Severance	12,000	—	—	12,000
Other	—	—	—	—

Total	$12,000	$—	$—	$12,000

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2007, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The Company is currently evaluating the impact that adoption of SFAS No. 159 may have on its financial statements.

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
Results of Operations — the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Overall Results and Outlook
Consolidated net sales for the first six months of 2007 decreased $1,932,686 to $10,871,847 when compared to net sales of $12,804,533 for the same period of 2006, representing a 15.1% decline. This decrease was attributable primarily to reduced volume of non-postal and postal lockers due to product development and supply chain disruption issues, which are discussed below. Pre-tax operating results decreased to a pre-tax loss of $308,423 for the first six months of 2007 from a reported pre-tax profit of $898,882 for the first six months of 2006. After-tax operating results decreased to a net loss of $211,859 for the first six months of 2007 compared to a net income of $566,203 for the first six months of 2006. Net loss (basic and diluted) was $.14 per share for the first six months of 2007, down from a net income per share (basic and diluted) of $0.37 for the same period in 2006.
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
The Company submitted financial and other data as part of its application for the new CBU license program in September 2007 as step one in a multi-stage application process required by the USPS. The Company was notified by the USPS in November 2007 that its application to manufacture the USPS-B-1118 CBU had been rejected. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted the remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. The Company is implementing a series of operational changes to compensate for the loss of revenues from the aluminum CBU, which plan includes reducing administrative expenses, adopting of lean manufacturing processes and expanding the Company’s sales efforts and product offerings in its private postal and non-postal markets.
Net Sales
Consolidated net sales for the six months ended June 30, 2007 were $10,871,847, a decrease of $1,932,686, or 15.1% compared to net sales of $12,804,533 for the same period of 2006. The reported decrease is due primarily to reduced volume of non-postal and postal lockers due to product development and supply chain disruption issues. Sales of non-postal lockers for the six months ended June 30,

2007 were $4,080,347, a decrease of $1,176,984 or 22.4%, compared to sales of $5,257,331 for the same period of 2006. The decrease is due to disruptions in the supply of certain lockers during the first three months of 2007 as the Company transitioned from Signore, a contract manufacturer, to other contract manufacturers. Sales of postal lockers were $2,709,020 for the six months ended June 30, 2007, a decrease of $428,778, or 13.7%, compared to sales of $3,137,798 for the same period of 2006 due primarily to the lower sales of the Company’s private use and vertical style mailboxes.

	Six Months Ended June 30,		Percentage
	2007	2006	Increase/(Decrease)
Postal Lockers, excluding CBUs	2,709,020	3,137,798	(13.7%)
CBUs	4,082,480	4,409,404	(7.4%)
Non-Postal Lockers	4,080,347	5,257,331	(22.4%)
Cost of Products Sold
Cost of products sold for the six months ended June 30, 2007 was $7,428,006, or 68.4% of net sales compared to $8,350,145, or 65.2% of net sales for the same period of 2006, a decrease of $922,139, or 11%. The decrease in gross margin is primarily due to higher raw material prices as well as a change in sales mix away from more profitable non-postal lockers to postal lockers and CBUs. The decreased cost of product sold is primarily attributable to the 15.1% decrease in sales between the six month periods ended June 30, 2007 and 2006, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six month period ended June 30, 2007 were $3,647,696, or 33.6% of net sales, compared to $3,424,905, or 26.7%, of net sales, for the same period of 2006, an increase of $222,791, or 6.5%. This increase in 2007 was primarily due to marketing expenses increasing approximately $150,000 for the six month period ended June 30, 2007 as compared to the same period of 2006.
Interest Expense
Interest expense for the six month period ended June 30, 2007 was $96,616, an increase of $2,445, or 2.6%, compared to interest expense of $94,171 for the same period of 2006.
Income Taxes
For the six month period ended June 30, 2007, the Company recorded an income tax benefit of $96,564 compared to an income tax expense of $332,679 for the same period of 2006. The Company’s effective tax rate on earnings was approximately 31% for the first six months of 2007 and 37% for the first six months of 2006. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates.
Results of Operations — The Second Quarter of 2007 Compared to the Second Quarter of 2006
Overall Results and Outlook
Consolidated net sales for the second quarter of 2007 reflect a decline in net sales of $342,879 to $5,776,397 when compared to net sales of $6,119,276 for the same period of 2006, representing a 5.6% decline. This decrease was attributable primarily to the loss of the USPS contract, which is discussed in more detail above. Pre-tax operating results decreased to a pre-tax loss of $99,518 for the second quarter of 2007 from a reported pre-tax profit of $227,858 for the second quarter of 2006. After-tax operating results decreased to a reported net loss of $67,503 for the second quarter of 2007 from a net income of $142,306 for the second quarter of 2006. Net loss per share was $0.04 per share (basic and diluted) in the second quarter of 2007, down from a net income per share (basic and diluted) of $0.09 for the second quarter of 2006.
Net Sales
Consolidated net sales for the second quarter of 2007 were $5,776,397, a decrease of $342,879, or 5.6%, compared to net sales of $6,119,276 for the same period of 2006. The reported decrease is due primarily to reduced sales of postal lockers and CBUs.

	Three Months Ended June 30,		Percentage
	2007	2006	Increase/(Decrease)
Postal Lockers, excluding CBUs	$1,359,330	$1,482,131	(8.3%)
CBUs	2,109,042	2,296,813	(8.2%)
Non-Postal Lockers	2,308,025	2,340,332	(1.4%)
Cost of Products Sold
Cost of products sold for the second quarter of 2007 was $4,155,447, or 71.9% of net sales, compared to $4,037,090, or 66.0% of net sales, for the same period of 2006, a decrease of $118,357, or 2.9%. The decrease in gross margin is primarily due to higher raw material prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the second quarter of 2007 totaled $1,677,366 or 29% of net sales, compared to $1,768,392, or 28.9% during the same period of 2006, a decrease of $91,026, or 5.1%.
Interest Expense
Interest expense for the second quarter of 2007 was $49,230 compared to $46,372 for the same period of 2006.
Income Taxes
For the second quarter of 2007, the Company recorded an income tax benefit of $32,015 compared to tax expense of $85,552 for the same period of 2006. The Company’s effective tax rate on earnings was approximately 32.1% and 37.5% in the second quarter of 2007 and 2006, respectively. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity are as follows:

	As of June 30,	As of December 31,
	2007	2006
Current Ratio	4.4 to 1	4.3 to 1
Working Capital	$7,707,936	$7,954,359
The decrease in working capital of $246,413 relates primarily to the net loss for the first six months of 2007 of $211,859.
During 2005 and 2006, the Company was in technical default of its long-term debt agreement with its then primary lender, which default rendered the entire $6,668,596 outstanding principal balance due upon demand. During 2005, the Company repaid $4,352,386 of the outstanding debt and in March 2007, entered into a new long-term debt agreement with The F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008 and matures on March 5, 2009. The term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The revolving line of credit is secured by all accounts receivable, inventory and equipment. The term loan and revolving line of credit are both secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants.
As a result of securing the new credit facility in March 2007, the Company used the proceeds of the term loan to repay the then existing mortgage. Accordingly, the mortgage note balance outstanding at June 30, 2007 and 2006 is classified as to current and long-term under the respective agreement’s contractual scheduled payment terms.

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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 9.1% of the Company’s aggregate net assets as of June 30, 2007. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then-outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2007. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, which was filed late with the SEC on September 4, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the fourth quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007.
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