Form 10-Q
period 2008-03-31
AMERICAN LOCKER GROUP INC
filed 2008-08-18
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
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
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2007 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2008.
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008 (Unaudited)	2007

Assets
Current assets:
Cash and cash equivalents	$1,012,772	$1,561,951
Accounts receivable, less allowance for doubtful accounts of approximately $232,000 in 2008 and $233,000 in 2007	1,489,049	1,568,464
Inventories, net	3,032,527	3,060,341
Prepaid expenses	238,184	223,068
Prepaid income taxes	30,361	44,467
Deferred income taxes	967,575	987,538

Total current assets	6,770,468	7,445,829

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,507,790	3,509,891
Machinery and equipment	8,084,060	8,045,859

	12,092,350	12,056,250
Less allowance for depreciation and amortization	7,589,572	7,543,465

	4,502,778	4,512,785

Deferred income taxes	460,505	457,428

	460,505	457,428

Total assets	$11,733,751	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2008 (Unaudited)	2007
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$250,804	$—
Current portion of long-term debt	150,003	96,530
Accounts payable	1,132,226	1,236,316
Commissions, salaries, wages and taxes	248,149	285,759
Other accrued expenses	555,434	509,098

Total current liabilities	2,336,616	2,127,703

Long-term liabilities:
Long-term debt	1,966,631	2,047,235
Pension, benefits and other long-term liabilities	414,796	482,943

	2,381,427	2,530,178

Total liabilities	4,718,043	4,657,881

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,760,516 in 2008 and 1,741,516 in 2007; Outstanding shares — 1,568,516 in 2008 and 1,549,516 in 2007	1,760,516	1,741,516
Other capital	218,324	184,988
Retained earnings	7,284,931	8,018,454
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(136,063)	(74,797)

Total stockholders’ equity	7,015,708	7,758,161

Total liabilities and stockholders’ equity	$11,733,751	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Sales	$3,521,548	$5,095,450

Cost of products sold	2,701,882	3,272,559

Gross profit	819,666	1,822,891

Selling, general and administrative expenses	1,529,765	1,970,330

	(710,099)	(147,439)

Other income (expense):
Interest income	7,007	14,041
Other income (expense) — net	(5,106)	(28,121)
Interest expense	(38,544)	(47,386)

Total other income (expense)	(36,643)	(61,466)

Loss before income taxes	(746,742)	(208,905)
Income tax benefit	13,219	64,549

Net loss	$(733,523)	$(144,356)

Weighted average common shares:
Basic	1,550,351	1,549,516

Diluted	1,550,351	1,549,516

Loss per share of common stock:
Basic	$(0.47)	$(0.09)

Diluted	$(0.47)	$(0.09)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net loss	$(733,523)	$(144,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	109,158	90,171
Loss on disposal of property, plant and equipment	(1,623)	—
Provision for uncollectible accounts	(495)	24,000
Equity based compensation	52,336	—
Deferred income taxes	18,585	(11,209)
Changes in assets and liabilities:
Accounts receivable	15,184	4,695
Inventories	23,293	(654,695)
Prepaid expenses	(15,558)	(38,615)
Accounts payable and accrued expenses	(33,190)	85,714
Pension and other benefits	(72,834)	(44,996)
Income taxes	13,025	7,890

Net cash used in operating activities	(625,642)	(681,401)

Investing activities
Proceeds from sale of property, plant and equipment	8,000	—
Purchase of property, plant and equipment	(106,697)	(72,742)

Net cash used in investing activities	(98,697)	(72,742)

Financing activities
Long-term debt payments	(27,131)	(2,184,035)
Borrowings under line of credit	250,804	—
Long-term debt borrowings	—	2,200,000

Net cash provided by financing activities	223,673	15,965
Effect of exchange rate changes on cash	(48,513)	11,158

Net increase (decrease) in cash	(549,179)	(727,020)
Cash and cash equivalents at beginning of period	1,561,951	2,508,224

Cash and cash equivalents at end of period	$1,012,772	$1,781,204

Supplemental cash flow information
Cash paid for:
Interest	$40,348	$47,376

Income taxes	$—	$2,350

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
The consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. Sales of the current model polycarbonate and aluminum CBUs to the private market in 2007 and 2006 accounted for 28.4%, and 35.6% of the Company’s sales, respectively.
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
2. Inventories
Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
          Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished products	$279,089	$333,653
Work-in-process	1,245,002	898,620
Raw materials	1,508,436	1,828,068

Net inventories	$3,032,527	$3,060,341

On January 1, 2007, the Company changed the method of accounting for inventories from a combination of the use of FIFO and LIFO methods to the FIFO method. The change is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet, provides uniformity across operations with the respect to the method of inventory accounting, and reduces complexity in accounting for inventories. The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error

Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements.
3. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $233,000. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at March 31, 2008, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2008, no interest related to uncertain tax positions had been accrued.
4. Stockholders’ Equity
Changes in stockholders’ equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in 2008. Effective March 27, 2008, the Company issued 19,000 shares of common stock to non-employee directors and increased other capital by $45,600 representing compensation expense of $64,600. In addition, the Company also recorded an adjustment to estimated stock options compensation expense resulting in a benefit of $12,264 related to the forfeiture of 24,000 stock options by former employees. This benefit was recorded as a decrease to other capital of $12,264.
5. Comprehensive Income (Loss)
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
	2008	2007

Net loss	$(733,523)	$(144,356)
Foreign currency translation adjustments	(68,299)	28,804
Minimum pension liability adjustments, net of tax effect of $4,689 in 2008 and $4,496 in 2007	7,033	6,737

Total comprehensive income	$(794,789)	$(108,815)

6. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007

Service cost	$5,250	$7,500	$8,890	$7,214
Interest cost	48,500	48,000	16,535	13,851
Expected return on plan assets	(49,250)	(49,500)	(20,943)	(16,668)
Net actuarial loss	—	2,250	2,515	747
Amortization or prior service cost	—	—	—	—

Net periodic benefit cost	$4,500	$8,250	$6,997	$5,144

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005.
For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

7. Earnings Per Share
The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2008	2007

Numerator:
Net loss	$(733,523)	$(144,356)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,550,351	1,549,516
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,550,351	1,549,516

Basic loss per common share:
Net loss	$(0.47)	$(0.09)

Diluted loss per common share:
Net loss	$(0.47)	$(0.09)

The Company had 40,000 stock options outstanding at March 31, 2008, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
8. Debt
As discussed in Note 5 of the Company’s consolidated financial statements included in the 2007 Annual Report on Form 10-K, filed on June 19, 2008, the Company received a notice of default and reservation of rights letter from its previous lender regarding its bank notes as a result of the non-renewal of the Company’s CBU contract with the USPS.
On March 5, 2007, the Company entered into a new credit facility with The F&M Bank and Trust Company (“F&M”), which was used to repay the previous mortgage loan. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008. The revolving line of credit matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The revolving line of credit is secured by all accounts receivable, inventory, and equipment. The term loan and the revolving line of credit are secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants.
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
9. Commitments and Contingencies
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157; “Fair Value Measurements” (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2007, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company adopted SFAS No. 159 as of January 1, 2008. Adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
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
In May 2008 FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the consolidated financial statements.
Results of Operations — the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Overall Results and Outlook
Consolidated net sales for the first three months of 2008 reflect a decline of $1,573,902 to $3,521,548 when compared to net sales of $5,095,450 for the same period of 2007, representing a 30.9% decline. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which is discussed below. Net sales excluding CBUs for the first three months of 2008 reflect an increase of $391,459 to $3,513,471 when compared to net sales of $3,122,012 for the same period of 2007, representing a 12.5% increase. Pre-tax operating results decreased to a pre-tax loss of $746,742 for the first three months of 2008 from a pre-tax loss of $208,905 for the first three months of 2007. After-tax operating results decreased to a net loss of $733,523 for the first three months of 2008 compared to a net loss of $144,356 for the first three months of 2007. Net loss was $.47 per share (basic and diluted) for the first three months of 2008, down from a net loss of $.09 per share (basic and diluted) for the same period in 2007.
      Non-Renewal of USPS Contract and Other Events
On May 8, 2007, the USPS notified the Company that the Technical Data Package for the USPS’s new generation USPS-B-1118 CBU was available, and by prior agreement, the Company would be permitted to manufacture and sell the current CBU version for only four more months terminating on September 8, 2007. Sales of the current model aluminum CBUs to the private market accounted for an additional 28.4% and 35.6% of the Company’s sales in 2007 and 2006, respectively. The Company continued to sell existing inventories of the Model E CBU through September 2007. After September 2007, the Company’s revenues have been adversely affected by this decertification.
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
      Net Sales
Consolidated net sales for the three months ended March 31, 2008 were $3,521,548, a decrease of $1,573,902, or 30.9%, compared to net sales of $5,095,450 for the same period of 2007. The reported decrease is due primarily to reduced volume of the model E CBU as a result of its decertification by the USPS. Net sales excluding CBUs for the first three months of 2008 reflect an increase of $391,459 to $3,513,471 when compared to net sales of $3,122,012 for the same period of 2007, representing a 12.5% increase. Sales of postal lockers were $1,227,070 for the three months ended March 31, 2008, a decrease of $122,620, or 9.1%, compared to sales of $1,349,690 for the same period of 2007 due primarily to the lower sales of the Company’s Horizontal 4b+ mailboxes. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007 and the Company is working to replace lost Horizontal 4b+ sales with the replacement Horizontal 4c. Sales of non-postal lockers for the three months ended March 31, 2008 were $2,286,401, an increase of $514,079, or 29%, compared to sales of $1,772,322 for the same period of 2007. The increase is due primarily to increased sales at the Company’s Canadian Locker subsidiary in the local currency coupled with favorable Canadian exchange rates. Additionally, non-postal locker sales increases were also due to increased sales of the Mini-Check and laptop locker sales.

	Three Months Ended March 31,		Percentage Increase/
	2008	2007	(Decrease)
Postal Lockers, excluding CBUs	$1,227,070	$1,349,690	(9.1%)
Non-Postal Lockers	2,286,401	1,772,322	29%

Total Non-CBU	$3,513,471	$3,122,012	12.5%

CBUs	8,077	1,973,438	(99.6%)

Total Net Sales	$3,521,548	$5,095,450	(30.9%)
     Cost of Products Sold
Cost of products sold for the three months ended March 31, 2008 was $2,701,882, or 76.7% of net sales, compared to $3,272,559, or 64.2% of net sales, for the same period of 2007, a decrease of $570,677, or 17.4%. The increase in the cost of sales as a percentage of sales was primarily due to the underutilization of the Company’s Grapevine, Texas manufacturing plant as a result of the Model E CBU’s decertification. This resulted in fixed overhead being under-absorbed and increasing period costs. Additionally, the Company recorded a provision for excess obsolete inventory of $42,351 for the three month period ended March 31, 2008.
     Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,529,765, or 43.4%, of net sales, compared to 1,970,330, or 38.7%, of net sales for the same period of 2007, a decrease of $440,565, or 22.4%. This decrease was due to consulting expenses decreasing approximately $117,000 for the three month period ended March 31, 2008, as compared to the same period in 2007. The consulting fees were expended in 2007 as part of the Company’s efforts to file the delinquent Form 10-Ks for the years 2005 and 2006. Freight expenses decreased approximately $96,000 for the three month period ended March 31, 2008, as compared to the same period in 2007, as a result of the decreased net sales. Marketing expenses decreased approximately $67,000 from 2007 to 2008.
     Interest Expense
Interest expense for the three month period ended March 31, 2008 was $38,544, a decrease of $8,842, or 18.7%, compared to interest expense of $47,386 for the same period of 2007.
     Income Taxes
For the three month period ended March 31, 2008, the Company recorded an income tax benefit of $13,219 compared to $64,549 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 2% for the first three months of 2008 and 31% for the first three months of 2007. The effective tax rate for the first quarter of 2008 was lower than the U.S Federal statutory tax rate primarily due to a change is the valuation allowance of approximately $233,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity are as follows:

	As of March 31,	As of December 31,
	2008	2007
Current Ratio	2.9 to 1	3.5 to 1
Working Capital	$4,433,852	$5,318,126
The decrease in working capital of $884,274 results primarily from the Company’s net loss of $733,523.
Prior to March 5, 2007, the Company was in technical default of its long-term debt agreement with its then primary lender, rendering the entire outstanding principal balance due upon demand. On March 5, 2007, the Company entered into a new long-term debt agreement with The F&M Bank and Trust Company. The new credit facility consists of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan bears interest at prime plus 75 basis points (0.75%). The revolving line of credit was renewed on March 5, 2008 and matures on March 5, 2009 and the term loan matures on March 5, 2012. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The revolving line of credit is secured by all accounts receivable, inventory and equipment. The term loan is secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants.
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
     Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 13.8% of the Company’s aggregate net assets as of March 31, 2008. Presently, management does not hedge its foreign currency risk.
     Interest Rate Risks
On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then-outstanding mortgage balance, and a $750,000 revolving line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2008. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, which was filed late with the SEC on June 19, 2008. A number of material weaknesses were identified in Item 9A(T) of that Form 10-K.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communication dated June 19, 2008 by the Company’s independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company’s internal control over financial reporting:
Material weaknesses previously identified as of December 31, 2006 that continue to exist as of December 31, 2007:
•	Perpetual Inventory System — The Company’s 2006 Annual Report on Form 10-K reported a material weakness due to the Company’s failure to routinely maintain the Company’s perpetual inventory system. As a result of this failure, the Company’s independent registered public accounting firm proposed numerous material adjustments in the Company’s financial statements as of and for the year ended December 31, 2006. Although the Company’s independent registered public accounting firm did not propose any material adjustments in 2007 related to this weakness, the Company was required to record adjustments as part of their annual closing process to adjust the perpetual inventory to the amounts determined by the Company’s physical count. Effective controls were not maintained to ensure that the Company’s inventory systems completely and accurately processed and accounted for inventory movements on an interim basis within the Company’s manufacturing facilities and adjustments were necessary to adjust interim financial statements. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.
•	Entity Level Controls — The Company’s 2006 Annual Report on Form 10-K identified a material weakness due to the Company’s insufficient entity level controls, as defined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to ensure that the Company meets it disclosure and reporting obligations. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties without the oversight of the board of directors or audit committee that allowed for the creation, review, approval and processing of financial data and authorization for the preparation of consolidation schedules and resulting financial statements without independent review. Certain documents lacked physical documentation of management review and approval where such review and approval was required. Additionally, due to the dynamic and evolving nature of our business, the Company lacked sufficiently documented policies and procedures reflecting management’s expectations. While this control deficiency did not result in audit adjustments in 2007, if not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.
Material weakness initially identified as of December 31, 2007:
•	Information Technology — The Company did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties amongst personnel and to ensure that unauthorized individuals did not have access to add or change key financial data. Additionally, the Company lacked adequate personnel with relevant expertise to maintain effective controls over information technology. Although the Company did not find any instances of unauthorized transactions in fiscal 2007, it is reasonably possible that our consolidated financial statements will contain a material misstatement if this deficiency is not remediated.
•	Timeliness of Financial Reporting — The Company did not maintain adequate staffing levels throughout 2007 to rebuild its accounting function and file in a timely manner the large number of delinquent interim and annual reports that existed during that time. Additionally, the Company did not maintain effective written policies, procedures and documentation to ensure the timely filing of required interim and annual financial reports with the SEC. The Company relocated its headquarters from Jamestown, New York to Grapevine, Texas in mid-2005. As a result of this relocation, the Company experienced the turnover of its’ entire accounting department. The rebuilding of the accounting function has taken longer than anticipated due to the lack of sufficient written policies and procedures and inadequate staffing levels that existed during 2007 as noted above. As a consequence of the foregoing, the Company has been unable to file its required interim and annual reports with the SEC in a timely manner.

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
Actions implemented or initiated in 2008 to address the material weaknesses described above that existed as of December 31, 2007:
•	Actions to strengthen controls over the Company’s perpetual inventory include: (i) appointing a Manager of Supply Chain with responsibility for day-to-day oversight of inventory control; (ii) reorganizing and restructuring the inventory control function; (iii) implementing new policies and procedures related to cycle counting, including performing root cause analysis of discrepancies; (iv) implementing new policies and procedures to ensure inventory movements are completely and accurately processed in a timely manner; and (v) detailed reviewing of bills of materials by personnel possessing relevant expertise to ensure the accuracy of information contained therein.
•	Actions to strengthen the Company’s entity level controls include: (i) reducing the scope of duties of key accounting and financial personnel so that the person creating and processing financial data is separate from the person performing the review and approval of the same financial data; (ii) requiring the physical sign-off of accounting and financial personnel on review and approval of documents where such review and approval is required; (iii) developing written documentation of policies and procedures to document management’s expectations; and (iv) requiring key employees to periodically certify their compliance with the Company’s code of conduct.
•	Actions to strengthen controls over the Company’s information technologies include: (i) the Company has replaced its information technology personnel with persons possessing relevant expertise to maintain control over information technology; (ii) information technology systems will be configured to ensure appropriate access controls; and (iii) key financial reporting systems will be configured to ensure unauthorized individuals do not have access to add or change key financial data.
•	Actions to strengthen controls over financial reporting to ensure the timely filing of required interim and annual financial reporting with the SEC include; (i) effective written policies and procedures to ensure the timely close of the financial reporting process are being developed; (ii) the change in accounting principles from LIFO to FIFO will eliminate the time required to calculate the LIFO reserve; (iii) the reduction of outsourced manufacturing activities will reduce the time and complexity of the procedures performed to ensure that purchase and sales transactions are recorded in the appropriate accounting period; and (iv) the filing of late interim and annual financial reports with the SEC will reduce time spent by accounting and finance personnel on these matters.

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