Form 10-Q
period 2008-06-30
AMERICAN LOCKER GROUP INC
filed 2008-09-12
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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
1,568,516 shares of common stock, par value $1.00, issued and outstanding as of September 10, 2008

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, potential condemnation proceedings, competition, new product development, liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008 (Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$788,712	$1,561,951
Accounts receivable, less allowance for doubtful accounts of approximately $232,000 in 2008 and $233,000 in 2007	1,840,781	1,568,464
Inventories, net	2,910,114	3,060,341
Prepaid expenses	214,824	223,068
Prepaid income taxes	53,496	44,467
Deferred income taxes	963,922	987,538

Total current assets	6,771,849	7,445,829

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,509,891	3,509,891
Machinery and equipment	7,885,070	8,045,859

	11,895,461	12,056,250
Less allowance for depreciation and amortization	(7,562,441)	(7,543,465)

	4,333,020	4,512,785

Deferred income taxes	482,814	457,428

Total assets	$11,587,683	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2008 (Unaudited)	2007
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$450,804	$—
Current portion of long-term debt	154,255	96,530
Accounts payable	1,548,228	1,236,316
Commissions, salaries, wages and taxes	230,097	285,759
Other accrued expenses	597,529	509,098

Total current liabilities	2,980,913	2,127,703

Long-term liabilities:
Long-term debt	1,927,233	2,047,235
Pension, benefits and other long-term liabilities	394,051	482,943

	2,321,284	2,530,178

Total liabilities	5,302,197	4,657,881

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares - 4,000,000
Issued shares - 1,760,516 in 2008 and 1,741,516 in 2007; Outstanding shares - 1,568,516 in 2008 and 1,549,516 in 2007	1,760,516	1,741,516
Other capital	223,608	184,988
Retained earnings	6,536,185	8,018,454
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(122,823)	(74,797)

Total stockholders’ equity	6,285,486	7,758,161

Total liabilities and stockholders’ equity	11,587,683	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net Sales	$7,433,512	$10,871,847

Cost of products sold	5,549,345	7,428,006

Gross profit	1,884,167	3,443,841

Selling, general and administrative expenses	3,111,782	3,647,696
Asset impairment	228,000	—

Total selling, general and administrative	3,339,782	3,647,696

Total operating loss	(1,455,615)	(203,855)

Other income (expense):
Interest income	9,212	30,601
Other income (expense) — net	(15,951)	(38,553)
Interest expense	(74,356)	(96,616)

Total other income (expense)	(81,095)	(104,568)

Loss before income taxes	(1,536,710)	(308,423)
Income tax benefit	54,441	96,564

Net loss	$(1,482,269)	$(211,859)

Weighted average common shares:
Basic	1,559,434	1,549,516

Diluted	1,559,434	1,549,516

Loss per share of common stock:
Basic	$(0.95)	$(0.14)

Diluted	$(0.95)	$(0.14)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Net Sales	$3,911,964	$5,776,397

Cost of products sold	2,847,463	4,155,447

Gross profit	1,064,501	1,620,950

Selling, general and administrative expenses	1,582,017	1,677,366
Asset impairment	228,000	—

Total selling, general and administrative	1,810,017	1,677,366

Total operating loss	(745,516)	(56,416)

Other income (expense):
Interest income	2,205	16,560
Other income (expense) — net	(10,845)	(10,432)
Interest expense	(35,812)	(49,230)

Total other income (expense)	(44,452)	(43,102)

Loss before income taxes	(789,968)	(99,518)
Income tax benefit	41,222	32,015

Net loss	$(748,746)	$(67,503)

Weighted average common shares:
Basic	1,568,516	1,549,516

Diluted	1,568,516	1,549,516

Loss per share of common stock:
Basic	$(0.48)	$(0.04)

Diluted	$(0.48)	$(0.04)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	(1,482,269)	$(211,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	222,814	181,900
Loss on disposal of property, plant and equipment	(1,144)	—
Asset impairment	228,000	—
Provision for uncollectible accounts	(17,796)	50,000
Equity based compensation	57,620	—
Deferred income taxes	(636)	(43,843)
Changes in assets and liabilities:
Accounts receivable	(287,960)	197,737
Inventories	83,062	(587,160)
Prepaid expenses	7,961	(24,776)
Accounts payable and accrued expenses	379,734	(180,651)
Pension and other benefits	(92,245)	(154,246)
Income taxes	(12,171)	24,532

Net cash used in operating activities	(915,030)	(748,366)

Investing activities
Proceeds from sale of property, plant & equipment	21,750	—
Purchase of property, plant and equipment	(228,428)	(321,346)

Net cash used in investing activities	(206,678)	(321,346)

Financing activities
Long-term debt payments	(62,277)	(2,196,157)
Borrowings under line of credit	450,805	—
Long-term debt borrowings	—	2,200,000

Net cash provided by financing activities	388,528	3,843
Effect of exchange rate changes on cash	(40,059)	102,439

Net decrease in cash	(773,239)	(963,430)
Cash and cash equivalents at beginning of period	1,561,951	2,508,224

Cash and cash equivalents at end of period	$788,712	$1,544,794

Supplemental cash flow information:
Cash paid for:
Interest	$74,268	$67,887

Income taxes	$3,000	$11,350

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

2.	Liquidity

For the fiscal year ended December 31, 2007, the Company incurred net losses of $1,904,117. Additionally, for the first six months of 2008, the Company incurred net losses before taxes of $1,482,269. As a result, the Company has total stockholders’ equity of $6,285,486 as of June 30, 2008. Factors contributing to these net losses included, but were not limited to: loss of business related to the USPS’s decertification of the Model E CBU, excess professional fees incurred in preparing and filing the Company’s delinquent periodic reports required under the Securities Exchange Act of 1934, severance expenses, marketing expenses, raw material cost inflation, and lower-than-expected margins on the Horizontal 4c postal lockers. These and other factors may adversely affect our ability to generate profits in the future.

The Company is pursuing additional initiatives to increase sales and reduce costs including:
•	Increasing trade show attendance

•	Developing a proactive sales plan

•	Working to regain lost international market share

•	Redesigning the Horizontal 4c product line to reduce material, assembly, packaging and freight costs thereby increasing margins

•	Continuing to implement LEAN (the Toyota Production System) manufacturing techniques

•	Continuing to bring more production in-house, thereby improving asset utilization and margins

•	Reducing professional fees related to the Company’s delinquent SEC filings

•	Reducing marketing expenses that do not have acceptable returns on investment
When the Company renewed its revolving line of credit on March 5, 2008, the minimum debt service coverage covenant was eliminated. Additionally, the minimum debt service coverage covenant in the term loan was waived through January 1, 2009. The revolving line of credit allows us to borrow against accounts receivable and inventory using advance rates of 80% and 50%, respectively, up to an aggregate maximum of $750,000 in borrowings. As of June 30, 2008, the Company had eligible accounts receivable and inventory that, but for the $750,000 borrowing limit, would provide approximately $2.7 million in availability under the advance rates contained in the Company’s existing credit facility.

As of June 30, 2008 the Company had cash on hand of $788,712 plus $299,196 of availability under the existing revolving line of credit for total cash and availability of $1,087,908. The Company is currently seeking a new revolving line of credit that would allow the Company to increase its maximum borrowings to an amount more in line with the Company’s current levels of eligible accounts receivable and inventory.

The Company expects to address its liquidity issues by 1) endeavoring to grow sales and reducing costs as discussed above, 2) entering into a new revolving line of credit agreement that allows for increased borrowings and 3) obtaining a further extension of the current waiver on the term loan covenant requiring the maintenance of a certain debt service coverage ratio. There can be no assurances that these plans will be successfully implemented in the amounts and timeframe contemplated, if at all. Failure to successfully implement these plans or otherwise address the Company’s liquidity issues would have a material adverse effect on our business, results of operations and financial position.

3.	Inventories

Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	December 31,
	June 30, 2008	December 31, 2007
Finished products	$265,203	$333,653
Work-in-process	1,159,478	898,620
Raw materials	1,485,433	1,828,068

Net inventories	$2,910,114	$3,060,341

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

During the second quarter of 2008, the Company undertook to redesign the Horizontal 4c postal lockers. As a result, certain inventory amounting to $64,000 was written off. See Note 10, Asset Impairment.

4.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $445,000. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at June 30, 2008, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2008, no interest related to uncertain tax positions had been accrued.

5.	Stockholders’ Equity

Changes in stockholders’ equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in 2008. Effective March 27, 2008, the Company issued 19,000 shares of common stock to non-employee directors and increased other capital by $45,600 representing compensation expense of $64,600. In addition, the Company also recorded an adjustment to estimated stock options compensation expense resulting in a benefit of $6,981 related to the forfeiture of 24,000 stock options by former employees and the current period’s stock option compensation expense. This benefit was recorded as a decrease to other capital of $6,981.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
	2008	2007

Net loss	$(1,482,269)	$(211,859)
Foreign currency translation adjustments	(53,057)	127,870
Minimum pension liability adjustments, net of tax effect of $3,354 in 2008 and $4,009 in 2007	5,031	6,008

Total comprehensive loss	$(1,530,295)	$(77,981)

	Three Months Ended June 30,
	2008	2007

Net loss	$(748,746)	$(67,503)
Foreign currency translation adjustments	15,242	99,066
Minimum pension liability adjustments, net of tax effect of $(1,335) in 2008 and $(487) in 2007	(2,002)	(729)

Total comprehensive loss	$(735,506)	$30,834

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the six and three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Service cost	$10,500	$15,000	$17,729	$14,904
Interest cost	97,000	96,000	32,974	28,616
Expected return on plan assets	(98,500)	(99,000)	(41,764)	(34,436)
Net actuarial loss	0	4,500	5,016	1,543

Net periodic benefit cost	$9,000	$16,500	$13,955	$10,627

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007

Service cost	$5,250	$7,500	$8,864	$7,690
Interest cost	48,500	48,000	16,487	14,765
Expected return on plan assets	(49,250)	(49,500)	(20,882)	(17,768)
Net actuarial loss	0	2,250	2,508	796

Net periodic benefit cost	$4,500	$8,250	$6,977	$5,483

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2008	2007

Numerator:
Net loss	$(1,482,269)	$(211,859)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,559,434	1,549,516

Loss per common share (basic and diluted):	$(0.95)	$(0.14)

	Three Months Ended June 30,
	2008	2007

Numerator:
Net loss	$(748,746)	$(67,503)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,568,516	1,549,516

Loss per common share (basic and diluted):	$(0.48)	$(0.04)

The Company had 40,000 stock options outstanding at June 30, 2008, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

As discussed in Note 5 of the Company’s consolidated financial statements included in the 2007 Annual Report on Form 10-K, on March 18, 2005, the Company received a notice of default and reservation of rights letter from M&T Bank, its previous lender, regarding its previous mortgage loan as a result of the non-renewal of the Company’s CBU contract with the USPS.

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

10.	Asset Impairment

Despite efforts to raise the selling price and reduce component costs, the Company has been unable to generate sustained profits from its current offering of Horizontal 4c postal lockers. The current model’s costs have been negatively impacted by excess weight and a two extrusion door design. In June 2008, the Company decided that it would pursue a new lower cost Horizontal 4c design to replace its current design.

The new Horizontal 4c design will contain approximately 38 fewer pounds of aluminum than the current model. The new design will also replace the labor intensive two piece extrusion door design with a single piece extrusion. The new Horizontal 4c design must pass certain USPS tests to ensure it meets performance and design criteria before the Company can offer it for sale. The Company currently expects to be selling the new Horizontal 4c design in the first quarter of 2009.

As a result of the redesign of the Horizontal 4c the value of tooling and inventory used in the current design will be impaired. To implement the redesign, the Company has incurred aggregate impairment charges and costs of approximately $228,000. In accordance with Financial Accounting Standards (FAS) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, costs associated with an exit or disposal activity are recognized when the associated liabilities are incurred.

The following table summarizes impairment costs incurred by the Company in the three months ended June 30, 2008:

Cost of Sales:
Equipment depreciation	$164,000
Inventory obsolescence charge	64,000

Total asset impairment	$228,000

11.	Commitments and Contingencies

On April 25, 2008, the City of Grapevine, Texas (the “City”) notified the Company in writing of the City’s desire to acquire the real property that contains our manufacturing facility and corporate headquarters (the “Real Property”). Although the Company is not seeking to sell the Real Property, it would consider an offer that reflected the fair market value of the Real Property. On June 26, 2008, the City submitted a revised offer. The Company declined the City’s revised offer, but offered to negotiate a fair market value in mediation. The Company proposed that mediation would be the least costly and most expedient option for reaching a negotiated settlement.

On September 8, 2008, the City made a formal offer to purchase the Real Property and simultaneously notified the Company that, if the City and the Company were unable to reach an agreement regarding the City’s purchase of the Real Property, the City intended to initiate condemnation proceedings using the City’s power of eminent domain. The Company intends to vigorously assert all available defenses to the pending condemnation action. Under Texas law, the City must pay fair market value, for the Real Property, as determined by the courts, based on appraisals, as well as reimburse the Company for reasonable relocation expenses.

The Company and the City do not agree on the value of the Real Property.  While it is too early to predict the outcome of this matter, the Company believes that if the courts were to determine the fair market value of the Real Property, it would exceed its recorded net book value as of June 30, 2008.  It is possible; however, that a court determination could set a value for the Real Property that is materially lower than what the Company believes is its fair market value. If the City is successful in its condemnation of the Real Property, the financial position of the Company could be materially impacted.  No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.
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
Results of Operations — the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Overall Results and Outlook
Consolidated net sales for the first six months of 2008 decreased $3,438,335 to $7,433,512 when compared to net sales of $10,871,847 for the same period of 2007, representing a 31.6% decline. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which is discussed in more detail below. Net sales excluding CBUs for the first six months of 2008 reflect an increase of $615,215 to $7,404,582 when compared to net sales of $6,789,367 for the same period of 2007, representing a 9.1% increase. Pre-tax operating results decreased to a pre-tax loss of $1,536,710 for the first six months of 2008 from a reported pre-tax loss of $308,423 for the first six months of 2007. After tax operating results decreased to a net loss of $1,482,269 for the first six months of 2008 compared to a net loss of $211,859 for the first six months of 2007. Net loss per share (basic and diluted) was $0.95 for the first six months of 2008, down from a net loss per share (basic and diluted) of $0.14 for the same period in 2007.
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
Net Sales
Consolidated net sales for the six months ended June 30, 2008 were $7,433,512, a decrease of $3,438,335, or 31.6% compared to net sales of $10,871,847for the same period of 2007. The reported decrease is due primarily to reduced volume of the model E CBU as a result of its decertification by the USPS. Net sales excluding CBUs for the first six months of 2008 reflect an increase of $615,215 to $7,404,582 when compared to net sales of $6,789,367 for the same period of 2007, representing a 9.1% increase. Sales of postal lockers were $2,686,759 for the six months ended June 30, 2008, a decrease of $22,261, or 0.8% compared to sales of $2,709,020 for the same period of 2007 due primarily to the lower sales of the Company’s Horizontal 4b+ mailboxes. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007 and the Company is working to replace lost Horizontal 4b+ sales with the replacement Horizontal 4c. Sales of non-postal lockers for the six months ended June 30, 2008 were $4,717,823, an increase of $637,476, or 15.6% compared to sales of $4,080,347 for the same period of 2007. The increase is due primarily to increased sales at the Company’s Canadian Locker subsidiary in the local currency coupled with favorable Canadian exchange rates. Additionally, non-postal locker sales increases were also due to increased sales of the Mini-Check and laptop locker sales.

	Six Months Ended June 30,		Percentage
	2008	2007	Increase/(Decrease)
Postal Lockers, excluding CBUs	2,686,759	2,709,020	(0.8%)
Non-Postal Lockers	4,717,823	4,080,347	15.6%

Total Non-CBU	7,404,582	6,789,367	9.1%

CBUs	28,930	4,082,480	(99.3%)

Total Net Sales	7,433,512	10,871,847	(31.6%)
Cost of Products Sold
Cost of products sold for the six months ended June 30, 2008 was $5,549,345 or 74.7% of net sales compared to $7,428,006, or 64.4% of net sales for the same period of 2007, a decrease of $1,878,661, or 25.3%. The increase in the cost of sales as a percentage of sales was primarily due to the underutilization of the Company’s Grapevine, Texas manufacturing plant as a result of the Model E CBU’s decertification. This resulted in fixed overhead being under-absorbed and increasing period costs. Additionally, the Company recorded a provision for excess obsolete inventory of $112,179 for the six month period ended June 30, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2008 were $3,111,782 or 41.9% of net sales, compared to $3,647,696 or 33.6% of net sales for the same period of 2007, a decrease of $535,914, or 14.7%. This decrease was due to freight expenses decreasing approximately $217,000 for the six month period ended June 30, 2008, as compared to the same period in 2007, as a result of the decreased net sales. Marketing expenses decreased approximately $141,000 from 2007 to 2008.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management has determined that the decision to redesign the Horizontal 4c has impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,”Accounting for the Impairment or Disposal of Long Lived Assets” recorded an impairment charge against 2008 second quarter operating results in the amount of $228,000.
Interest Expense
Interest expense for the six months ended June 30, 2008 was $74,356, a decrease of $22,260, or 23% compared to interest expense of $96,616 for the same period of 2007.

Income Taxes
For the six months ended June 30, 2008, the Company recorded an income tax benefit of $54,441, compared to an income tax benefit of $96,564 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 4% for the first six months of 2008 and 31% in the first six months of 2007. The effective tax rate for the first six months of 2008 was lower than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $445,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Results of Operations — Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Overall Results and Outlook
Consolidated net sales for the second quarter of 2008 reflect a decline in net sales of $1,864,433 to $3,911,964 when compared to net sales of $5,776,397 for the same period of 2007, representing a 32.3% decline. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which was discussed in the results of operations for the six months ended June 30, 2008. Net sales excluding CBUs for the three months ended June 30, 2008 reflect an increase of $223,756 to $3,891,111 when compared to net sales of $3,667,355 for the same period of 2007, representing a 6.1% increase. Pre-tax operating results decreased to a pre-tax loss of $789,968 for the second quarter of 2008 from a pre-tax loss of $99,518 for the second quarter of 2007. After tax operating results decreased to a net loss of $748,746 for the second quarter of 2007 from a net loss of $67,503 for the second quarter of 2007. Net loss per share (basic and diluted) was $0.48 in the second quarter of 2008, down from a net loss per share (basic and diluted) of $0.04 for the second quarter of 2007.
Net Sales
Consolidated net sales for the three month period ended June 30, 2008 were $3,911,964, a decrease of $1,864,433, or 32.3%, compared to net sales of $5,776,397 for the same period of 2007. The reported decrease is due primarily to reduced volume of the model E CBU as a result of its decertification by the USPS. Net sales excluding CBUs for the three months ended June 30, 2008 reflect an increase of $223,756 to $3,891,111 when compared to net sales of $3,667,355 for the same period of 2007, representing a 6.1% increase. Sales of postal lockers were $1,459,689 for the three month period ended June 30, 2008, an increase of $100,359, or 7.4%, compared to sales of $1,359,330 for the same period of 2007 due primarily to increased sales of the Company’s Horizontal 4c mailboxes more than offsetting decreases of Horizontal 4b+ mailboxes. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007 and the Company is working to replace lost Horizontal 4b+ sales with the replacement Horizontal 4c. Sales of non-postal lockers for the three months ended June 30, 2008 were $2,431,422, an increase of $123,397, or 5.3%, compared to sales of $2,308,025 for the same period of 2007. The increase is due primarily to increased sales at the Company’s Canadian Locker subsidiary in the local currency coupled with favorable Canadian exchange rates.

	Three Months Ended June 30,		Percentage
	2008	2007	Increase/(Decrease)
Postal Lockers, excluding CBUs	1,459,689	1,359,330	7.4%
Non-Postal Lockers	2,431,422	2,308,025	5.3%

Total Non-CBU	3,891,111	3,667,355	6.1%

CBUs	20,853	2,109,042	-99.0%

Total Net Sales	3,911,964	5,776,397	-32.3%
Cost of Products Sold
Cost of products sold for the second quarter of 2008 was $2,847,463, or 72.8% of net sales, compared to $4,155,447, or 72.0% of net sales, for the same period of 2007, a decrease of $1,307,984, or 31.5%. The decrease in cost of product sold is primarily due to the decrease in net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the second quarter of 2008 totaled $1,582,017 or 40.4% of net sales, compared to $1,677,366 or 29.0% during the same period of 2007, a decrease of $95,349, or 5.7%. This decrease was due to freight expenses decreasing approximately $130,000 for the three month period ended June 30, 2008, as compared to the same period in 2007, as a result of the decreased net sales. Marketing expenses decreased approximately $74,000 from 2007 to 2008. The decreases in freight and marketing costs were partially offset by increased professional fees related to the filing of the Company’s 2007 annual report on form 10-K.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management has determined that the decision to redesign the Horizontal 4c has impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,”Accounting for the Impairment or Disposal of Long Lived Assets” recorded an impairment charge against 2008 second quarter operating results in the amount of $228,000.
Interest Expense
Interest expense for the second quarter of 2008 was $35,812 compared to $49,230 for the same period of 2007.
Income Taxes
For the second quarter of 2008, the Company recorded an income tax benefit of $41,222 compared to an income tax benefit of $32,015 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 5% and 30% in the second quarter of 2008 and 2007, respectively. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates. The effective tax rate for the first six months of 2008 was lower than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $222,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2008	2007
Current Ratio	2.27 to 1	3.5 to 1
Working Capital	$3,790,936	$5,318,126
The decrease in working capital of $1,527,190 relates primarily to the net loss for the first six months of 2008 of $1,482,269.
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
On April 25, 2008, the City of Grapevine, Texas (the “City”) notified the Company in writing of the City’s desire to acquire the real property that contains our manufacturing facility and corporate headquarters in Grapevine, Texas (the “Real Property”). Although the Company is not seeking to sell the Real Property, it would consider an offer that reflected the fair market value of the Real Property. On June 26, 2008, the City submitted a revised offer. The Company declined the City’s revised offer, but offered to negotiate a fair market value in mediation. The Company proposed that mediation would be the least costly and most expedient option for reaching a negotiated settlement.

On September 8, 2008, the City made a formal offer to purchase the Real Property and simultaneously notified the Company that, if the City and the Company were unable to reach an agreement regarding the City’s purchase of the Real Property, the City intended to initiate condemnation proceedings using the City’s power of eminent domain. The Company intends to vigorously assert all available defenses to the pending condemnation action. Under Texas law, the City must pay fair market value, for the Real Property, as determined by the courts, based on appraisals, as well as reimburse the Company for reasonable relocation expenses.
The Company and the City do not agree on the value of the Real Property. While it is too early to predict the outcome of this matter, the Company believes that if the courts were to determine the fair market value of the Real Property, it would exceed its recorded net book value as of June 30, 2008. It is possible; however, that a court determination could set a value for the Real Property that is materially lower than what the Company believes is its fair market value. If the City is successful in its condemnation of the Real Property, the financial position of the Company could be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 15.2% of the Company’s aggregate net assets at June 30, 2008. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2008. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, which was filed late with the SEC on June 19, 2008, a number of material weaknesses were identified in Item 9A(T) of that Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Taking into account the communication dated June 19, 2008 by the Company’s independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weaknesses in the Company’s internal control over financial reporting:

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

AMERICAN LOCKER GROUP INCORPORATED

September 12, 2008	By:	/s/ Allen D. Tilley

Allen D. Tilley Chief Executive Officer

September 12, 2008	By:	/s/ Paul M. Zaidins

Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer