Form 10-Q
period 2007-09-30
AMERICAN LOCKER GROUP INC
filed 2008-09-23
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,568,516 shares of common stock, par value $1.00, issued and outstanding as of September 22, 2008.

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, potential condemnation proceedings, implementation of its restructuring plan, competition, new product development and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

		(Restated)
	September 30,	December 31,
	2007 (Unaudited)	2006

Assets
Current assets:
Cash and cash equivalents	$1,483,515	$2,508,224
Accounts receivable, less allowance for doubtful accounts of $285,000 in 2007 and $198,000 in 2006	2,932,937	2,902,079
Inventories, net	3,703,010	3,387,729
Prepaid expenses	169,257	143,481
Prepaid income taxes	625,855	578,653
Deferred income taxes	981,206	841,689

Total current assets	9,895,780	10,361,855

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,494,421	3,430,162
Machinery and equipment	7,992,656	7,099,249

	11,987,577	11,029,911
Less allowance for depreciation	(7,422,918)	(6,952,025)

Property, plant and equipment, net	4,564,659	4,077,886

Deferred income taxes	217,863	77,781

Total assets	$14,678,302	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

		(Restated)
	September 30,	December 31,
	2007 (Unaudited)	2006

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$351,141	—
Current portion of long-term debt	84,665	152,192
Accounts payable	2,129,442	1,574,098
Commissions, salaries, wages and taxes	274,783	260,862
Other accrued expenses	255,077	420,354

Total current liabilities	3,095,108	2,407,506

Long-term liabilities:
Long-term debt	2,078,695	2,025,850
Pension, benefits and other long-term liabilities	700,073	782,004

	2,778,768	2,807,854

Total liabilities	5,873,876	5,215,360

Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,741,516 in 2007 and 2006,
Outstanding shares — 1,549,516 in 2007 and 2006	1,741,516	1,741,516
Other capital	166,371	144,415
Retained earnings	9,189,302	9,922,571
Treasury stock at cost (192,000) shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(180,763)	(394,340)

Total stockholders’ equity	8,804,426	9,302,162

Total liabilities and stockholders’ equity	$14,678,302	$14,517,522

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
		(Restated)
	2007	2006

Net Sales	$16,370,409	$19,293,216

Cost of products sold	11,729,236	12,652,235

Gross profit	4,641,173	6,640,981

Selling, general and administrative expenses	5,550,790	5,341,049

Total operating income (loss)	(909,617)	1,299,932

Other income (expense):
Interest income	42,094	18,986
Other income (expense) — net	(48,917)	(99,071)
Interest expense	(146,585)	(139,893)

Total other income (expense)	(153,408)	(219,978)

Income (loss) before income taxes	(1,063,025)	1,079,954
Income tax benefit (expense)	329,756	(392,781)

Net income (loss)	$(733,269)	$687,173

Weighted average common shares:
Basic and diluted	1,549,516	1,548,656

Earnings (loss) per share of common stock:
Basic and diluted	$(0.47)	$0.44

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
		(Restated)
	2007	2006

Net Sales	$5,498,562	$6,488,683

Cost of products sold	4,301,230	4,302,091

Gross profit	1,197,332	2,186,592

Selling, general and administrative expenses	1,903,094	1,916,145

Total operating income (loss)	(705,762)	270,447

Other income (expense):
Interest income	11,493	8,602
Other income (expense) — net	(10,364)	(52,256)
Interest expense	(49,969)	(45,722)

Total other income (expense)	(48,840)	(89,376)

Income (loss) before income taxes	(754,602)	181,071
Income tax benefit (expense)	233,192	(60,101)

Net income (loss)	$(521,410)	$120,970

Weighted average common shares:
Basic and diluted	1,549,516	1,548,656

Earnings (loss) per share of common stock:
Basic and diluted	$(0.34)	$0.08

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
		(Restated)
	2007	2006

Operating activities
Net (loss) income	$(733,269)	$687,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	278,596	313,545
Provision for uncollectible accounts	74,000	78,000
Equity based compensation	21,956	—
Deferred income taxes	(263,562)	301,485
Change in assets and liabilities:
Accounts receivable	(65,358)	653,061
Inventories	(303,242)	(408,023)
Prepaid expenses	(23,232)	(30,818)
Accounts payable and accrued expenses	315,448	(734,018)
Pension and other benefits	(70,994)	(276,015)
Income taxes	17,879	613,842

Net cash provided by (used in) operating activities	(751,778)	1,198,232

Investing activities
Purchase of property, plant and equipment	(763,995)	(73,745)

Net cash used in investing activities	(763,995)	(73,745)

Financing activities
Long-term debt payments	(2,214,682)	(102,449)
Long-term debt borrowings	2,200,000	—
Borrowings under line of credit	351,141	—
Issuance of common stock	—	11,973

Net cash provided by (used in) financing activities	336,459	(90,476)
Effect of exchange rate changes on cash	154,605	64,631

Net increase (decrease) in cash	(1,024,709)	1,098,642
Cash and cash equivalents at beginning of period	2,508,224	1,278,015

Cash and cash equivalents at end of period	$1,483,515	$2,376,657

Supplemental cash flow information
Cash paid for:
Interest	$143,495	$137,754

Income taxes	$11,410	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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

The change in accounting method to the FIFO method was completed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” The Company applied this change in accounting principal by retrospectively restating prior years’ financial statements. The adoption of the FIFO method did not have a material impact on the Company’s previously stated results of operations for the three and nine months ended September 30, 2006.
The effect of the change in accounting method on our previously reported consolidated balance sheet for the year ended December 31, 2006 was as follows:

	December 31, 2006
		As Adjusted
	As	for
	Originally	Accounting
	Reported	Change
Consolidated balance sheets
Inventories	$3,340,409	$3,387,729
Retained earnings	9,875,251	9,922,571
3. Inventories
Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first out method (FIFO).
Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished products	$245,470	$442,777
Work-in-process	1,141,863	1,243,362
Raw materials	2,315,677	1,701,590

Net inventories	$3,703,010	$3,387,729

4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at September 30, 2007, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest related to uncertain tax positions had been accrued.
5. Stockholders’ Equity
Changes in stockholders’ equity were due to changes in comprehensive income as well as the issuance of stock as compensation to non-employee directors in 2006. Effective March 31, 2006, the Company issued 770 shares of common stock to non-employee directors and increased other capital by $2,965, representing compensation expense of $3,735. On June 30, 2006, the Company issued 900 common shares to non-employee directors increasing other capital by $3,600 representing compensation expense of $4,500. On September 30, 2006, the Company issued 840 common shares to non-employee directors increasing other capital by $2,898 representing compensation expense of $3,738. On September 6, 2007, the Company granted options for 36,000 shares to members of the management team and increased other capital by $21,956, representing compensation expense of $21,956.

6. Comprehensive Income (Loss)
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Nine Months Ended September 30,
	2007	2006

Net income (loss)	$(733,269)	$687,173
Foreign currency translation adjustments	206,272	65,678
Minimum pension liability adjustments, net of tax effect of $4,874 in 2007 and $59,583 in 2006	7,307	85,059

Total comprehensive income	$(519,690)	$837,910

	Three Months Ended September 30,
	2007	2006

Net income (loss)	$(521,410)	$120,970
Foreign currency translation adjustments	78,402	7,216
Minimum pension liability adjustments, net of tax effect of $865 in 2007 and $20,139 in 2006	1,299	30,209

Total comprehensive income	$(441,709)	$158,395

7. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the nine and three months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Service cost	$22,500	$22,865	$22,981	$21,899
Interest cost	144,000	138,283	44,124	43,466
Expected return on plan assets	(148,500)	(134,151)	(53,098)	(51,735)
Net actuarial loss	6,750	22,437	2,379	2,315

Net periodic benefit cost	$24,750	$49,434	$16,386	$15,945

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2007	2006	2007	2006

Service cost	$7,500	$7,622	$8,077	$7,300
Interest cost	48,000	46,094	15,508	14,489
Expected return on plan assets	(49,500)	(44,717)	(18,662)	(17,245)
Net actuarial loss	2,250	7,479	836	771

Net periodic benefit cost	$8,250	$16,478	$5,759	$5,315

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
8. Earnings Per Share
The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2007	2006

Numerator:
Net income (loss)	$(733,269)	$687,173

Denominator:
Denominator for earnings per share (basic and diluted) – weighted average shares	1,549,516	1,546,965

Earnings (loss) per common share (basic and diluted):	$(0.47)	$0.44

	Three Months Ended September 30,
	2007	2006

Numerator:
Net income (loss)	$(521,410)	$120,970

Denominator:
Denominator for earnings per share (basic and diluted) – weighted average shares	1,549,516	1,547,816

Earnings (loss) per common share (basic and diluted):	$(0.34)	$0.08

The Company had 64,000 stock options outstanding at September 30, 2007, which were not included in the common share computation for earnings (loss) per share, as the common stock equivalents were anti-dilutive.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement is effective for fiscal years beginning after November 15, 2008, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on the financial statements.
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
Results of Operations — the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Overall Results and Outlook
Overall results in 2007 were negatively impacted by the USPS decertification of the Model E CBU. Consolidated net sales of the first nine months of 2007 reflect a decline of $2,922,807 to $16,370,409 when compared to net sales of $19,293,216 for the same period of 2006, representing a 15.1% decline. This decrease was attributable primarily to the USPS decision to decertify the Company’s Model E CBU in September 2007 as well as reduced volume of postal and non-postal lockers due to product development and supply chain disruption issues, which are discussed below in greater detail. Pre-tax operating results decreased to a pre-tax loss of $1,063,025 for the first nine months of 2007 compared to a pre-tax profit of $1,079,954 for the first nine months of 2006. After-tax operating results decreased to a net loss of $733,269 for the first nine months of 2007 compared to a net income of $687,173 for the first nine months of 2006. Net loss per share (basic and diluted) was $.47 per share for the first nine months of 2007, down from a net income per share (basic and diluted) of $.44 for the same period in 2006.
Non-Renewal of USPS Contract and Other Events
On February 8, 2005, the Company announced that it was notified that its contract with the United States Postal Service (“USPS”) for polycarbonate and aluminum cluster box units (“CBUs”) would not be renewed, and the contract expired on May 31, 2005. During 2006 and 2005, sales to the USPS accounted for 3.2% and 21.4%, respectively, of the Company’s net sales. In addition, sales of the current model polycarbonate and aluminum CBUs to the private market accounted for an additional 35.6% and 32.5% of the Company’s sales in 2006 and 2005, respectively. From May 31, 2005 through September 8, 2007, the Company continued sales of its aluminum CBU model (Model E) to the private market.
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
Net Sales
Consolidated net sales for the nine months ended September 30, 2007 were $16,370,409, a decrease of $2,922,807, or 15.1%, compared to net sales of $19,293,216 for the same period of 2006. Sales of the Model E CBU decreased $1,156,574 to $5,705,207 for the first nine months of 2007 as compared to $6,861,781 for the same period of 2006 due to its decertification by the USPS in September 2007. Sales of postal lockers, excluding the CBU, decreased $867,715 to $4,026,103 for the first nine months of 2007 from $4,893,818 for the same period of 2006 due primarily to lower sales of the Horizontal 4b+ mailbox. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain USPS approval for a Horizontal 4c mailbox until the second half of 2007. Sales of non-postal lockers, for the nine months ended September 30, 2007 were $6,639,099, a decrease of $898,518 or 11.9%, compared to sales of $7,537,617, for the same period of 2006. The decrease is due to disruptions in the supply of certain lockers during the first nine months of 2007 as the Company transitioned from Signore to other contract manufacturers.

	Nine Months Ended September 30,		Percentage
	2007	2006	Increase/(Decrease)
Postal Lockers, excluding CBUs	$4,026,103	$4,893,818	(17.7%)
Non-Postal Lockers	6,639,099	7,537,617	(11.9%)

Total Non-CBU	$10,665,202	$12,431,435	(14.2%)

CBUs	5,705,207	6,861,781	(16.9%)

Total Net Sales	$16,370,409	$19,293,216	(15.1%)
Cost of Products Sold
Cost of products sold for the nine months ended September 30, 2007 was $11,729,236, or 71.6% of net sales, compared to $12,652,235, or 65.6% of net sales for the same period of 2006, a decrease of $922,999, or 7.3%. The decrease in gross margin is primarily due to higher raw material prices as well as excess fixed overhead costs associated with lower sales volumes. The decreased cost of product is primarily attributable to the 15.1% decrease in sales between the nine month periods ended September 30, 2007 and 2006.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007 were $5,550,790, or 33.9% of net sales, compared to $5,341,049, or 27.7% of net sales, for the same period of 2006 an increase of $209,741 or 3.9%. The increase in 2007 was primarily due to marketing expenses increasing approximately $244,000 for the nine month period ended September 30, 2007 as compared to the same period of 2006.
Interest Expense
Interest expense for the nine months ended September 30, 2007 was $146,585, a decrease of $6,692 or 4.8%, compared to interest expense of $139,893 for the same period of 2006.
Income Taxes
For the nine months ended September 30, 2007, the Company recorded an income tax benefit of $329,756 compared to an income tax expense of $392,781 for the same period of 2006. The Company’s effective tax rate on earnings was approximately 31% for the first nine months of 2007 and 36% in the first nine months of 2006. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates.
Results of Operations — the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Overall Results and Outlook
Overall results in 2007 were negatively impacted by the USPS decertification of the Model E CBU. Consolidated net sales for the third quarter of 2007 reflect a decline in net sales of $990,121 to $5,498,562 when compared to net sales of $6,488,683 for the same period of 2006, representing a 15.3% decline. This decrease was attributable primarily to the USPS decision to decertify the Company’s Model E CBU in September 2007 as well as reduced volume of postal lockers due to product development issues, which are discussed below in greater detail. Pre-tax operating results decreased to a pre-tax loss of $754,602 for the third quarter of 2007 from a reported pre-tax profit of $181,071 for the third quarter of 2006. After-tax operating results decreased to a net loss of $521,410 for the third quarter of 2007 compared to a net profit of $120,970 for the third quarter of 2006. Net loss per share (basic and diluted) was $0.34 per share in the third quarter of 2007, down from a net income per share (basic and diluted) of $0.08 for the third quarter of 2006.

Net Sales
Consolidated net sales for the third quarter of 2007 were $5,498,562, a decrease of $990,121, or 15.3%, compared to net sales of $6,488,683 for the same period of 2006. Sales of the Model E CBU decreased $829,650 to $1,622,727 for the third quarter of 2007 as compared to $2,452,377 for the same period of 2007 due to its decertification by the USPS in September 2007. Sales of postal lockers, excluding the CBU, decreased $438,937 to $1,317,083 for the third quarter of 2007 from $1,756,020 for the same period of 2006 due primarily to lower sales of the Horizontal 4b+ mailbox. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain USPS approval for a Horizontal 4c mailbox until the second half of 2007. Sales of non-postal lockers, for the third quarter of 2007 were $2,558,752, an increase of $278,466 or 12.2%, compared to sales of $2,280,286, for the same period of 2006. The reported increase in sales of non-postal lockers was primarily due to increased sales of the Company’s Mini-Check and laptop lockers.
Sales by general product group were as follows:

	Three Months Ended September 30,		Percentage
	2007	2006	Increase/(Decrease)
Postal Lockers, excluding CBUs	$1,317,083	$1,756,020	(25.0%)
Non-Postal Lockers	2,558,752	2,280,286	12.2%

Total Non-CBU	$3,875,835	$4,036,306	(4.0%)

CBUs	1,622,727	2,452,377	(33.8%)

Total Net Sales	$5,498,562	$6,488,683	(15.3%)
Cost of Products Sold
Cost of products sold for the third quarter of 2007 was $4,301,230, or 78.2% of net sales, compared to $4,302,091, or 66.3% of net sales, for the same period of 2006, a decrease of $861, or 0.1%. The decrease in gross margin is primarily due to higher raw material prices as well as excess fixed overhead costs associated with lower sales volumes. The decreased cost of product is primarily attributable to the 15.3% decrease in sales between the nine month periods ended September 30, 2007 and 2006 offset by lower gross margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the third quarter of 2007 totaled $1,903,094, or 34.6% of net sales, compared to $1,916,145, or 29.5% of net sales, during the same period of 2006, a decrease of $13,051, or 0.7%.
Interest Expense
Interest expense for the third quarter of 2007 was $49,969 compared to $45,722 for the same period of 2006.
Income Taxes
For the third quarter of 2007, the Company recorded an income tax benefit of $233,192 compared to an income tax expense of $60,101 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 31% and 33% in the third quarter of 2007 and 2006, respectively. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates.

Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2007	2006
Current Ratio	3.2 to 1	4.3 to 1
Working Capital	$6,800,672	$7,954,349
The decrease in working capital of $1,153,677 relates primarily to the net loss for the first nine months of 2007 of $733,269.
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

Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 10.6% of the Company’s aggregate net assets at September 30, 2007. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
On March 5, 2007, the Company entered into a new credit agreement providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 revolving line of credit. These loans bear interest at the lender’s prime rate plus 0.75%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2007. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, which was filed late with the SEC on September 4, 2007 as a result of the previously disclosed restructuring plan approved after the loss of the Company’s contract with the USPS, a number of material weaknesses in the Company’s internal control over financial reporting were identified. These material weaknesses were identified in Item 9A of that Form 10-K. During the third quarter of 2005, the Company commenced the implementation of procedures to provide a more thorough and detailed review of financial information by centralizing and relocating many financial reporting functions and all administrative functions to the Company’s new headquarters in Grapevine, Texas. The Company also hired a corporate controller during the fourth quarter of 2006, who became the Company’s Chief Financial Officer in August 2007. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007.
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

AMERICAN LOCKER GROUP INCORPORATED
September 23, 2008	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

September 23, 2008	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer