Form 10-Q
period 2008-09-30
AMERICAN LOCKER GROUP INC
filed 2008-11-10
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
1,568,516 shares of common stock, par value $1.00, issued and outstanding as of November 7, 2008

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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008 (Unaudited)	2007

Assets
Current assets:
Cash and cash equivalents	$620,018	$1,561,951
Accounts receivable, less allowance for doubtful accounts of approximately $231,000 in 2008 and $233,000 in 2007	1,782,602	1,568,464
Inventories, net	2,950,497	3,060,341
Prepaid expenses	208,054	223,068
Prepaid income taxes	54,408	44,467
Deferred income taxes	877,739	987,538

Total current assets	6,493,318	7,445,829

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,509,891	3,509,891
Machinery and equipment	7,906,160	8,045,859

	11,916,551	12,056,250
Less allowance for depreciation and amortization	(7,620,961)	(7,543,465)

	4,295,590	4,512,785

Deferred income taxes	465,869	457,428

Total assets	$11,254,777	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2008 (Unaudited)	2007
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$625,804	$—
Current portion of long-term debt	156,444	96,530
Accounts payable	1,585,232	1,236,316
Commissions, salaries, wages and taxes	280,748	285,759
Other accrued expenses	461,557	509,098

Total current liabilities	3,109,785	2,127,703

Long-term liabilities:
Long-term debt	1,887,971	2,047,235
Pension, benefits and other long-term liabilities	374,850	482,943

	2,262,821	2,530,178

Total liabilities	5,372,606	4,657,881

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,760,516 in 2008 and 1,741,516 in 2007; Outstanding shares — 1,568,516 in 2008 and 1,549,516 in 2007	1,760,516	1,741,516
Other capital	228,891	184,988
Retained earnings	6,150,763	8,018,454
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(145,999)	(74,797)

Total stockholders’ equity	5,882,171	7,758,161

Total liabilities and stockholders’ equity	$11,254,777	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net Sales	$11,230,060	$16,370,409

Cost of products sold	8,219,261	11,729,236

Gross profit	3,010,799	4,641,173

Selling, general and administrative expenses	4,454,181	5,550,790
Asset impairment	250,052	—

Total selling, general and administrative	4,704,233	5,550,790

Total operating loss	(1,693,434)	(909,617)

Other income (expense):
Interest income	11,020	42,094
Other income (expense) — net	(23,487)	(48,917)
Interest expense	(112,287)	(146,585)

Total other income (expense)	(124,754)	(153,408)

Loss before income taxes	(1,818,188)	(1,063,025)
Income tax benefit (expense)	(49,503)	329,756

Net loss	$(1,867,691)	$(733,269)

Weighted average common shares:
Basic	1,562,483	1,549,516

Diluted	1,562,483	1,549,516

Loss per share of common stock:
Basic	$(1.20)	$(0.47)

Diluted	$(1.20)	$(0.47)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Net Sales	$3,796,548	$5,498,562

Cost of products sold	2,669,916	4,301,230

Gross profit	1,126,632	1,197,332

Selling, general and administrative expenses	1,342,399	1,903,094
Asset impairment	22,052	—

Total selling, general and administrative	1,364,451	1,903,094

Total operating loss	(237,819)	(705,762)

Other income (expense):
Interest income	1,808	11,493
Other income (expense) — net	(7,536)	(10,364)
Interest expense	(37,931)	(49,969)

Total other income (expense)	(43,659)	(48,840)

Loss before income taxes	(281,478)	(754,602)
Income tax benefit (expense)	(103,944)	233,192

Net loss	$(385,422)	$(521,410)

Weighted average common shares:
Basic	1,568,516	1,549,516

Diluted	1,568,516	1,549,516

Loss per share of common stock:
Basic	$(0.25)	$(0.34)

Diluted	$(0.25)	$(0.34)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net income (loss)	(1,867,691)	$(733,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	320,171	278,596
Loss on disposal of property, plant and equipment	138	—
Asset impairment	250,052	—
Provision for uncollectible accounts	(17,796)	74,000
Equity based compensation	62,903	21,956
Deferred income taxes	104,176	(263,562)
Changes in assets and liabilities:
Accounts receivable	(325,060)	(65,358)
Inventories	17,534	(303,242)
Prepaid expenses	14,455	(23,232)
Accounts payable and accrued expenses	424,147	315,448
Pension and other benefits	(114,457)	(70,994)
Income taxes	(14,437)	17,879

Net cash used in operating activities	(1,145,865)	(751,778)

Investing activities
Proceeds from sale of property, plant & equipement	24,702	—
Purchase of property, plant and equipment	(293,531)	(763,995)

Net cash used in investing activities	(268,829)	(763,995)

Financing activities
Long-term debt payments	(99,350)	(2,214,682)
Borrowings under line of credit	625,804	351,141
Long-term debt borrowings	—	2,200,000

Net cash provided by financing activities	526,454	336,459
Effect of exchange rate changes on cash	(53,693)	154,605

Net decrease in cash	(941,933)	(1,024,709)
Cash and cash equivalents at beginning of period	1,561,951	2,508,224

Cash and cash equivalents at end of period	$620,018	$1,483,515

Supplemental cash flow information:
Cash paid for:
Interest	$117,260	$143,495

Income taxes	$6,973	$11,410

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

For the fiscal year ended December 31, 2007, the Company incurred net losses before taxes of $2,749,743. Additionally, for the first nine months of 2008, the Company incurred net losses before taxes of $1,818,188. As a result, the Company has total stockholders’ equity of $5,882,171 as of September 30, 2008. Factors contributing to these net losses included, but were not limited to: loss of business related to the USPS’s decertification of the Model E CBU, excess professional fees incurred in preparing and filing the Company’s delinquent periodic reports required under the Securities Exchange Act of 1934, severance expenses, marketing expenses, raw material cost inflation, and lower-than-expected margins on the Horizontal 4c postal lockers. These and other factors may adversely affect our ability to generate profits in the future.

The Company is pursuing additional initiatives to increase sales and reduce costs including:
•	Increasing trade show attendance

•	Developing a proactive sales plan

•	Working to regain lost international market share

•	Redesigning the Horizontal 4c product line to reduce material, assembly, packaging and freight costs thereby increasing margins

•	Continuing to implement LEAN (the Toyota Production System) manufacturing techniques

•	Continuing to bring more production in-house, thereby improving asset utilization and margins

•	Eliminating professional fees related to the Company’s delinquent SEC filings which were filed during the current quarter.

•	Reducing marketing expenses that do not have acceptable returns on investment
The Company’s initiatives to reduce costs resulted in the loss before income taxes for the three months ended September 30, 2008 improving to $281,478 from $754,602 for the same period of 2007.

As of September 30, 2008 the Company had cash on hand of $620,018 plus $124,196 of availability under the existing revolving line of credit for total cash and availability of $744,214. The Company is currently seeking a new revolving line of credit that would allow the Company to increase its maximum borrowings to an amount more in line with the Company’s current levels of eligible accounts receivable and inventory.

The Company expects to address its liquidity issues by 1) endeavoring to grow sales and reducing costs as discussed above and 2) achieving compliance with the term loan covenant requiring the maintenance of a certain debt service coverage ratio by the time the current waiver expires. There can be no assurances that these plans will be successfully implemented in the amounts and timeframe contemplated, if at all. Failure to successfully implement these plans or otherwise address the Company’s liquidity issues would have a material adverse effect on our business, results of operations and financial position.
3.	Inventories

Inventories are valued principally at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished products	$242,282	$333,653
Work-in-process	1,111,359	898,620
Raw materials	1,596,856	1,828,068

Net inventories	$2,950,497	$3,060,341

During the second quarter of 2008, the Company undertook to redesign the Horizontal 4c postal lockers. As a result, certain inventory amounting to $86,052 was written off. See Note 10, Asset Impairment.

4.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $637,000. Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No 48.”. At the adoption date of January 1, 2007, and at September 30, 2008, there were no material unrecognized tax liabilities or benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2008, no interest related to uncertain tax positions had been accrued.

5.	Stockholders’ Equity

Changes in stockholders’ equity were due to changes in comprehensive income, option expense and the issuance of stock as compensation to non-employee directors in 2007 and 2008. Effective September 6, 2007, the Company granted options for 36,000 shares to members of the management team and increased other capital by $21,956, representing compensation expense of $21,956. On March 27, 2008, the Company issued 19,000 shares of common stock to non-employee directors and increased other capital by $45,600 representing compensation expense of $64,600. In addition, the Company also recorded an adjustment to estimated stock options compensation expense resulting in a benefit of $17,546 related to the forfeiture of 24,000 stock options by former employees and the current period’s stock option compensation expense of $15,849. This net benefit was recorded as a decrease to other capital of $1,697.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Nine Months Ended September 30,
	2008	2007

Net loss	$(1,867,691)	$(733,269)
Foreign currency translation adjustments	(80,751)	206,272
Minimum pension liability adjustments, net of tax effect of $6,366 in 2008 and $4,874 in 2007	9,549	7,307

Total comprehensive loss	$(1,938,893)	$(519,690)

	Three Months Ended September 30,
	2008	2007

Net loss	$(385,422)	$(521,410)
Foreign currency translation adjustments	(27,694)	78,402
Minimum pension liability adjustments, net of tax effect of $3,012 in 2008 and $865 in 2007	4,518	1,299

Total comprehensive loss	$(408,598)	$(441,709)

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Service cost	$15,750	$22,500	$26,525	$22,981
Interest cost	145,500	144,000	49,336	44,124
Expected return on plan assets	(147,750)	(148,500)	(62,488)	(53,098)
Net actuarial loss	—	6,750	7,505	2,379

Net periodic benefit cost	$13,500	$24,750	$20,878	$16,386

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Service cost	$5,250	$7,500	$8,771	$8,077
Interest cost	48,500	48,000	16,314	15,508
Expected return on plan assets	(49,250)	(49,500)	(20,663)	(18,662)
Net actuarial loss	0	2,250	2,482	836

Net periodic benefit cost	$4,500	$8,250	$6,904	$5,759

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005. The Company’s pension fund assets are well-diversified and managed in compliance with all laws and regulations. The value of these investments have declined due to the decreases in the equity and fixed income markets. Additionally, the decline in the fixed income markets has resulted in an increase in the discount rate used to present value the benefit obligations. As of October 31, 2008, the market declines are not anticipated to have a material effect on future net periodic pension expense or funding requirements. However, future market declines may result in material increases in future net periodic pension expense and funding requirements.

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2008	2007

Numerator:
Net loss	$(1,867,691)	$(733,269)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,562,483	1,549,516

Loss per common share (basic and diluted):	$(1.20)	$(0.47)

	Three Months Ended September 30,
	2008	2007

Numerator:
Net loss	$(385,422)	$(521,410)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,568,516	1,549,516

Loss per common share (basic and diluted):	$(0.25)	$(0.34)

The Company had 40,000 stock options outstanding at September 30, 2008, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

9.	Debt

As discussed in Note 5 of the Company’s consolidated financial statements included in the 2007 Annual Report on Form 10-K, on March 18, 2005, the Company received a notice of default and reservation of rights letter from M&T Bank, its previous lender, regarding its previous mortgage loan as a result of the non-renewal of the Company’s CBU contract with the USPS.

On March 5, 2007, the Company entered into a credit facility with F&M, which was used to repay the previous mortgage loan. The credit facility consisted of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan and the revolving line of credit each bear interest at prime plus 75 basis points (0.75%), but no less than 5%. The term loan matures on March 5, 2012 and the revolving line of credit matures March 5, 2009. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The term loan is secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants. The covenant requiring the maintenance of a certain debt service coverage ratio was waived by F&M through January 1, 2009.

On July 24, 2008, the Company received a waiver from F&M under its credit facility with respect to, among other things, waiver of any default or event of default arising under the credit facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first, second and third quarters of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.

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

As a result of the redesign of the Horizontal 4c, the value of tooling and inventory used in the current design is considered impaired. To implement the redesign, the Company incurred aggregate impairment charges and costs of $250,052. In accordance with Financial Accounting Standards (FAS) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, costs associated with an impairment loss are recognized when the carrying amount of the long lived asset (asset group) is not recoverable and exceeds its fair value.

The following table summarizes impairment costs incurred by the Company in the nine months ended September 30, 2008:

Nine months ended
September 30, 2008
Cost of Sales:
Equipment depreciation	$164,000
Inventory obsolescence charge	86,052

Total asset impairment	$250,052

Three months ended
September 30, 2008
Cost of Sales:
Equipment depreciation	$—
Inventory obsolescence charge	22,052

Total asset impairment	$22,052

11.	Commitments and Contingencies

On April 25, 2008, the City of Grapevine, Texas (the “City”) notified the Company in writing of the City’s desire to acquire the real property that contains our manufacturing facility and corporate headquarters (the “Real Property”). The Company responded that it did not wish to sell the Real Property, but would consider an offer that reflected the fair market value of the Real Property. On June 26, 2008, the City submitted a revised offer. The Company declined the City’s revised offer, but offered to negotiate a fair market value in mediation. The Company proposed that mediation would be the least costly and most expedient option for reaching a negotiated settlement.

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

The Company and the City do not agree on the value of the Real Property. While it is too early to predict the outcome of this matter, the Company believes that if the courts were to determine the fair market value of the Real Property, it would exceed its recorded net book value as of September 30, 2008. It is possible, however, that a court determination could set a value for the Real Property that is materially lower than what the Company believes is its fair market value. If the City is successful in its condemnation of the Real Property, the financial position of the Company could be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.

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
Results of Operations — the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Overall Results and Outlook
Consolidated net sales for the first nine months of 2008 decreased $5,140,349 to $11,230,060 when compared to net sales of $16,370,409 for the same period of 2007, representing a 31.4% decline. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which is discussed in more detail below. Net sales excluding CBUs for the first nine months of 2008 reflect an increase of $529,856 to $11,195,058 when compared to net sales of $10,665,202 for the same period of 2007, representing a 5.0% increase. Pre-tax operating results decreased to a pre-tax loss of $1,818,188 for the first nine months of 2008 from a reported pre-tax loss of $1,063,025 for the first nine months of 2007. After tax operating results decreased to a net loss of $1,867,691 for the first nine months of 2008 compared to a net loss of $733,269 for the first nine months of 2007. Net loss per share (basic and diluted) was $1.20 for the first nine months of 2008, down from a net loss per share (basic and diluted) of $0.47 for the same period in 2007.
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

Net Sales
Consolidated net sales for the nine months ended September 30, 2008 were $11,230,060, a decrease of $5,140,349, or 31.4% compared to net sales of $16,370,409 for the same period of 2007. The reported decrease is due primarily to reduced volume of the Model E CBU as a result of its decertification by the USPS. Net sales excluding CBUs for the first nine months of 2008 reflect an increase of $529,856 to $11,195,058 when compared to net sales of $10,665,202 for the same period of 2007, representing a 5.0% increase. Sales of postal lockers were $4,093,615 for the nine months ended September 30, 2008, an increase of $67,512, or 1.7% compared to sales of $4,026,103 for the same period of 2007. Sales of non-postal lockers for the nine months ended September 30, 2008 were $7,101,443, an increase of $462,344, or 7.0% compared to sales of $6,639,099 for the same period of 2007. The increase is due primarily to increased sales at the Company’s Canadian Locker subsidiary in the local currency coupled with favorable Canadian exchange rates.

	Nine Months Ended September 30,		Percentage
	2008	2007	Increase/(Decrease)
Postal Lockers, excluding CBUs	$4,093,615	$4,026,103	1.7%
Non-Postal Lockers	7,101,443	6,639,099	7.0%

Total Non-CBU	11,195,058	10,665,202	5.0%

CBUs	35,002	5,705,207	(99.4%)

Total Net Sales	$11,230,060	$16,370,409	(31.4%)
Cost of Products Sold
Cost of products sold for the nine months ended September 30, 2008 was $8,219,261 or 73.2% of net sales compared to $11,729,236, or 71.6% of net sales for the same period of 2007, a decrease of $3,509,975, or 29.9%. The increase in the cost of sales as a percentage of sales was primarily due to the underutilization of the Company’s Grapevine, Texas manufacturing plant as a result of the Model E CBU’s decertification. This resulted in fixed overhead being under-absorbed and increasing period costs. Additionally, the Company recorded a provision for excess obsolete inventory of approximately $124,000 for the nine month period ended September 30, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2008 were $4,454,181 or 39.7% of net sales, compared to $5,550,790 or 33.9% of net sales for the same period of 2007, a reduction of $1,096,609, or 19.8%. This decrease was due to freight expenses decreasing approximately $325,000 for the nine month period ended September 30, 2008, as compared to the same period in 2007, as a result of the decreased net sales. Marketing expenses decreased approximately $238,000 from 2007 to 2008.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,“Accounting for the Impairment or Disposal of Long Lived Assets,” recorded impairment charges totaling $250,052 during the second and third quarters of 2008.
Interest Expense
Interest expense for the nine months ended September 30, 2008 was $112,287, a decrease of $34,298, or 23.4% compared to interest expense of $146,585 for the same period of 2007.
Income Taxes
For the nine months ended September 30, 2008, the Company recorded an income tax expense of $49,503 compared to an income tax benefit of $329,756 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 2.7% for the first nine months of 2008 and 31% in the first nine months of 2007. The effective tax rate for the first nine months of 2008 was lower than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $637,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.

Results of Operations — Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Overall Results and Outlook
Consolidated net sales for the third quarter of 2008 reflect a decline in net sales of $1,702,014 to $3,796,548 when compared to net sales of $5,498,562 for the same period of 2007, representing a 31.0% decline. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which was discussed in the results of operations for the nine months ended September 30, 2008. Net sales excluding CBUs for the three months ended September 30, 2008 reflect a decrease of $85,359 to $3,790,476 when compared to net sales of $3,875,835 for the same period of 2007, representing a 2.2% decrease. Pre-tax operating results improved to a pre-tax loss of $281,478 for the third quarter of 2008 from a pre-tax loss of $754,602 for the third quarter of 2007. After tax operating results improved to a net loss of $385,422 for the third quarter of 2008 from a net loss of $521,410 for the third quarter of 2007. Net loss per share (basic and diluted) was $0.25 in the third quarter of 2008, an improvement from a net loss per share (basic and diluted) of $0.34 for the third quarter of 2007.
Net Sales
Consolidated net sales for the three month period ended September 30, 2008 were $3,796,548, a decrease of $1,702,014, or 31.0%, compared to net sales of $5,498,562 for the same period of 2007. The reported decrease is due primarily to reduced volume of the model E CBU as a result of its decertification by the USPS. Net sales excluding CBUs for the three months ended September 30, 2008 reflect a decrease of $85,359 to $3,790,476 when compared to net sales of $3,875,835 for the same period of 2007, representing a 2.2% decrease. Sales of postal lockers were $1,406,856 for the three month period ended September 30, 2008, an increase of $89,773, or 6.8%, compared to sales of $1,317,083 for the same period of 2007 due primarily to increased sales of the Company’s Horizontal 4c mailboxes more than offsetting decreases of Horizontal 4b+ mailboxes. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007 and the Company is working to replace lost Horizontal 4b+ sales with the replacement Horizontal 4c. Sales of non-postal lockers for the three months ended September 30, 2008 were $2,383,620, a decrease of $175,132, or 6.8%, compared to sales of $2,558,752 for the same period of 2007. The decrease is due primarily to a one time sale to the Aquatica by Sea World water park for approximately $180,000 in the third quarter of 2007, which was not repeated in 2008.

	Three Months Ended September 30,		Percentage
	2008	2007	Increase/(Decrease)
Postal Lockers, excluding CBUs	$1,406,856	$1,317,083	6.8%
Non-Postal Lockers	2,383,620	2,558,752	(6.8%)

Total Non-CBU	3,790,476	3,875,835	(2.2%)

CBUs	6,072	1,622,727	(99.6%)

Total Net Sales	$3,796,548	$5,498,562	(31.0%)
Cost of Products Sold
Cost of products sold for the third quarter of 2008 was $2,669,916, or 70.3% of net sales, compared to $4,301,230 or 78.2% of net sales, for the same period of 2007, a decrease of $1,631,314 or 37.9%. The decrease in cost of product sold is primarily due to the decrease in net sales partially offset by increased gross margins. Gross margin for the third quarter of 2008 improved to 29.7% of sales from 21.8% for the same period of 2007. The increased gross margin is primarily due to the Company’s successful insourcing of Statesman and Ambassador lockers as well as the Company’s LEAN implementation efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the third quarter of 2008 totaled $1,342,399 or 35.3% of net sales, compared to $1,903,094 or 34.6% during the same period of 2007, a reduction of $560,695 or 29.5%. This reduction was due to freight expenses decreasing approximately $109,000 for the three month period ended September 30, 2008, as compared to the same period in 2007, as a result of the decreased net sales. Marketing expenses decreased approximately $97,000 from 2007 to 2008. Additionally, audit and tax expense decreased approximately $160,000 from 2007 to 2008 as the Company filed all of its delinquent Form 10-Q’s with the SEC.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. The Company updated their impairment analysis as of September 30, 2008 impairing an additional $22,052 of inventory related to the 4c. In total, the Company has recorded impairment of $250,052 in accordance with the provisions of Financial Accounting Standards Board Statement 144,“Accounting for the Impairment or Disposal of Long Lived Assets”.
Interest Expense
Interest expense for the third quarter of 2008 was $37,931 compared to $49,969 for the same period of 2007.
Income Taxes
For the third quarter of 2008, the Company recorded an income tax expense of $103,944 compared to an income tax benefit of $233,192 for the same period of 2007. The Company’s effective tax rate on earnings was approximately 37% and 31% in the third quarter of 2008 and 2007, respectively. The lower effective tax rate in 2007 was primarily due to a change in the Company’s effective state and foreign income tax rates. The effective tax rate for the first nine months of 2008 was lower than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $192,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2008	2007
Current Ratio	2.1 to 1	3.5 to 1
Working Capital	$3,383,533	$5,318,126
The decrease in working capital of $1,934,593 relates primarily to the net loss for the first nine months of 2008 of $1,867,691.
Prior to March 5, 2007, the Company was in technical default of its long-term debt agreement with its then primary lender, rendering the entire outstanding principal balance due upon demand. On March 5, 2007, the Company entered into a credit facility with F&M, which was used to repay the previous mortgage loan. The credit facility consisted of a $2,200,000 term loan and a $750,000 revolving line of credit. The loan and the revolving line of credit each bear interest at prime plus 75 basis points (0.75%), but no less than 5%. The term loan matures on March 5, 2012 and the revolving line of credit matures March 5, 2009. The term loan is payable in monthly installments of $22,493 in principal and accrued interest (subject to upward adjustment based upon the current interest rate in effect). The term loan is secured by a deed of trust covering the Company’s primary manufacturing and headquarters facility in Grapevine, Texas. The Company’s credit facility with F&M requires compliance with certain covenants. The covenant requiring the maintenance of a certain debt service coverage ratio was waived by F&M through January 1, 2009.
As a result of securing the new credit facility in March 2007, the Company used the proceeds of the term loan to repay the then existing mortgage. On July 24, 2008, the Company received a waiver from F&M under its credit facility with respect to, among other things, waiver of any default or event of default arising under the credit facility as a result of our failure to comply with certain reporting covenants requiring the delivery of financial statements for the first six months of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.
Contributions to our pension plans during the nine-months ended September 30, 2008 and 2007 were approximately $182,000 and $230,000, respectively. The Company expects required contributions during the remainder of 2008 to our pension plans to be approximately $69,000. The effect of the recent declines in market valuations on the assets included in the Company’s defined benefit plans has not been reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2008 due to the provisions of SFAS No. 158 that require plan assets and obligations to be re-measured annually as of our fiscal year end (December 31, 2008). As of October 31, 2008, the market declines are not anticipated to have a material effect on future net periodic pension expense or funding requirements. However, future market declines may result in material increases in future net periodic pension expense and funding requirements.
On April 25, 2008, the City of Grapevine, Texas (the “City”) notified the Company in writing of the City’s desire to acquire the real property that contains our manufacturing facility and corporate headquarters in Grapevine, Texas (the “Real Property”). The Company responded that it did not wish to sell the Real Property, but would consider an offer that reflected the fair market value of the Real Property. On June 26, 2008, the City submitted a revised offer. The Company declined the City’s revised offer, but offered to negotiate a fair market value in mediation. The Company proposed that mediation would be the least costly and most expedient option for reaching a negotiated settlement.

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
The Company and the City do not agree on the value of the Real Property. While it is too early to predict the outcome of this matter, the Company believes that if the courts were to determine the fair market value of the Real Property, it would exceed its recorded net book value as of September 30, 2008. It is possible however, that a court determination could set a value for the Real Property that is materially lower than what the Company believes is its fair market value. If the City is successful in its condemnation of the Real Property, the financial position of the Company could be materially impacted. No adjustments have been recorded in the accompanying consolidated financial statements for these uncertainties.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 16.3% of the Company’s aggregate net assets at September 30, 2008. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
On March 5, 2007, the Company entered into a credit agreement with F&M providing for a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance. This loan and the revolving line of credit each bear interest at prime plus 75 basis points (0.75%), but no less than 5%.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2008. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Board of Directors, management has identified the following material weaknesses in the Company’s internal control over financial reporting:
Material weaknesses previously identified as of December 31, 2006 that continue to exist as of December 31, 2007:
•	Perpetual Inventory System — The Company’s 2006 Annual Report on Form 10-K reported a material weakness due to the Company’s failure to routinely maintain the Company’s perpetual inventory system. As a result of this failure, the Company’s independent registered public accounting firm proposed numerous material adjustments in the Company’s financial statements as of and for the year ended December 31, 2006. Although the Company’s independent registered public accounting firm did not propose any material adjustments in 2007 related to this weakness, the Company was required to record adjustments as part of their annual closing process to adjust the perpetual inventory to the amounts determined by the Company’s physical count. Effective controls were not maintained to ensure that the Company’s inventory systems completely and accurately processed and accounted for inventory movements on an interim basis within the Company’s manufacturing facilities and adjustments were necessary to adjust interim financial statements. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

•	Entity Level Controls — The Company’s 2006 Annual Report on Form 10-K identified a material weakness due to the Company’s insufficient entity level controls, as defined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to ensure that the Company meets it disclosure and reporting obligations. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties without the oversight of the board of directors or audit committee that allowed for the creation, review, approval and processing of financial data and authorization for the preparation of consolidation schedules and resulting financial statements without independent review. Certain documents lacked physical documentation of management review and approval where such review and approval was required. Additionally, due to the dynamic and evolving nature of our business, the Company lacked sufficiently documented policies and procedures reflecting management’s expectations. While this control deficiency did not result in audit adjustments in 2007, if not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.
Material weakness initially identified as of December 31, 2007:
•	Information Technology — The Company did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties amongst personnel and to ensure that unauthorized individuals did not have access to add or change key financial data. Additionally, the Company lacked adequate personnel with relevant expertise to maintain effective controls over information technology. Although the Company did not find any instances of unauthorized transactions in fiscal 2007, it is reasonably possible that our consolidated financial statements will contain a material misstatement if this deficiency is not remediated.

•	Timeliness of Financial Reporting — The Company did not maintain adequate staffing levels throughout 2007 to rebuild its accounting function and file in a timely manner the large number of delinquent interim and annual reports that existed during that time. Additionally, the Company did not maintain effective written policies, procedures and documentation to ensure the timely filing of required interim and annual financial reports with the SEC. The Company relocated its headquarters from Jamestown, New York to Grapevine, Texas in mid-2005. As a result of this relocation, the Company experienced the turnover of its’ entire accounting department. During the current quarter, the Company filed all of its required interim reports with the SEC. This interim report was filed with the SEC in a timely manner.
Based on management’s assessment, and because of the material weaknesses described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007.
Action plan initiated in 2008 to address the material weaknesses described above that existed as of December 31, 2007:
•	Actions to strengthen controls over the Company’s perpetual inventory include: (i) appointing a Manager of Supply Chain with responsibility for day-to-day oversight of inventory control; (ii) reorganizing and restructuring the inventory control function; (iii) implementing new policies and procedures related to cycle counting, including performing root cause analysis of discrepancies; (iv) implementing new policies and procedures to ensure inventory movements are completely and accurately processed in a timely manner; and (v) detailed reviewing of bills of materials by personnel possessing relevant expertise to ensure the accuracy of information contained therein.

•	Actions to strengthen the Company’s entity level controls include: During the current quarter, the Company (i) reduced the scope of duties of key accounting and financial personnel so that the person creating and processing financial data is separate from the person performing the review and approval of the same financial data; (ii) required the physical sign-off of accounting and financial personnel on review and approval of documents where such review and approval is required; (iii) developed written documentation of policies and procedures to document management’s expectations; and (iv) required key employees to periodically certify their compliance with the Company’s code of conduct.
•	Actions to strengthen controls over the Company’s information technologies include: (i) the Company has replaced its information technology personnel with persons possessing relevant expertise to maintain control over information technology; (ii) information technology systems will be configured to ensure appropriate access controls; and (iii) key financial reporting systems will be configured to ensure unauthorized individuals do not have access to add or change key financial data.

•	Actions to strengthen controls over financial reporting to ensure the timely filing of required interim and annual financial reporting with the SEC include; (i) effective written policies and procedures to ensure the timely close of the financial reporting process are being developed; (ii) the change in accounting principles from LIFO to FIFO has eliminated the time required to calculate the LIFO reserve; (iii) the reduction of outsourced manufacturing activities has reduced the time and complexity of the procedures performed to ensure that purchase and sales transactions are recorded in the appropriate accounting period; and (iv) the filing of late interim and annual financial reports with the SEC has reduced time spent by accounting and finance personnel on these matters.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the current quarter ended September 30, 2008 that have materially affected, or are reasonable likely to affect materially, the Company’s internal control over financial reporting. However, during the current quarter, the company filed all of its required interim report with the SEC. In addition, this interim report for the period ended September 30, 2008 was filed with the SEC in a timely manner.

PART II — OTHER INFORMATION
Item 6. Exhibits.
Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

10.9	Revised Code of Ethics dated September 24, 2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
November 10, 2008	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

November 10, 2008	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer