Form 10-K
period 2008-12-31
AMERICAN LOCKER GROUP INC
filed 2010-02-02
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .
Commission file number 0-439
American Locker Group Incorporated
(Exact Name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

815 South Main Street	76051
Grapevine, Texas	(Zip Code)
(Address of principal executive offices)
(817) 329-1600
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $1.00 Per Share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of January 29, 2010, 1,589,015 shares of Common Stock, $1.00 par value per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates was $2,175,944 based on the $1.60 price at which the Common Stock was last sold on January 19, 2010. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known by the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
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
PART I
Item 1. Business.
Overview
     American Locker Group Incorporated (the “Company”) is a leading manufacturer and distributor of lockers, locks and keys with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia and South America.
     The Company’s lockers can be categorized as either postal lockers or non-postal lockers. Postal lockers are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Non-postal lockers are used for applications other than mail delivery, though most of our non-postal lockers are key controlled checking lockers.
     The following table sets forth selected products of the Company, the primary industries we serve, and some of our representative customers:
Selected products/service:
Recreation lockers - stainless steel, painted steel or aluminum and plastic lockers typically secured by a coin operated lock for storage by patrons of amusement parks, water parks, ski resorts and swimming pools.
Coin operated keys and locks - manufactured in the Company’s Ellicottville, New York facility for use in new lockers or for replacement in existing lockers.
USPS approved multi-tenant mail distribution lockers - lockers are typically installed in apartment and commercial buildings and consist of the USPS-approved Horizontal 4c and Horizontal 4b+ models. The Horizontal 4c provides for lay flat mail delivery and was mandated by the USPS to replace the 4b+ for use in new construction after October 5, 2006.
Private mail delivery lockers - used for the internal distribution of mail in colleges and universities as well as large corporate offices.
Electronic distribution lockers - used to distribute items such as industrial supplies and library books using an electronic locking mechanism.
Evidence lockers - used by law enforcement agencies to securely store evidence.
Laptop lockers - used by large corporations, libraries and schools to recharge laptop computers in a secure storage environment.
Mini-check lockers - used by health clubs, law enforcement, the military and intelligence agencies to securely store small items such as cell phones, wallets and keys.

Selected end user types:	Amusement parks Water parks Apartment buildings Law enforcement Health clubs Ski resorts Colleges and universities Military Post offices

Selected customers:	Walt Disney World Sea World Aspen Skiing Company United States Department of Homeland Security Charleston County, South Carolina AT&T United States Postal Service The UPS Store
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
     In July 2001, the Company acquired Security Manufacturing Corporation (“SMC”). SMC manufactures aluminum multi-tenant mail lockers, which historically have been sold to the United States Postal Service (“USPS”) and private markets. The Company made this acquisition to increase its product offerings to existing customers, provide additional products to attract new customers, and to increase its market share in the postal market.
     A Cluster Box Unit (“CBU”) is a free standing, multi-tenant mailbox designed to be mounted on a pedestal for use outdoors. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2008, 2007 and 2006, sales to the USPS accounted for 5.6%, 3.7%, and 3.2%, respectively, of the Company’s net sales. In addition, sales of the aluminum CBUs to the private market in 2008, 2007 and 2006 accounted for an additional 0.3%, 28.4%, and 35.6% of the Company’s sales, respectively.
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
     As a result of the decertification of the Model E CBU, the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU and the current economic environment, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes; reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.
     Edward Ruttenberg resigned from his positions as Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer, effective January 31, 2008. Mr. Ruttenberg continued to serve as a member of Board of Directors until his resignation on March 31, 2009. In connection with Mr. Ruttenberg’s resignation, John E. Harris, a current member of the Company’s Board of

Directors, was appointed as non-executive Chairman of the Board of Directors on January 11, 2008. Also on January 11, 2008, Allen D. Tilley, who is also a current member of the Company’s Board of Directors, was appointed as Chief Executive Officer of the Company, and Paul M. Zaidins, the Company’s Chief Financial Officer, was appointed as President and Chief Operating Officer of the Company. Mr. Zaidins continues to perform his duties as Chief Financial Officer, and, as President and Chief Operating Officer, oversees the Company’s day-to-day business operations.
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
Competition
     While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. and Canadian Locker Co., Ltd. are the leading suppliers of key/coin controlled checking lockers in the United States and Canada. The Company faces active competition from several manufacturers of postal locker products sold in the private market. USPS specifications limit the Company’s ability to develop postal lockers which have significant product performance differentiation from competitors. As a result, the Company differentiates itself in the postal locker market by offering a higher level of quality and service coupled with competitive prices. To the Company’s knowledge, it is the only company that manufactures both the lock and locker components featured in the products the Company sells in the non-postal locker markets in which the Company competes. Additionally, the Company believes that its recreation lockers possess a reputation in the marketplace of high quality and reliability. The Company believes this integrated secured storage solution, when combined with the Company’s high level of service, quality, and the reliability of its products, is a competitive advantage that differentiates the Company from its competitors in the non-postal locker markets.
Raw Materials
     Present sources of supplies and raw materials incorporated into the Company’s metal, aluminum and plastic lockers and locks are generally considered to be adequate and are currently available in the marketplace.
     Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2006 and 2007, the two primary raw materials utilized in the Company’s operations. These price increases continued through the third quarter of 2008 before starting to fall. The cost per pound of aluminum based on the three month buyer contract peaked on July 11, 2008 at $1.52. The average cost per pound of aluminum, based on the three month buyer contract on the London Metals Exchange, was $1.19, $1.21, and $1.18 in 2008, 2007 and 2006, respectively, representing a decrease of 1.6% from 2007 to 2008 and an increase of 2.8% from 2006 to 2007. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.
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
Employees
     The Company and its subsidiaries actively employed 117 individuals on a full-time basis as of December 31, 2008, eight of whom were based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.
Dependence on Material Customer
     During 2008, 2007 and 2006, sales to one customer, the USPS, accounted for 5.6%, 3.7% and 3.2%, respectively, of net sales. In addition, sales of the Model E CBU to the private market accounted for an additional 0.3%, 28.4% and 35.6% of the Company’s sales in 2008, 2007 and 2006, respectively. See Item 1. Business for additional information on the decrease in sales in 2008 related to the Model E CBU.

     The Company did not have any customer that was responsible for greater than 10% of consolidated revenue in 2008 and 2007.
Geographic Areas
     The Company sells lockers to foreign countries including Canada, Chile, Mexico, Greece, India, and the United Kingdom. During 2008, 2007 and 2006, sales to foreign countries accounted for 19.8%, 13.2% and 14.3%, respectively of consolidated net sales.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended $199,553, $309,038 and $324,835, in 2008, 2007 and 2006, respectively, for such activity in its continuing businesses.
Compliance with Environmental Laws and Regulations
     The Company’s facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company’s owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See “Item 3. Legal Proceedings” and Note 16 to the Company’s consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for further discussion with respect to the settlement of certain environmental litigation.
Backlog and Seasonality
     Backlog of orders is not significant in the Company’s business, as shipments usually are made shortly after orders are received. Sales of lockers are greatest during the spring and summer months and lowest during the fall and winter months. The Company generally experiences lower sales and net income in the first and fourth quarters ending in March and December, respectively.
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
     Also, copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, through a link on the Company’s website. The Company will also provide electronic copies or paper copies free of charge upon written request to the Company.
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

The Company has implemented a series of operational changes intended to reduce operating expenses. If the changes do not have the intended effects, the Company’s ability to remain in business may be adversely affected.
     As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include a reduction of administrative costs, the adoption of lean manufacturing processes, reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by a shift in the Company’s business focus to selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.
     The operational changes implemented by management assume that certain material changes in the operations of the Company will be sufficient to allow the Company to continue in operation despite the decertification of the Model E CBU by the USPS, the sales of which provided over 25% of the Company’s sales revenues in each of 2007 and 2006. Sales of the Model E CBU provided less than 1% of the Company’s sales revenues in 2008. If the operational changes do not adequately reduce the Company’s expenses, the Company’s ability to remain in business would be adversely affected.
The Company’s results of operations are dependent on the price of raw materials, particularly steel and aluminum. High raw material costs or cost increases could have a material adverse effect on the Company’s operating results.
     Volatility in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant volatility in steel and aluminum prices in 2008 and 2007. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of raw materials through product price increases. The Company’s ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company’s control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts. If the Company is not able to successfully mitigate the effects of rising raw materials costs, the Company’s results of operations, business and financial condition may be materially adversely affected.
The Company must relocate to a new facility by December 31, 2010. Failure to locate an adequate facility and relocate in a timely manner could have a materially adverse effect on the Company’s operating results.
     As a result of the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine, the Company must relocate to a new headquarters and primary manufacturing facility by December 31, 2010. The Company manufacturers all of its postal and non-postal lockers at this facility and any delays or disruptions during the relocation would negatively impact the Company’s ability to manufacture product for sale. If this were to happen it would have a materially adverse effect on the Company’s operating results and liquidity.
The global economic recession has resulted in weaker demand for the Company’s products and may create challenges for us that could have a material adverse effect on our business and results of operations.
     The global economic recession has affected our domestic and international markets, and we are experiencing weaker demand for our products. Management believes the worsening global economic conditions in 2009 and beyond will reduce customer demand across all customer segments, particularly in construction, travel and recreational industries. As a result, customers will reduce their purchases of the Company’s products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company’s results of operations, business and financial condition.
Continuing disruptions in the financial markets or other factors could affect the Company’s liquidity
     U.S. credit markets have recently experienced significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.

Terrorist attacks or international hostilities may adversely affect the Company’s business, financial condition and operating results.
     The terrorist attacks of September 11, 2001 caused a significant slowdown in our industry. Additional terrorist attacks or fear of such attacks would negatively affect the Company and our industry. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities.
The global financial crisis may have an impact on the Company’s business and financial condition in ways that management cannot predict.
     The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company’s business and financial condition. For example, the Company’s ability to access the capital and credit markets may be severely restricted which could have an impact on our flexibility to react to changing economic and business conditions.
     The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. Our funding obligations for the US Plan, which have been frozen for future benefit accruals, are governed by the Employee Retirement Income Security Act (“ERISA”). Our funding obligations for the Canadian Plan, which have been frozen for future benefit accruals, are governed by the Pension Benefits Act. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets, statutory requirements, and demographic data for participants. Due primarily to the recent decline in the investment markets, we currently expect our contributions to these plans to significantly increase for 2010 and thereafter, which could have a material adverse effect on our financial condition.
If the Company experiences losses of senior management personnel and other key employees, operating results could be adversely affected.
     We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. If we experience a substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.
The postal locker industry is subject to extensive regulation by the USPS, and new regulation might negatively impact the Company’s ability to continue to sell postal lockers or increase our operating costs
     A material portion of the Company’s postal locker sales come from products, including the Horizontal 4c and Horizontal 4b+ mailboxes, which require continued USPS approval. If the USPS were to withdraw approval for these products or change the requirements for approval, it may materially adversely affect the Company’s results of operations, business and financial condition. A change in the USPS’s requirements might also materially increase the Company’s operating costs.
     On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Sales to the private market of the Model E CBU accounted for 0.3%, 28.4%, and 35.6% of the Company’s sales in 2008, 2007 and 2006, respectively. On November 30, 2007, the Company announced that the USPS had rejected the Company’s application to manufacture the USPS-B-1118 CBU. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied most of these weaknesses during the 2007 fiscal year, the USPS noted remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. Please see Management’s Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K under Item 9A(T). However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. While the Company intends to shift its business plan to increase its focus on its higher-margin niche products to offset the loss of revenues from the USPS, failure to obtain USPS approval to manufacture the USPS-B-1118 CBU, may materially adversely affect the Company’s results of operations, business and financial condition.
The Company’s future success will depend, in large part, upon its ability to successfully introduce new products.
     The Company believes that its future success will depend, in large part, upon its ability to develop, manufacture and successfully introduce new products. The Company’s ability to successfully develop, introduce and sell new products depends upon a variety of factors, including new product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing initiatives related to the new products. Given the Company’s current financial position, the Company may not have enough capital on hand to develop, manufacture and successfully introduce new products, and a failure to do so or to obtain the necessary capital in order to do so would have a material adverse effect on the Company.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

		Approximate
		Floor Space
Location	Subsidiary	In Sq. Ft.	Use
Ellicottville, NY	American Locker Security Systems, Inc. Lock Shop and Service Center	12,800	Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	4,000 *	Sales, service and repair of lockers and locks
Toronto, Ontario	Canadian Locker Company, Ltd.	3,000 *	Warehouse
Grapevine, TX	Altreco, Inc. (Operated by Security Manufacturing Corporation)	70,000	Manufacturing and corporate headquarters (1)

TOTAL		89,800

     The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company’s presently contemplated needs.

(1)	On September 18, 2009, the Company closed the sale of its Grapevine, Texas facility. Please see Note 19 “Subsequent Events” to the Company’s consolidated financial statements for further information.
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
     Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 27 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of September 8, 2009, the most recent date information is available, is approximately 56 cases.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2008 Annual Meeting of the stockholders of the Company (the “Annual Meeting”) was held on September 24, 2008. At the Annual Meeting, the following persons were elected to serve as directors until the annual meeting of the Company’s stockholders following the fiscal year ending December 31, 2008 and until his or her respective successor is elected and qualified, or until his or her earlier death, resignation or removal from office, by the votes indicated:

			Abstain/Broker
	For	Against	Non-Votes
Edward F. Ruttenberg	1,102,379	245,518	N/A
Craig R. Frank	1,109,949	237,948	N/A
John E. Harris	1,060,079	287,818	N/A
Allen E. Tilley	1,108,169	239,728	N/A
James T. Vanasek	1,107,025	240,872	N/A
Anthony B. Johnston	1,226,307	121,590	N/A
Mary A. Stanford	1,058,555	289,342	N/A
     During the Annual Meeting, the stockholders also ratified the appointment of Travis, Wolff & Company, L.L.P. as the Company’s auditors for 2009, by the votes indicated below:

			Abstain/Broker
	For	Against	Non-Votes
Appointment of Travis, Wolff & Company, L.L.P.	1,144,843	192,376	10,678
     No other matters were voted on during the Annual Meeting. For further information with respect to the matters presented to the stockholders for approval at the Annual Meeting, please refer to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 18, 2008.
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

Market Price
Per Common Share

2008	High	Low
Quarter ended December 31, 2008	$3.50	$0.82
Quarter ended September 30, 2008	3.75	2.75
Quarter ended June 30, 2008	4.00	2.76
Quarter ended March 31, 2008	4.05	3.40

2007	High	Low
Quarter ended December 31, 2007	$5.40	$3.60
Quarter ended September 30, 2007	5.65	3.90
Quarter ended June 30, 2007	4.50	4.00
Quarter ended March 31, 2007	4.82	3.20
     The last reported sales price of the Company’s common stock as of December 31, 2008 was $0.90. The Company had 875 security holders of record as of that date.
     The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.
Equity Compensation Plan Information
     The following table summarizes as of December 31, 2008, the shares of common stock authorized for issuance under our equity compensation plans:

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders(1)	40,000	6.82	37,000
Equity compensation plans not approved by security holders	—	—	—

Total	40,000	6.82	37,000

(1)	Includes the American Locker Group Incorporated 1999 Stock Incentive Plan. Please see Note 10 “Stock-Based Compensation” to the Company’s consolidated financial statements for further information.
Item 6. Selected Financial Data.
     The following table sets forth selected historical financial data of the Company and its consolidated subsidiaries as of, and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” “Item 1. Description of Business,” and Note 17 to the Company’s consolidated financial statements in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Sales	$14,129,807	$20,242,803	$25,065,090	$32,303,689	$49,653,129
Income (loss) before income taxes	(3,353,730)	(2,749,743)	845,224	(9,512,121)	4,682,147
Income taxes	(653,519)	(845,626)	300,904	(1,272,006)	1,874,567
Net income (loss)	(2,700,211)	(1,904,117)	544,320	(8,240,115)	2,807,580
Earnings (loss) per share—basic	(1.73)	(1.23)	0.35	(5.35)	1.83
Earnings (loss) per share—diluted	(1.73)	(1.23)	0.35	(5.35)	1.80
Weighted average common shares outstanding—basic	1,564,039	1,549,516	1,547,392	1,540,179	1,534,146
Weighted average common shares outstanding—diluted	1,564,039	1,549,516	1,547,392	1,540,179	1,557,931
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	159,380	195,280	184,257	333,389	456,865
Depreciation and amortization expense	416,664	386,430	396,304	562,078	706,929
Number of employees	117	126	147	132	149
Consolidated Balance Sheet
Total assets	10,810,038	12,416,042	14,517,522	15,241,854	29,152,613
Long-term debt, including current portion	2,004,315	2,143,765	2,178,042	2,316,210	6,668,596
Stockholders’ equity	4,627,185	7,758,161	9,302,162	8,614,629	16,840,232
Stockholders’ equity per share(1)	2.94	5.01	6.00	5.57	10.98
Common shares outstanding at year-end	1,571,849	1,549,516	1,549,516	1,546,146	1,534,146
Expenditures for property, plant and equipment	334,902	818,646	98,591	475,775	280,562

(1)	Based on shares outstanding at December 31, 2008.
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
Revenue Recognition
     The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 29.3% of its revenue in 2008 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.

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
Inventories
     Inventories are stated at the lower of cost or market value using the FIFO method and are categorized as raw materials, work-in-progress or finished goods.
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
Pension Assumptions
     The Company maintains a defined benefit plan covering its U.S. employees and a separate defined benefit plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2008 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, assumptions for the rates of compensation increase and discount rate were also made. The rate of compensation increase used in determining the 2008 pension costs was 2.0% for the Canadian plan and was determined using projections of inflation and real wage increase assumptions. The discount rates used in determining the 2008 pension costs were 6.5% and 5.0% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.
     Effective July 15, 2005, the Company froze the accrual of any additional benefits under the U.S. plan. Effective January 1, 2009, the Company converted the Canadian plan from a defined benefit plan to a defined contribution plan. The conversion of the Canadian plan has the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.
Deferred Income Tax Assets
     The Company had net deferred tax assets of approximately $732,473 at December 31, 2008. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2008, are realizable. If future operating results continue to generate taxable losses, it may be necessary to provide valuation allowances to reduce the amount of the deferred income tax assets to realizable value.
Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Overall Results and Outlook
     Consolidated net sales decreased by $6,112,996, or 30.2% in 2008 to $14,129,807 as compared to the prior year net sales of $20,242,803. This decrease was attributable primarily to the USPS decertification of the Model E CBU, which is discussed in more detail below. Net sales excluding the CBUs in 2008 decreased $392,637 or 2.7% in 2008 to $14,090,921 as compared to $14,483,558 in 2007. Pre-tax operating results decreased to a pre-tax loss of $3,353,730 in 2008 from a reported pre-tax loss of $2,749,743 in 2007. After tax operating results decreased to a reported net loss of $2,700,211 in 2008 from a net loss of $1,904,117 in 2007. Net loss per share was $1.73 per share (basic and diluted) in 2008, down from net loss per share of $1.23 (basic and diluted) in the previous year.
Non-Renewal of USPS Contract and Other Events
     On May 8, 2007, the USPS notified the Company that the Technical Data Package for the USPS’s new generation USPS-B-1118 CBU was available, and by prior agreement, the Company would be permitted to manufacture and sell the current Model E CBU version for only four more months terminating on September 8, 2007. Sales of the current Model E CBUs to the private market accounted for 0.3%, 28.4% and 35.6% of the Company’s sales in 2008, 2007 and 2006, respectively. The Company continued to sell existing inventories of the Model E CBU through September 2007. After September 2007, the Company’s revenues have been adversely affected by this decertification.
     The Company submitted financial and other data as part of its application for the new CBU license program in September 2007 as step one in a multi-stage application process required by the USPS. The Company was notified by the USPS in November 2007 that its application to manufacture the USPS-B-1118 CBU had been rejected. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied many of these weaknesses during the 2007 fiscal year, the USPS noted the remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. The Company is implementing a series of operational changes to compensate for the loss of revenues from the aluminum CBU. These changes include the adoption of lean manufacturing processes, reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.
Net Sales
     Consolidated net sales in 2008 were $14,129,807, a decrease of $6,112,996, or 30.2% from net sales of $20,242,803 in 2007. Sales of the Model E CBU decreased $5,720,359 to $38,886 in 2008 as compared to $5,759,245 in 2007 due to its decertification by the USPS in September 2007. Net sales excluding CBUs decreased $392,637 or 2.7% to $14,090,921 in 2008 from $14,483,558 in 2007. Sales of postal lockers, excluding the CBU, decreased $70,985 to $5,260,616 in 2008 from $5,331,601 in 2007 due primarily to lower sales of the Horizontal 4b+ mailbox which were partially offset by higher sales of the Horizontal 4c mailbox. The Horizontal 4b+ mailbox was replaced by the new Horizontal 4c standard for use in new construction of apartment and commercial buildings after October 5, 2006. The Company did not obtain approval for a Horizontal 4c mailbox until the second half of 2007. Sales of non-postal lockers decreased $321,652 to $8,830,305 in 2008 from $9,151,957 in 2007. The decrease in non-postal locker sales was a result of general economic weakness in the fourth quarter of 2008.

     Sales by general product group for the last two years were as follows:

			Percentage
	2008	2007	Increase (Decrease)
Postal Lockers, excluding CBUs	$5,260,616	$5,331,601	(1.3%)
Non-Postal Lockers	8,830,305	9,151,957	(3.5%)

Total Non-CBU sales	14,090,921	14,483,558	(2.7%)

CBUs	38,886	5,759,245	(99.3%)

Total Net Sales	$14,129,807	$20,242,803	(30.2%)
Cost of Sales
     Consolidated cost of sales as a percentage of sales was 77.5% in 2008 as compared to 75.7% in 2007. The increase in the cost of sales as a percentage of sales was due to higher material costs in the new Horizontal 4c as compared to the Horizontal 4b+ that it replaced. Additionally, cost of sales as a percentage of sales were higher due to underutilization of the Company’s Grapevine, Texas manufacturing plant as a result of the Model E CBU’s decertification. This resulted in fixed overhead being under-absorbed and increasing period costs. The Company recorded a provision for excess and obsolete inventory of approximately $124,000 in 2008.
Selling, Administrative and General Expenses
     Selling, administrative and general expenses in 2008 totaled $6,028,730, a decrease of $1,435,357 compared to $7,464,087 in 2007. The decrease in 2008 was due to a decrease in advertising expenses of $379,524, decrease in outbound freight of $353,279, reduced professional fees of approximately $300,000 and a reduction in severance expenses of $200,000.
Asset Impairment
Due to inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the then current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” recorded impairment charges totaling $275,685 in 2008.
Other Income and Expense—Net
     Other expense in excess of other income in 2008 totaled $65,722, an increase of $3,779 compared to other expense in excess of other income of $61,943 in 2007.
Interest Expense
     Interest expense in 2008 totaled $159,380, a decrease of $35,900 compared to $195,280 in 2007. The decrease is due to lower interest rates, as a result of a lower prime rate, associated with the Company’s floating rate credit facility with F&M Bank and Trust Company.
Income Taxes
     In 2008, the Company recorded an income tax benefit of $653,519 compared to income tax benefit of $845,626 in 2007. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss was a 19.5% benefit in 2008 compared to a 30.8% benefit in 2007. The decrease in 2008 was primarily due to the increase in the deferred tax valuation allowance which accounted for a 12.5 percentage point decrease in the effective tax rate.
Results of Operations—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Overall Results and Outlook
     Overall results in 2007 were negatively impacted by the USPS decertification of the Model E CBU. The Company had consolidated net sales of $20,242,803 in 2007, a decrease of $4,822,287, or 19.2%, compared to the prior year net sales of $25,065,090. This decrease was attributable primarily to the USPS decision to decertify the Company’s Model E CBU in September 2007. From May 31, 2005, when the USPS polycarbonate CBU contract expired, until the USPS decertification of the Model E CBU, the Company had been selling the Model E CBU to the private market for use as USPS-approved mail delivery. Once the Model E CBU was decertified, the Company was no longer allowed by the USPS to sell this model to the private market for USPS-approved mail delivery. Pre-tax operating results decreased to a pre-tax loss of $2,749,743 in 2007 from a reported pre-tax profit of $845,224 in 2006. After tax operating results decreased to a reported net loss of $1,904,117 in 2007 from a net profit of $544,320 in 2006. Net loss per share was $(1.23) per share (basic and diluted) in 2007, down from net income per share of $.35 (basic and diluted) in the previous year.
Decertification of the Model E CBU
     On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. This decertification prevented the Company from selling this model to the private market for USPS-approved mail delivery. Beginning in September 2007, the Company’s revenues and profitability have been adversely affected by this decertification. Sales of the Model E aluminum CBU to the private market accounted for an additional 28.4% and 35.6% of the Company’s sales in 2007 and 2006, respectively.
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
     Sales by general product group for the last two years were as follows:

			Percentage
	2007	2006	Increase (Decrease)
Postal Lockers, excluding CBUs	$5,331,601	$6,336,513	(15.9%)
Non-Postal Lockers	9,151,957	9,569,776	(4.4%)

Total Non-CBU sales	14,483,558	15,906,289	(8.9%)

CBUs	5,759,245	9,158,801	(37.1%)

Total Net Sales	$20,242,803	$25,065,090	(19.2%)
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
Other Income and Expense—Net
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
Liquidity and Sources of Capital
Cash Flows Summary

	Year ended December 31,
	2008	2007	2006
Net cash (used in) provided by:
Operating activities	$(1,488,884)	$(294,669)	$1,443,757
Investing activities	(310,200)	(818,646)	(98,591)
Financing activities	613,173	(34,277)	(122,454)
Effect of exchange rate changes on cash	(96,056)	201,319	7,497

Increase (Decrease) in cash and cash equivalents	$(1,281,967)	$(946,273)	$1,230,209

Operating Activities
     In 2008, the Company used net cash in operating activities of $1,488,884 compared with net cash used in operating activities of $294,669 in 2007. The change was due primarily to the net loss of $2,700,212 in 2008 partially offset by an increase in income taxes receivable of $1,561,991, a reduction in inventory of $655,325, an increase in pension benefits of $494,788, depreciation of $416,664, and a reduction in deferred income taxes of $528,932 compared with a net loss of $1,904,117 in 2007.
     In 2007, the Company used net cash in operating activities of $294,669 compared with net cash provided by operating activities of $1,443,757 in 2006. The change was due primarily to the net loss of $1,904,117 in 2007 partially offset by a reduction in accounts receivable of $1,343,848 compared with net income of $544,320 in 2006.
Investing Activities
     Net cash used in investing activities was $310,200 in 2008 compared with net cash used in investing activities of $818,646 in 2007. The change was due to reduced capital expenditures in 2008 as compared to 2007.
     Net cash used in investing activities was $818,646 in 2007 compared with net cash used in financing activities of $98,591 in 2006. The change was due to increased capital expenditures in 2007 as the Company invested in new machinery and equipment at their Grapevine, Texas manufacturing facility as part of the launch of the Horizontal 4c product and to support the lean manufacturing initiative.
Financing Activities
     Net cash provided by financing activities was $613,173 in 2008 compared with net cash used in financing activities of $34,277 in 2007. The change is due to the Company borrowing $752,623 under its Line of Credit (defined below) and issuing $67,594 of common stock partially offset by principal payments of $139,450 on its mortgage.
     Net cash used in financing activities was $34,277 in 2007 compared with net cash used in financing activities of $122,454 in 2006. The change is due to the longer amortization period in the Company’s current mortgage payable as compared to the previous mortgage payable and the increase in mortgage debt as a result of the F&M Bank and Trust Co. (“F&M Bank”) mortgage.
     On December 31, 2008, outstanding debt totaled $2,756,938 compared with $2,143,765 at December 31, 2007 and $2,178,042 at December 31, 2006. The increase in debt during 2008 reflects borrowings under the Company’s Line of Credit.

     On March 6, 2007, the Company obtained a $750,000 revolving line of credit (the “Line of Credit”) and a $2,200,000 mortgage loan (the “Mortgage Loan”) from The F&M Bank. The Line of Credit was established under a Loan Agreement between the Company, the F&M Bank and Altreco, Incorporated, a wholly-owned subsidiary of the Company, as Guarantor (“Altreco”). The Mortgage Loan was established under a separate Loan Agreement between the Company, F&M Bank and Altreco, as Guarantor.
     The proceeds of the Mortgage Loan were used to satisfy the outstanding principal balance and related costs of the Company’s existing mortgage loan with Manufacturers and Traders Trust Company, under which the Company had been in default since March 2005. The proceeds of the Line of Credit have been used primarily for working capital needs in the ordinary course of business and for general corporate purposes
     On March 28, 2008, April 28, 2008 and June 13, 2008, the Company received waivers from The F&M Bank under its Loan Agreement with respect to, among other things, waiver of any default or event of default arising under the Credit Facility as a result of our failure to comply with certain reporting covenants requiring the delivery of the Company’s 2007 Annual Report on Form 10-K as well as the delivery of financial statements for the first quarter of 2008. Additionally, the covenant requiring the maintenance of a certain debt service coverage ratio was waived through January 1, 2009.
     On December 31, 2008, the Company had $750,000 of borrowings, leaving no additional availability for borrowings under the Line of Credit.
     On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank. The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009 and was secured by all accounts receivable, inventory and equipment as well as a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
     On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing Mortgage Loan with the F&M Bank. Interest on the loan is 12% per annum and is payable monthly. The loan matures on March 20, 2011.
     On July 29, 2009, the Company entered into a receivables purchase agreement ( the “Receivables Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
     The Receivables Agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.
     Proceeds from the sales of receivables under the Receivables Agreement were used to repay the Line of Credit with the F&M Bank. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice.
     On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through December 31, 2010. Proceeds of the sale were used to pay off the $2 million mortgage from F.F.F.C., Inc. and for general working capital purposes. The City paid a purchase price of $2,747,000. The Company estimates the total value of this transaction at $3,500,000.
Effect of Exchange Rate Changes on Cash
     Net cash used by the effect of exchange rate changes on cash was $96,056 in 2008 as compared to net cash provided of $201,318 in 2007. The change was primarily due to the decrease in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”) which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate decreased 19.7% from $1.0194 to $0.8183 between December 31, 2007 and 2008.

     Net cash provided by the effect of exchange rate changes on cash was $201,318 in 2007 as compared to $7,497 in 2006. The change was primarily due to the increase in value of the CAD as compared to the USD which caused an increase in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 18.8% from $0.8581 to $1.0194 between December 31, 2006 and 2007.
Cash and Cash Equivalents
     On December 31, 2008, the Company had cash and cash equivalents of $279,984 compared with $1,561,951 on December 31, 2007. The change was due primarily to the net loss of $2,700,212 in 2008 partially offset by an increase in income taxes receivable of $1,561,991, a reduction in inventory of $655,325, an increase in pension benefits of $113,726, depreciation of $416,664, and a reduction in deferred income taxes of $909,994.
Liquidity
     The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2008	2007
Current Ratio	1.9 to 1	3.5 to 1
Working Capital	$2,802,308	$5,318,126
     The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the receivables purchase agreement.
     Expected uses of cash in fiscal 2009 include funds required to support the Company’s operating activities, capital expenditures, and contributions to the Company’s defined benefit pension plans. The Company expects capital expenditures in 2009 to be less than in 2008.
     The Company has taken steps to enhance the Company’s liquidity position with the new receivables purchase agreement which expands their ability to leverage accounts receivable. The Company’s plans to manage the Company’s liquidity position in 2009 include maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of lean manufacturing processes and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
     The Company has considered the impact of the financial outlook on the Company’s liquidity and has performed an analysis of the key assumptions in their forecast. Based upon these analyses and evaluations, the Company expects that their anticipated sources of liquidity will be sufficient to meet their obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2009.
     On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009 (HR 3548) into law. The law includes a provision that will allow the Company to carryback its net operating loss for federal income tax purposes from 2008 for up to five years and obtain a refund to the extent that taxes were paid in the previous five years. As a result of this law, the Company anticipates receiving a refund in the amount of approximately $1,400,000 during the first quarter of 2010.
     Credit markets have recently experienced significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations
     The Company has contractual obligations as of December 31, 2008 relating to long-term and current debt and operating lease arrangements. The Company does not guarantee the debt of any third parties. All of the Company’s subsidiaries are 100% owned by the Company and are included in its consolidated financial statements. Total payments to be made under long-term debt and operating leases are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,004,315	$173,354	$1,830,961	$—	$—
Line of credit obligations	752,623	752,623	—	—	—
Operating lease obligations	91,930	57,296	34,634	—	—

Total	$2,848,868	$983,273	$1,865,595	$—	$—

     The above amounts for long-term debt do not include interest.
     The Company has had continuing obligations under its U.S. and Canadian defined benefit pension plans. These are funded plans under which the Company is required to make contributions to meet ERISA and Canadian funding requirements. The Company’s contributions to the plans have ranged from approximately $100,000 to $400,000 over the last four years. The required funding is based on actuarial calculations that take into account various actuarial results and certain assumptions. Contributions to the plans for the year ended December 31, 2008 totaled $229,196.
Impact of Inflation and Changing Prices
     Inflation in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant increases in steel and aluminum prices in 2006 and 2007, the two primary raw materials utilized in the Company’s operations. These price increases continued through the third quarter of 2008 before starting to fall. The cost per pound of aluminum based on the three month buyer contract peaked on July 11, 2008 at $1.5150. The average cost per pound of aluminum based on the three month buyer contract on the London Metals Exchange was $1.1880, $1.2077, and $1.1752 in 2008, 2007 and 2006, respectively, representing a decrease of 1.6% from 2007 to 2008 and an increase of 2.8% from 2006 to 2007. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.
     The Company intends to seek additional ways to control the administrative costs necessary to successfully run the business. By controlling these costs, such as administrative costs, the Company can continue to competitively price its products with other top quality locker manufacturers and distributors.
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
Foreign Currency
     The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk, since the Canadian operation’s net assets represent only 12.7% of the Company’s aggregate net assets at December 31, 2008. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
     On March 5, 2007, the Company entered into a new credit agreement which provided a $2,200,000 term loan, the proceeds of which were used to repay the then outstanding mortgage balance, and a $750,000 line of credit. These loans bear interest at the Bank’s prime rate plus .75% (5.0% on December 31, 2008).

Effect of New Accounting Guidance
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008 and the impact on the Company’s consolidated financial statements was immaterial.
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
     In December 2007 FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the impact adoption of SFAS No. 160 to have a significant impact on the financial statements.
     In May 2008 the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. SFAS 162 did not have a material impact on the Company’s consolidated financial statements upon adoption.
     In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of FSP EITF 03-6-1 may have on the consolidated financial statements.
     In April 2009 the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     SFAS 141(R) and FSP FAS 141(R)-1 are effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009. The Company does not expect the adoption of SFAS 141(R) and FSP FAS 141(R)-1 to have a significant impact on the consolidated financial statements.
     In May 2009 the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. SFAS 165 also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a significant impact on the consolidated financial statements.
     In June 2009 the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.
     In June 2009 the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). SAB 112 is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations accounted for in accordance with FAS 141R and non-controlling interests accounted for in accordance with FAS 160.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Locker Group Incorporated
We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 7 and 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” and effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R.”
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Travis, Wolff & Company, L.L.P.
Dallas, Texas
February 1, 2010

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$279,984	$1,561,951
Accounts receivable, less allowance for doubtful accounts of $180,000 in 2008 and $233,000 in 2007	1,315,536	1,568,464
Inventories, net	2,396,185	3,060,341
Prepaid expenses	212,867	223,068
Income tax receivable	1,599,892	44,467
Deferred income taxes	180,430	987,538

Total current assets	5,984,894	7,445,829
Property, plant and equipment:
Land	500,500	500,500
Buildings and leasehold improvements	3,503,515	3,509,891
Machinery and equipment	7,756,607	8,045,859

	11,760,622	12,056,250
Less allowance for depreciation and amortization	(7,526,963)	(7,543,465)

	4,233,659	4,512,785
Prepaid pension	39,442	—
Deferred income taxes	552,043	457,428

Total assets	$10,810,038	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2008	2007
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$752,623	$—
Current portion of long-term debt	173,354	96,530
Accounts payable	1,853,225	1,236,316
Commissions, salaries, wages and taxes thereon	182,752	285,759
Income taxes payable	68,791	72,146
Other accrued expenses and current liabilities	151,841	436,952

Total current liabilities	3,182,586	2,127,703
Long-term liabilities:
Long-term debt, net of current portion	1,830,961	2,047,235
Pension and other benefits	1,169,306	482,943

	3,000,267	2,530,178
Total liabilities	6,182,853	4,657,881
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000
Issued shares—1,763,849 and 1,741,516 in 2008 and 2007, respectively
Outstanding shares—1,571,849 and 1,549,516 in 2008 and 2007, respectively	1,763,849	1,741,516
Other capital	233,841	184,988
Retained earnings	5,318,243	8,018,454
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(576,748)	(74,797)

Total stockholders’ equity	4,627,185	7,758,161

Total liabilities and stockholders’ equity	$10,810,038	$12,416,042

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006
Net sales	$14,129,807	$20,242,803	$25,065,090
Cost of products sold	10,954,020	15,321,106	16,619,734

Gross profit	3,175,787	4,921,697	8,445,356
Selling, administrative and general expenses	6,028,730	7,464,087	7,285,212
Asset impairment	275,685	—	—

	(3,128,628)	(2,542,390)	1,160,144
Interest income	10,891	49,870	29,070
Other income (expense)—net	(76,613)	(61,943)	(159,733)
Interest (expense)	(159,380)	(195,280)	(184,257)

Income (loss) before income taxes	(3,353,730)	(2,749,743)	845,224
Income tax expense (benefit)	(653,519)	(845,626)	300,904

Net income (loss)	$(2,700,211)	$(1,904,117)	$544,320

Weighted average common shares:
Basic	1,564,039	1,549,516	1,547,392

Diluted	1,564,039	1,549,516	1,547,392

Earnings (loss) per share of common stock:
Basic	$(1.73)	$(1.23)	$0.35

Diluted	$(1.73)	$(1.23)	$0.35

Dividends per share of common stock	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common	Other	Retained		Other Comprehensive	Total Stockholders’
	Stock	Capital	Earnings	Treasury Stock	Income (Loss)	Equity
Balance at January 1, 2006	$1,738,146	$132,071	$9,378,251	$(2,112,000)	$(521,838)	$8,614,630
Net income (loss)	—	—	544,320	—	—	544,320
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	7,361	7,361
Minimum pension liability adjustment, net of tax benefit of $80,091	—	—	—	—	120,137	120,137

Total comprehensive income						671,818
Common stock issued (3,370 shares)	3,370	12,344	—	—	—	15,714

Balance at December 31, 2006	$1,741,516	$144,415	$9,922,571	$(2,112,000)	$(394,340)	$9,302,162
Net income (loss)	—	—	(1,904,117)	—	—	(1,904,117)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	249,491	249,491
Minimum pension liability adjustment, net of tax benefit of $46,707	—	—	—	—	70,052	70,052

Total comprehensive loss						(1,584,574)
Stock-based compensation	—	40,573	—	—	—	40,573

Balance at December 31, 2007	$1,741,516	$184,988	$8,018,454	$(2,112,000)	$(74,797)	$7,758,161

Net income (loss)	—	—	(2,700,211)	—	—	(2,700,211)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(205,775)	(205,775)
Minimum pension liability adjustment, net of tax benefit of $197,451	—	—	—	—	(296,176)	(296,176)

Total comprehensive loss						(3,202,162)
Common stock issued (22,333 shares)	22,333	45,261	—	—	—	67,594
Stock-based compensation	—	3,592	—	—	—	3,592

Balance at December 31, 2008	$1,763,849	$233,841	$5,318,243	$(2,112,000)	$(576,748)	$4,627,185

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$(2,700,211)	$(1,904,117)	$544,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	416,664	386,430	396,304
Provision for uncollectible accounts	60,182	61,000	77,939
Equity based compensation	71,186	40,573	—
Loss on disposal of assets	138	—	—
Deferred income taxes	909,994	(488,728)	400,251
Impairment of assets	275,685	—	—
Changes in assets and liabilities:
Accounts and other receivables	81,496	1,343,848	986,803
Inventories	545,510	341,078	(92,738)
Prepaid expenses	7,384	(78,110)	(92,610)
Accounts payable and accrued expenses	291,353	(363,602)	(928,210)
Income taxes	(1,561,991)	602,857	476,772
Pension and other benefits	113,726	(235,898)	(325,074)

Net cash provided by (used in) operating activities	(1,488,884)	(294,669)	1,443,757
Investing activities
Purchase of property, plant and equipment	(334,902)	(818,646)	(98,591)
Proceeds from sale of property, plant and equipment	24,702	—	—

Net cash used in investing activities	(310,200)	(818,646)	(98,591)
Financing activities
Long-term debt payments	(139,450)	(2,234,277)	(138,168)
Long-term debt borrowings	—	2,200,000	—
Borrowings under revolving line of credit	752,623	—	—
Common stock issued	—	—	15,714

Net cash provided by (used in) financing activities	613,173	(34,277)	(122,454)

Effect of exchange rate changes on cash	(96,056)	201,319	7,497

Net increase (decrease) in cash and cash equivalents	(1,281,967)	(946,273)	1,230,209
Cash and cash equivalents at beginning of year	1,561,951	2,508,224	1,278,015

Cash and cash equivalents at end of year	$279,984	$1,561,951	$2,508,224

Supplemental cash flow information:
Cash paid during the year for:
Interest	$152,343	$195,502	$183,708

Income taxes	$11,806	$15,898	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2008
1. Basis of Presentation
Consolidation, Business Description and Current Operating Condition
     The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the “Company”), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading manufacturer and distributor of lockers, locks and keys. The Company’s lockers can be categorized as either postal lockers or non-postal lockers. Postal lockers are used for the delivery of mail. Most non-postal lockers are key controlled checking lockers. The Company is best known for manufacturing and servicing the key and lock system with the plastic orange cap. The Company serves customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia and South America.
     On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2008, 2007 and 2006, sales to the USPS accounted for 5.6%, 3.7%, and 3.2%, respectively, of the Company’s net sales. In addition, sales of aluminum CBUs to the private market accounted for an additional 0.3%, 28.4%, and 35.6% of the Company’s sales in 2008, 2007 and 2006, respectively.
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
     As a result of the decertification of the Model E CBU, the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU and the current economic environment, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include the adoption of lean manufacturing processes, reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs) and improving the Company’s sales and distribution efforts.
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
     Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $60,000, $61,000 and $87,000 for 2008, 2007 and 2006, respectively. The net charge-off of bad debts was approximately $113,000, $41,000 and $9,000 for 2008, 2007 and 2006, respectively.

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
     Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with SFAS No. 144 (SFAS 144) “Accounting for the Disposal of Long Lived Assets”. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded an equipment impairment charge of $164,000 in 2008 related to the decision to redesign the Horizontal 4c product line, please refer to Note 17 “Asset Impairment” for further information. The Company recorded no asset impairment charges in 2007 or 2006.
     Depreciation expense was $416,664 in 2008, of which $254,754 was included in cost of products sold, and $161,910 was included in selling, administrative and general expenses. Depreciation expense was $386,430 in 2007, of which $239,887 was included in cost of products sold, and $146,534 was included in selling, administrative and general expenses. Depreciation expense was $396,304 in 2006, of which $252,648 was included in cost of products sold, and $143,656 was included in selling, administrative and general expenses.
Pensions and Postretirement Benefits
     The Company has two defined benefit plans which recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 8 ‘Pensions and Other Postretirement Benefits,” for further detail on the plans.
Revenue Recognition
     The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 29.3% of its revenue in 2008 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.
Shipping and Handling Costs
     Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $866,000, $1,209,000 and $1,340,000 during 2008, 2007 and 2006, respectively.
Advertising Expense
     The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred approximately $219,000, $598,000 and $238,000 in advertising costs during 2008, 2007 and 2006, respectively.
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
     The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended approximately $200,000, $309,000 and $325,000 in 2008, 2007 and 2006, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.
Earnings Per Share
     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under SFAS No. 128 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares. Please refer to Note 12 for further information.
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
Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” on a modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of Statement 123R. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Net income for 2008, 2007 and 2006 include pretax stock option expense of $3,592, $40,573 and $0, respectively. These expenses were included in selling, administrative and general expense.

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
New Accounting Pronouncements
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157) “Fair Value Measurements,” which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008 and the impact on the Company’s consolidated financial statements was immaterial.
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
     In December 2007 FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on the financial statements.
     In May 2008 the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. SFAS 162 did not have a material impact on the Company’s consolidated financial statements upon adoption.

     In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact adoption of FSP EITF 03-6-1 may have on the consolidated financial statements.
     In April 2009 the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS 141 (R). This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     SFAS 141(R) and FSP FAS 141(R)-1 are effective for the financial statements included in the Company’s quarterly report for the three months ended March 31, 2009. The Company does not expect the adoption of SFAS 141(R) and FSP FAS 141(R)-1 to have a significant impact on the consolidated financial statements.
     In May 2009 the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. SFAS 165 also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a significant impact on the consolidated financial statements.
     In June 2009 the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.
     In June 2009 the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). SAB 112 is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations accounted for in accordance with FAS 141R and non-controlling interests accounted for in accordance with FAS 160.
3. Inventories
     Inventories consist of the following:

	December 31,
	2008	2007
Finished products	$77,665	$333,653
Work-in-process	1,071,218	898,620
Raw materials	1,247,302	1,828,068

Net inventories	$2,396,185	$3,060,341

4. Other Accrued Expenses and Current Liabilities
     Accrued expenses consist of the following at December 31:

	December 31,
	2008	2007
Short-term pension liability	$—	$177,987
Restructuring liability	—	11,941
Accrued severance	94,687	200,000
Accrued expenses, other	57,154	47,024

Total accrued expenses	$151,841	$436,952

5. Debt
     Long-term debt consists of the following:

	December 31,
	2008	2007
Mortgage payable to bank through January 2012 at $22,493 monthly including interest at prime plus 75 basis points with a 5% floor (5% at December 31, 2008) with payment for remaining balance due February 1, 2012, collateralized by real estate	$2,004,315	$2,143,765
Less current portion	(173,354)	(96,530)

Long-term portion	$1,830,961	$2,047,235

     At December 31, 2008 the Company had borrowings under the revolving line of credit of $750,000 leaving no availability for additional borrowing based upon the borrowing base as amended March 5, 2009. The Company had no borrowings under the revolving line of credit as of December 31, 2007.
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
     On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company (F&M Bank”). The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009. The line of credit was secured by all accounts receivable, inventory and equipment as well as a Deed of Trust covering the primary manufacturing and headquarters facility in Grapevine, Texas. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
     On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank. Interest on the loan is 12% per annum and is payable monthly. The loan matures on March 20, 2011.
     On July 29, 2009, the Company entered into a receivables purchase agreement with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
     The receivables purchase agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.

Proceeds from the sales of receivables under the receivables purchase agreement were used to repay the Company’s existing $750,000 revolving line of credit with F&M Bank. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the receivables purchase agreement. The receivables purchase agreement is terminable at any time by either the Company or GCBT upon the giving of notice. The receivables purchase agreement matures on July 29, 2010.
6. Operating Leases
     The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2008:

2009	$57,296
2010	23,773
2011	10,861
2012	—
2013	—

Total	$91,930

     Rent expense amounted to approximately $80,000, $136,000 and $150,000 in 2008, 2007 and 2006, respectively.
7. Income Taxes
     For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2008	2007	2006
United States income (loss)	$(3,064,985)	$(2,881,400)	$677,396
Foreign income (loss)	(288,745)	131,657	167,828

	$(3,353,730)	$(2,749,743)	$845,224

     Significant components of the provision for income taxes are as follows:

	2008	2007	2006
Current:
Federal	$(1,589,218)	$(217,023)	$977
State	25,266	(105,590)	139
Foreign	439	49,192	65,453

Total current	(1,563,513)	(273,421)	66,569
Deferred:
Federal	855,002	(529,628)	182,726
State	10,279	(36,346)	27,876
Foreign	44,713	(6,231)	23,733

	909,994	(572,205)	234,335

	$(653,519)	$(845,626)	$300,904

     The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2008	2007	2006
Statutory income tax rate	(34%)	(34%)	34%
State and foreign income taxes, net of federal benefit	(1)	(1)	3
Change in valuation allowance	13	11	—
Foreign earnings taxed at different rate	—	(4)	—
Change in estimated state income tax rate	—	(4)	—
Other permanent differences	2	1	(1)

	(20%)	(31%)	36%

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

	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$4,933	$—
Prepaid expenses and other	4,609	4,609

Total deferred tax liabilities	9,542	4,609
Deferred tax assets:
Property, plant and equipment	—	9,332
Operating loss carryforwards	839,244	703,651
Postretirement benefits	23,471	23,471
Pension costs	422,273	257,401
Allowance for doubtful accounts	52,573	73,194
Other assets	14,332	16,626
Accrued expenses	22,532	65,828
Other employee benefits	26,262	31,381
Inventory costs	56,005	564,342

Total deferred tax assets	1,456,692	1,745,226

Net	1,447,150	1,740,617
Valuation allowance	(714,677)	(295,651)

Net	$732,473	$1,444,966

Current deferred tax asset	$180,430	$987,538
Long-term deferred tax asset	552,043	457,428

	$732,473	$1,444,966

     As of December 31, 2008 and 2007, the Company’s gross deferred tax assets are reduced by a valuation allowance of $714,677 and $295,651, respectively, due to negative evidence, primarily continued operating losses, indicating that a valuation allowance is required under SFAS No. 109. The valuation allowance was created during 2007, principally due to the Company’s net operating loss incurred during 2007. Increases in 2008 are primarily due to net operating losses incurred during 2008 partially offset by the five year net operating loss carryback provisions included in Worker, Homeownership, and Business Assistance Act of 2009.
     As of December 31, 2008, the Company had U.S. net operating loss carryforwards for federal and state income tax purposes of approximately $2,047,000 and $5,419,000, respectively. These net operating losses are available to offset future federal and state income, if any, through 2028.
     The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $658,000 at December 31, 2008.
     The Company files an income tax return in the U.S. federal jurisdiction and Texas. Tax returns for the years 2005 through 2008 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest related to uncertain tax positions had been accrued.

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
     The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2006, 2007 and 2008. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.
Canadian Pension Plan
     Effective January 1, 2009, the Company converted its pension plan (the “Canadian Plan”) for its Canadian employees from a noncontributory defined benefit plan to a defined contribution plan. Until the conversion, benefits for the salaried employees were based on specified percentages of the employees’ monthly compensation. The conversion of the Canadian plan has the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.
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
     In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute have taken effect January 1, 2008. Among other things, the statue is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. Contributions to be made to the plan in 2009 are expected to approximate $49,000 for the U.S. plan and $61,000 for the Canadian plan. However, contributions for 2010 and beyond have not been quantified at this time.
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

     The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,023,001	$3,369,674	$1,362,530	$1,122,137
Service cost	21,300	29,610	33,704	31,627
Interest cost	193,552	191,828	62,688	60,727
Benefit payments	(485,490)	(166,287)	(84,403)	(82,903)
Administrative expenses	(13,808)	(18,174)	—	—
Actuarial (gain) loss	149,726	(383,650)	(166,162)	17,591
Currency translation adjustment	—	—	(240,057)	213,351
Settlements	—	—	(61,460)	—

Projected benefit obligation at end of year	2,888,281	3,023,001	906,840	1,362,530
Change in plan assets
Fair value of plan assets at beginning of year	2,608,288	2,639,553	1,184,543	927,607
Actual return on plan assets	(395,204)	52,447	(76,661)	(5,428)
Benefit payments	(485,490)	(166,287)	(84,403)	(82,903)
Employer contribution	73,419	100,749	155,777	164,122
Administrative expenses	(13,808)	(18,174)	—	—
Currency translation adjustment	—	—	(232,974)	181,145

Fair value of plan assets at end of year	1,787,205	2,608,288	946,282	1,184,543

Plan assets (less) greater than benefit obligation	$(1,101,076)	$(414,713)	$39,442	$(177,987)
The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Non-current assets	$—	$—	$39,442	$—
Current liabilities	—	—	—	(177,987)
Non-current liabilities	(1,101,076)	(414,713)	—	—

Net amount recognized	$(1,101,076)	$(414,713)	$39,442	(177,987)

     Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Unrecognized net loss	$823,177	$202,150	$163,333	$290,733

	$823,177	$202,150	$163,333	$290,733

     The estimated net loss that will be amortized from accumulated other comprehensive income net periodic pension cost over the next fiscal year is $45,000 and $5,000 for the U.S. Plan and Canadian Plan, respectively.

     Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$21,300	$29,610	$30,487	$33,704	$31,627	$29,198
Interest cost	193,552	191,828	184,377	62,688	60,727	57,954
Expected return on plan assets	(197,021)	(197,588)	(178,868)	(79,682)	(73,078)	(68,980)
Net actuarial loss	—	—	29,916	9,535	—	—
Amortization of prior service cost	—	9,384	—	—	3,275	3,087

Net periodic benefit cost	$17,831	$33,234	$65,912	$26,245	$22,551	$21,259

     Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2009	$105,000	$72,000
2010	104,000	310,000
2011	110,000	67,000
2012	136,000	65,000
2013	168,000	62,000
2014 through 2018	867,000	261,000
     Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Weighted average assumptions as of December 31:
Discount rate	6.10%	6.50%	6.75%	5.00%
Rate of compensation increase	—	—	2.00%	2.00%
The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2008	2007	2008	2007
Weighted average assumptions as of December 31:
Discount rate	6.50%	5.75%	5.00%	5.00%
Expected return on plan assets	7.50%	7.50%	7.00%	7.00%
Rate of compensation increase	—	—	2.00%	2.00%
     The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $2,888,281 and $3,023,001 at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the Canadian Plan was $906,840 and $1,305,342 at December 31, 2008 and 2007, respectively.
Death Benefit Plan
     The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $68,000 at December 31, 2008 and 2007 and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2008, 2007 or 2006 related to the death benefit, as the Plan is closed to new participants.
Defined Contribution Plan
     During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $10,000, $14,000 and $14,000 in connection with its contribution to the plan during 2008, 2007 and 2006, respectively.
9. Capital Stock
     The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2008, the Company issued 19,000 shares of common stock as compensation to the directors and 3,333 shares to an executive officer and increased other capital by $45,267 representing compensation expense of $67,600. In addition, other capital increased by $3,586 representing net compensation expense for stock options. During 2006, the Company issued 3,370 shares of common stock as compensation to the non-employee directors. As of December 31, 2008, 1,763,849 shares of common stock had been issued, of which 1,571,849 were outstanding, and zero shares of preferred stock were outstanding
10. Stock-Based Compensation
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
     At December 31, 2008 and 2007, there were no stock appreciation rights outstanding.
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
     The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2008	2007	2006
Option term (years)	—	10	—
Volatility	—	77.0%	—
Risk-free interest rate	—	4.5%	—
Dividend yield	—	0.0%	—
Termination rate	—	10.0%	—
Weighted average fair value per option granted	—	$4.08	—

     Net income for 2008 and 2007 include pretax stock option expense of $3,592 and $40,573, respectively. These expenses were included in selling, administrative and general expense.

     The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding—beginning of year	64,000	$6.12	31,000	$7.51	33,600	$7.43
Exercised	—	—	—	—	—	—
Granted	—	—	36,000	4.95	—	—
Expired or forfeited	(24,000)	4.95	(3,000)	6.50	(2,600)	6.50

Outstanding—end of year	40,000	$6.82	64,000	$6.12	31,000	$7.51

Exercisable—end of year	36,000		32,000		31,000

     The following tables summarize information about stock options vested and unvested as of December 31, 2008

Vested				Unvested
			Remaining				Remaining
			Years of				Years of
Exercise	Number of	Intrinsic	Contractual	Exercise	Number of	Intrinsic	Contractual
Price	Options	Value	Life	Price	Options	Value	Life
$4.95	8,000	—	8.7	$4.95	4,000	—	8.7
$6.50	8,000	—	0.9
$7.25	10,000	—	1.2
$8.88	10,000	—	0.4

	36,000	—

     At December 31, 2008, the total unrecognized compensation cost related to stock options expected to vest was approximately $14,000 and is expected to be recognized over a weighted average period of eight months. At December 31, 2008, 37,000 options remain available for future issuance under the Plan.
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

12. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
Numerator:
Net income (loss)	$(2,700,211)	$(1,904,117)	$544,320
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,564,039	1,549,516	1,547,392
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,564,039	1,549,516	1,547,392

Basic earnings (loss) per share	$(1.73)	$(1.23)	$0.35

Diluted earnings (loss) per share	$(1.73)	$(1.23)	$0.35

     For the year ended December 31, 2008, 2007 and 2006, 40,000, 64,000 and 31,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.
13. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss for the years ended December 31 are as follows:

	2008	2007
Foreign currency translation adjustment	$15,157	$220,932
Minimum pension liability adjustment, net of tax effect of $394,605 in 2008 and $197,154 in 2007	(591,905)	(295,729)

	$(576,748)	$(74,797)

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

	2008	2007	2006
United States customers	$11,333,442	$17,574,065	$21,476,311
Canadian and other foreign customers	2,796,365	2,668,738	3,588,779

	$14,129,807	$20,242,803	$25,065,090

     The Company did not have any customers that accounted for more than 10% of consolidated sales in 2008, 2007 and 2006.
     At December 31, 2008 and 2007, the Company had unsecured trade receivables from governmental agencies of approximately $19,000 and $84,000, respectively. At December 31, 2008 and 2007, the Company had trade receivables from customers considered to be distributors of approximately $478,000 and $561,000, respectively.
     At December 31, 2008 and 2007, the Company had one customer that accounted for 15.1% and 15.3% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.
15. Related Parties
     Edward Ruttenberg, a director of the Company through March 31, 2009, is a stockholder and director of Rollform of Jamestown, Inc. (“Rollform”), a rollforming company. One of the Company’s subsidiaries paid rent of approximately $0, $3,600, and $1,900 to Rollform in 2008, 2007 and 2006, respectively. There were no purchases from Rollform in 2008, 2007 and 2006. Mr. Ruttenberg resigned as a director of the Company effective March 31, 2009.

     Alan H. Finegold, a director of the Company through January 2, 2007, was paid approximately $0, $22,000 and $280,000 for legal services to the Company in 2008, 2007 and 2006, respectively. Amounts due Mr. Finegold and included in accounts payable at December 31, 2008 and 2007 totaled approximately $0 and $1,500, respectively. Mr. Finegold resigned as a director of the Company effective January 2, 2007.
     Roy J. Glosser, a former director and officer of the Company, is related to the Chairman of the Board of Signore, Inc., a vendor that supplied metal lockers to the Company through June 2006. Purchases from Signore, Inc. totaled approximately $0, $0 and $939,000 in 2008, 2007 and 2006, respectively. The Company terminated its relationship with Signore, Inc. in 2006.
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
     Beginning in September 1998 the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 27 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of September 8, 2009, the most recent date information is available, is approximately 56 cases.
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
     The new Horizontal 4c design will contain approximately 38 fewer pounds of aluminum than the current model. The new design will also replace the labor intensive two piece extrusion door design with a single piece extrusion. The new Horizontal 4c design must pass certain USPS tests to ensure it meets performance and design criteria before the Company can offer it for sale. Subsequent to year-end, the Company met the USPS’s design and performance criteria and started selling the new Horizontal 4c design in March of 2009.
     As a result of the redesign of the Horizontal 4c, the value of tooling and inventory used in the current design is considered impaired. To implement the redesign, the Company incurred aggregate impairment charges and costs of $275,685. In accordance with Financial Accounting Standards (FAS) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, costs associated with an impairment loss are recognized when the carrying amount of the long lived asset (asset group) is not recoverable and exceeds its fair value.
     The following table summarizes impairment costs incurred by the Company in the year ended December 31, 2008:

Equipment depreciation	$164,000
Inventory obsolescence charge	111,685

Total asset impairment	$275,685
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
19. Subsequent Events
     As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages. The restructuring will result in approximately $1,400,000 in annual savings.
     The Company converted its Canadian pension plan from a defined benefit plan to a defined contribution plan effective January 1, 2009. The plan was converted to reduce the amount and volatility of future funding requirements. The Company’s January 2009 restructuring triggered a partial settlement of the Canadian pension plan of approximately $210,000.
     On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank. Interest on the loan is 12% per annum and is payable monthly. The loan was repaid in full on September 18, 2009.
     On July 29, 2009, the Company entered into a receivables purchase agreement with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
     The receivables purchase agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.
     Proceeds from the sales of receivables under the receivables purchase agreement were used to repay the Company’s existing $750,000 revolving line of credit with F&M Bank. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the receivables purchase agreement. The receivables purchase agreement is terminable at any time by either the Company or GCBT upon the giving of notice.
     On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the Facility through December 31, 2010. Proceeds of the sale were used to pay off the $2 million mortgage loan from F.F.F.C., Inc. and for general working capital purposes. The City paid a purchase price of $2,747,000. The Company estimates the total value of this transaction at $3,500,000.

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
     Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), and our President, Chief Operating Officer and Chief Financial Officer, the Company’s principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
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
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2008.
          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we identified the following material weakness:
Material weakness previously identified as of December 31, 2007 that continues to exist as of December 31, 2008:

•	Timeliness of Financial Reporting — Subsequent to the Company filing its September 30, 2008 quarterly report on Form 10-Q in a timely manner, the Company reduced its accounting staff as part of its January 2009 restructuring. In January 2009, management chose to delay the audit of the Company’s financial statements for the year ended December 31, 2008 in order to improve the Company’s liquidity position. Additionally, the Company was impacted by the unplanned departure of several key members of the accounting department after the restructuring was implemented. Once the decision was made to restore staffing levels in the accounting department to an adequate level, the rebuilding of accounting function took longer than anticipated. As a consequence of the foregoing, the Company has been unable to file its required interim and annual reports with the SEC in a timely manner.
     Based on management’s assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2008.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting
          We have developed and are implementing remediation plans to address our material weaknesses. We have taken the following actions to improve our internal control over financial reporting:
          Actions to address previously reported material weaknesses that no longer exist as of December 31, 2008:

•	Perpetual Inventory System — The Company’s 2007 Annual Report on Form 10-K reported a material weakness due to the Company’s failure to maintain effective controls to ensure that the Company’s inventory systems completely and accurately processed and accounted for inventory movements on an interim basis within the Company’s manufacturing facilities and adjustments were necessary to adjust interim financial statements. To address this matter the Company implemented new policies and procedures related to cycle counting, including performing root cause analysis of discrepancies as well as implementing new policies and procedures to ensure inventory movements are completely and accurately processed in a timely manner. The Company now believes sufficient policies and procedures are in place such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of ineffective controls over our perpetual inventory system.

•	Entity Level Controls — The Company’s 2007 Annual Report on Form 10-K identified a material weakness due to the Company’s insufficient entity level controls , as defined by COSO, to ensure that the Company meets its disclosure and reporting obligations. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties without the oversight of the Board of Directors or Audit Committee that allowed for the creation, review, approval and processing of financial data and authorization for the preparation of consolidation schedules and resulting financial statements without independent review. Additionally, certain documents lacked physical documentation of management review and approval where such review and approval was required. To address this matter the Company implemented new policies and procedures related to the creation, review, approval and processing of financial data and authorization for the preparation of consolidation schedules and resulting financial statements to ensure that the scope of duties of key financial accounting and reporting personnel are subject to appropriate oversight. The Company now believes sufficient policies and procedures are in place such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of ineffective entity level controls.

•	Information Technology — The Company’s 2007 Annual Report on Form 10-K identified a material weakness due to the Company’s lack of effective controls over the segregation of duties and access to financial reporting systems. Additionally, the Company lacked adequate personnel with relevant expertise to maintain effective controls over information technology. To address this matter the Company hired new information technology personnel. The Company also implemented new controls over the segregation of duties and access to financial reporting systems. The Company now believes personnel are in place with an appropriate level of expertise and sufficient policies and procedures are in place such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of ineffective information technology controls.
          Actions implemented or initiated after 2008 to address the material weakness described above that exists as of December 31, 2008:

•	The Company is taking the following actions to strengthen controls over financial reporting to ensure the timely filing of required interim and annual financial reporting with the SEC include; (i) the hiring of additional accounting and finance personnel, which will increase the Company’s ability to timely file interim and annual reports with the SEC; and (ii) the filing of late interim and annual financial reports with the SEC, which will reduce time spent by accounting and finance personnel on these matters.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
     The following sets forth certain information concerning the Company’s current directors and executive officers. There are no family relationships between any directors and executive officers other than as indicated below.

Name	Age	Position
John E. Harris (1)	49	Non-Executive Chairman of the Board
Allen D. Tilley (2)	72	Chief Executive Officer and Director
Paul M. Zaidins (3)	42	President, Chief Operating Officer and Chief Financial Officer
Craig R. Frank	49	Director
Anthony B. Johnson	49	Director
Mary A. Stanford	49	Director
James T. Vanasek	40	Director

(1)	Mr. Harris was appointed Non-Executive Chairman in February 2008.

(2)	Mr. Tilley was appointed Chief Executive Officer in February 2008.

(3)	Mr. Zaidins was appointed to the additional positions of President and Chief Operating Officer in February 2008.
     John E. Harris. Mr. Harris, 49, was named the Company’s Non-Executive Chairman on February 1, 2008. He has been a Director since July 2005 and is a member of the Executive Compensation-Stock Option and the Nominating and Governance Committees. Mr. Harris is a Vice President and a Portfolio Manager for the Bank of Texas. From August 2006 until February 2008, Mr. Harris was a Portfolio Manager for US Trust, Bank of America Private Wealth Management. Before that, Mr. Harris was a Principal of Harris Capital Advisors, a consulting, investment analysis and private equity financing firm, from 2001 through August 2006. Mr. Harris also served as Vice President of Emerson Partners, a real estate private equity fund, from 2001 to 2003. Mr. Harris is a Chartered Financial Analyst charter holder and holds a Masters of Business Administration from Southern Methodist University.
     Allen D. Tilley. Mr. Tilley, 72, was appointed as a director of the Company in September 2007 and was appointed Chief Executive Officer in February 2008. From September 2006 through the present, Mr. Tilley has served as an adjunct professor at Southern Methodist University’s School of Engineering. From 1998 through December 2006, Mr. Tilley was the President and CEO of Schubert Packaging Systems (“SPS”), a subsidiary of a German-based packaging machine manufacturer and from 1997 served as a consultant to the packaging machine manufacturer prior to starting SPS. Prior to that, Mr. Tilley spent more than 20 years in various executive positions with Frito Lay and Pepsi Foods International (“PFI”), divisions of PepsiCo, last serving as Vice President of Operations for PFI. Mr. Tilley holds a BS in Engineering from Kansas State University and an MBA from Southern Methodist University.
     Paul M. Zaidins. Mr. Zaidins, 42, was named the Company’s President, Chief Operating Officer and Chief Financial Officer on February 1, 2008. Prior to that he was named the Company’s Chief Financial Officer in August 2007 and prior to that served as Controller since November 2006. Prior to joining the Company, he was a Managing Director for the investment banking firm Lane-Link Group from 2004 to 2006. Prior to 2004, he owned and operated specialty retail stores and was Managing Director for the investment banking firm ECDI Capital. He has been a certified public accountant since 1992.
     Craig R. Frank. Mr. Frank, 49, has been a Director since March 2006 and is a member of the Stock Option—Executive Compensation and the Nominating and Governance Committees. From 2000 to 2002, Mr. Frank was the Chief Executive Officer of Tudog Creative Business Consulting, a business consulting firm. Mr. Frank has served as Chief Executive Officer of Tudog International Consulting, also a business consulting firm, since 2002.
     Anthony B. Johnston. Mr. Johnson, 49, was appointed as a Director of the Company on February 13, 2007. Mr. Johnston is a member of the Audit and the Nominating and Governance Committees. Mr. Johnston has over 20 years of public company experience in both the manufacturing and service sectors. Mr. Johnston is currently Chief Financial Officer of Uniglobe Beacon Travel a corporate travel management company based in Western Canada. From October 1996 until November 2007, Mr. Johnston has been a Senior Vice President with The Westaim Corporation located in Calgary, Alberta, Canada. Prior to joining Westaim, Mr. Johnston was a Vice President with a major international airline.

     Mary A. Stanford. Dr. Stanford, 49, has been a Director since July 2005 and is a member of the Audit and Nominating and Governance Committees. Dr. Stanford has been a Professor of Accounting at the Neeley School of Business at Texas Christian University since 2002. Dr. Stanford previously was an Associate Professor of Accounting at Syracuse University from 1999 to 2002.
     James T. Vanasek. Mr. Vanasek, 40, has been a Director since July 2005 and is a member of the Audit Committee. Mr. Vanasek has served as Principal of VN Capital Management, LLC, a private hedge fund, since 2002. Prior to that, Mr. Vanasek was an investment banking associate at JPMorgan.
     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer or director during the past five years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon the Company’s review of the reports and representations provided to it by persons required to file reports under Section 16(a) of the Exchange Act, the Company believes that all of the Section 16(a) filing requirements applicable to the Company’s reporting officers and directors were properly and timely satisfied during 2008.
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

Item 11. Executive Compensation.
Summary Compensation Table
     The following table and the accompanying explanatory footnotes set forth the cash and non-cash compensation awarded to, earned by and paid by the Company to its principal executive officer and other executive officers who were the most highly compensated executive officers for services rendered in all capacities during the fiscal years ended December 31, 2008 and 2007 (the “named executive officers”).

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards (6)	Compensation	Total
Paul M. Zaidins	2007	$140,400	$20,000	—	$48,960	—	$209,360
President, Chief Operating	2008	166,698	—	$3,000 (4)	—	$510 (5)	170,208
Officer and Chief Financial Officer (1)

Edward F. Ruttenberg	2007	$160,000	—	—	$32,640	—	$192,800
Director (2)	2008	18,462	—	$3,400	—	$126,977	148,839

Allen D. Tilley	2007	—	—	—	—	$1,840	$1,840
Chief Executive Officer and	2008	$85,141	—	$20,400	—	13,625	119,166
Director (3)

(1)	Mr. Zaidins served as the Company’s controller before becoming the Company’s Chief Financial Officer in August 2007, and in February 2008 he was named the Company’s President and Chief Operating Officer.

(2)	Prior to January 31, 2008, Mr. Ruttenberg served as Chief Executive Officer, Chief Operating Officer and Treasurer of the Company. Mr. Ruttenberg did not receive any separate compensation for his services as a member of the Board of Directors in 2007. Amounts presented in “Other Compensation” for 2008 represent cash compensation for service as a member of the Board of Directors of $12,292 consulting fees of $48,000 for services rendered from February 1, 2008 through July 31, 2008 and deferred retirement payments of $66,667 from July 1, 2008 through December 31, 2008 as well as $18 consisting of employer matching contributions to the 401(k) plan.

(3)	Mr. Tilley was appointed as a director of the Company in October 2007 and was appointed as Chief Executive Officer in February 2008. Amounts presented in “Other Compensation” for 2007 represent fees received by Mr. Tilley for his services as a member of the Board of Directors. Amounts presented in “Other Compensation” for 2008, represent $85,141 for compensation for his services as Chief Executive Officer as well as $13,625 received for his services as a member of the Board of Directors.

(4)	Mr. Zaidins was awarded 3,333 shares of common stock at December 31, 2008 as part of a grant of 10,000 shares that will vest over three years beginning December 31, 2008. Mr. Zaidins will be awarded an additional 20,000 shares beginning with 10,000 shares on December 31, 2009 that will vest over three years and 10,000 shares on December 31, 2010 that will vest over three years.

(5)	Consists of the Company’s employer matching contribution to the 401(k) plan.

(6)	The valuation of stock option awards in this column represents the compensation cost of awards recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123, as revised. The amounts include portions of stock option grants in 2007 that were expensed in 2007 based on the amortization schedule. See discussion under Note 10, Stock-Based Compensation in the notes to the Company’s consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of all assumptions made in connection with determining the fair value of the awards.
Employment Arrangements
     The Company entered into an Employment Agreement with Paul Zaidins, which governs the terms of Mr. Zaidins’ employment as President of the Company. This Agreement is effective as of February 1, 2008 and provides for an employment term of two years. Mr. Zaidins will receive a gross annual salary of $170,000 and he is also entitled to participate in all of the Company’s employee benefit plans, subject to restrictions.

     If Mr. Zaidins terminates his employment for good reason, or if the Company terminates Mr. Zaidins’ employment for any reason other than cause, death or disability, then Mr. Zaidins would be entitled to receive severance in an amount equal to his then current base salary for a period of twelve months.
     The Employment Agreement also includes provisions with respect to the protection of the Company’s confidential and proprietary information and prohibits Mr. Zaidins from soliciting employees or customers and from engaging in certain competitive activities.
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
1999 Stock Incentive Plan
     In May 1999, the stockholders of the Company approved the American Locker Group Incorporated 1999 Stock Incentive Plan (the “1999 Plan”).
     Administration. The 1999 Plan is administered by the Stock Option—Executive Compensation Committee of the Board of Directors (the “Committee”). The Committee has the sole discretion to interpret the 1999 Plan, establish and modify administrative rules, impose conditions and restrictions on awards, and take such other actions as it deems necessary or advisable. In addition, the full Board of Directors of the Company can perform any of the functions of the Committee under the 1999 Plan.
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
Outstanding Equity Awards at Fiscal Year-End
     The following table shows certain information regarding outstanding equity awards as of December 31, 2008 for our named executive officers:

	Option Awards					Stock Awards
		Number of Securites
		Underlying Unexercised
		Options						Equity Incentive Plan Awards
							Market Value
						Number of	of Shares or	Number of	Market Value
						Shares or Units	Units of	Unearned	of Unearned
				Option	Option	of Stock That	Stock That	Shares That	Shares That
	Grant			Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date	Excercisable	Unexerciseable	Price	Date	Vested	Vested	Vested	Vested
Paul M. Zaidins	09/06/07	8,000	4,000	$4.95	09/06/17	—	—	—	—
	12/31/08	—	—	—	—	6,667	$10,667	—	—

Edward F. Ruttenberg	05/13/99	10,000	—	$8.875	05/13/09	—	—	—	—
	11/18/99	5,000	—	6.50	11/18/09	—	—	—	—
	03/02/00	10,000	—	7.25	03/02/10	—	—	—	—

Allen D. Tilley	—	—	—	—	—	—	—	—	—
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

Present Value of
		Number of Years	Accumulated	Payments During
Name	Plan Name	Credited Service (#)	Benefit	Last Fiscal Year
Edward F. Ruttenberg	U.S. Pension Plan	6.75	$247,624	—
Paul M. Zaidins	—	—	—	—
Allen D. Tilley	—	—	—	—

(1)	Pension benefit amounts listed in the table are not subject to deduction for Social Security benefits.
     Effective February 1, 1999, the Company established a 401(K) Plan under which it matches employee contributions at the rate of $.10 per $1.00 of employee contributions up to 10% of employee’s wages.
Compensation of Directors
The following table sets forth certain information with respect to the compensation of all members of our board of directors for the year ended December 31, 2008. Information with respect to Mr. Ruttenberg and Mr. Tilley is set forth above under “Summary Compensation Table”:

	Fees Earned
	or Paid in	Fees Earned
Name	Cash	or Paid in Stock	Total
Craig R. Frank	$13,625	$3,400	$17,025
John E. Harris	31,958	20,400	52,358
Anthony Johnston	13,625	3,400	17,025
Mary A. Stanford	17,125	10,200	27,325
James T. Vanasek	13,625	3,400	17,025
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
     Effective October 1, 2008, each director, other than the Non-Executive Chairman, Chief Executive Officer and Chair of the Audit Committee, who was not a salaried employee of the Company, will be paid an annual base director fee of $8,500, payable quarterly at the end of each calendar quarter. Each director will continue to receive $500 for each meeting of the Board of Directors attended in person or by conference telephone, payable in cash quarterly at the end of each calendar quarter. No director will receive additional compensation for attendance at any meeting of any committee of the Board of Directors. Effective January 1, 2009, the Non-Executive Chairman, and Chair of the Audit Committee will receive an additional fee of $17,000, and $2,975, respectively, on an annual basis, payable in cash quarterly at the end of each calendar quarter. Effective July 1, 2009, the Chief Executive Officer will no longer receive a director fee as part of his compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The table below sets forth certain information regarding the beneficial ownership, as of January 29, 2010, of the Company’s common stock by (i) all persons or groups known by the Company to be the owner of record or beneficially of more than 5% of our outstanding common stock, (ii) each director of the Company, (iii) each of our named executive officers (identified above under the heading “Summary Compensation Table” in Item 11) and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o American Locker Group Incorporated, 815 Main Street, Grapevine, TX 76051. Please refer to Item 5 for information regarding the Company’s equity compensation plans.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)
VN Capital Fund I, L.P.(3)	125,328	7.9%
198 Broadway, Suite 406 New York, New York 10038
Santa Monica Partners, L.P.(4)	121,478	7.6%
1865 Palmer Avenue Larchmont, New York 10538
Paul B. Luber	104,627	6.6%
704 Tenth Avenue Grafton, Wisconsin 53024
Yorktown Avenue Capital, LLC (5)	98,939	6.2%
15 East 5th Street, Suite 3200 Tulsa, OK 74103
Edward F. Ruttenberg (6)	55,841	3.5%
Paul M. Zaidins (7)	34,499	2.2%
Craig R. Frank	1,150	*
John E. Harris	9,144	*
Anthony B. Johnston	1,000	*
Mary A. Stanford	3,644	*
Allen D. Tilley	8,500	*
James T. Vanasek (8)	127,272	8.1%
All directors and executive officers as a group (8 persons) (9)	241,050	15.2%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and, unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power. Any securities held in the name of, and under, the voting and investment power of a spouse of an executive officer or director have been excluded.

(2)	Calculated based on 1,589,015 shares of common stock outstanding on January 29, 2010, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	The general partners of VN Capital Fund I, L.P. are VN Capital Management, LLC and Joinville Capital Management, LLC. VN Capital Management, LLC and Joinville Capital Management, LLC are Delaware limited liability companies formed to be the general partners of VN Capital Fund I, L.P. James T. Vanasek, a member of the Company’s board of directors, and Patrick Donnell Noone are the Managing Members of VN Capital Management, LLC and Joinville Capital Management, LLC.

(4)	The general partner of Santa Monica Partners, L.P. is SMP Asset Management LLC. Lawrence J. Goldstein is the President and sole owner of SMP Asset Management, and may be deemed to beneficially own these shares. Mr. Goldstein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The amount listed does not include 4,288 shares owned directly by Mr. Goldstein and 5,600 shares owned by Lawrence J. Goldstein IRA account (shares were rolled over from the L.J. Goldstein Company Incorporated Pension Plan).

(5)	The managers of Yorktown Avenue Capital, LLC are Stephen J. Heyman and James F. Adelson.

(6)	Includes 5,332 shares held by Rollform of Jamestown, Inc., a company in which Mr. Ruttenberg and his immediate family own a 97% interest.

(7)	Includes 12,000 shares which Mr. Zaidins has the right to acquire under stock options at an exercise price of $4.95.

(8)	Includes 1,944 shares held directly in Mr. Vanasek’s name and 125,328 shares held by VN Capital Management, LLC and Joinville Capital Management, LLC, of which Mr. Vanasek is a Principal, with respect to which Mr. Vanasek disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

(9)	Includes 12,000 shares of common stock that may be acquired by the persons included in this group within 60 days pursuant to options, warrants, conversion privileges or other rights. Please see note (7) above.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Edward Ruttenberg, a director of the Company, is a stockholder and director of Rollform of Jamestown, Inc. (“Rollform”), a rollforming company. One of the Company’s subsidiaries paid rent of approximately $0, $0, and $1,900 to Rollform in 2008, 2007 and 2006, respectively. There were no purchases from Rollform in 2008, 2007 and 2006. Five of the six members of the Board of Directors of the Company are “independent” according to the definition established by NASDAQ Rules. These members are Mary A. Stanford, John E. Harris, Craig R. Frank, Anthony B. Johnston, and James T. Vanasek. Allen D. Tilley is not “independent” according to this definition.
Item 14. Principal Accountant Fees and Services.
     The Audit Committee of the Board of Directors of the Company appointed Travis, Wolff & Company, LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal years ended December 31, 2008, 2007, and 2006.
     The following table presents approximate aggregate fees and other expenses for professional services rendered by Travis, Wolff & Company, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007 and fees and other expenses for other services rendered during those periods.

	2008	2007
Audit fees	$194,000	$299,000
Audit-related fees	41,000	36,000
Tax fees	38,000	69,000
All other fees	—	—

Total	$273,000	$404,000

Audit Fees
     Audit fees in 2008 and 2007 relate to services rendered in connection with the audit of the Company’s consolidated financial statements. Audit fees in 2008 include the quarterly review of the financial statements to be included in the Company’s Form 10-Qs for 2008. Audit fees in 2007 include the quarterly review of the financial statements to be included in the Company’s Form 10-Qs for 2007 and 2006.
Audit-Related Fees
     Audit-related fees in 2008 and 2007 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under the caption “Audit Fees” above. Audit-related fees in 2008 and 2007 relate to services rendered in connection with the audits of the Company’s employee benefit plans.
Tax Fees
     Tax fees in 2008 and 2007 include fees for services with respect to tax compliance, tax advice and tax planning.
Other Fees
     There were no other fees in 2008 or 2007.

Pre-Approval Policies and Procedures
     The Audit Committee considered whether the provision of all of the services described above were compatible with the Company’s policies and maintaining the auditor’s independence, and has determined that such services for 2008 and 2007 were compatible with the Company’s policies and maintaining the auditor’s independence. All services described above were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:

1.	The financial statements together with the report of Travis, Wolff & Company, LLP dated February 1, 2010 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	By-laws of American Locker Group Incorporated as amended and restated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Rights Agreement dated November 19, 1999 between American Locker Group Incorporated and Chase Mellon Shareholder Services LLC	Exhibit to Form 8-K filed November 18, 1999

10.4	Employment Agreement dated January 3, 2006 between American Locker Group Incorporated and Edward F. Ruttenberg	Exhibit to Form 8-K filed January 4, 2006

10.5	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.6	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Exhibit to Form 10-K for year ended December 31, 2005

10.7	First Amended and Restated Loan Agreement dated March 5, 2008 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Exhibit to Form 10-K for the year ended December 31, 2007

10.8	Loan Agreement dated March 6, 2007 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Term Loan)	Exhibit to Form 10-K for year ended December 31, 2005

10.9	Employment Agreement dated December 16, 2008 between American Locker Group Incorporated and Paul M. Zaidins	Filed herewith

10.10	Second Amended and Restated Loan Agreement dated March 5, 2009 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Filed herewith

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith
10.11	Loan Agreement dated March 19, 2009 between American Locker Group and F.F.F.C., Inc. (Mortgage)	Filed herewith

10.12	Receivables Purchase Agreement dated July 28, 2009 between American Locker Group and Gulf Coast Bank & Trust Co. (Factoring Agreement)	Filed herewith

10.13	Contract of Sale in Lieu of Condemnation dated September 18, 2009 between Altreco, Inc. and the City of Grapevine, Texas	Filed herewith

18.1	Travis, Wolff & Company, LLP letter dated June 16, 2008 related to changes in accounting principles	Exhibit to Form 10-K for the year ended December 31, 2007

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis, Wolff & Company, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
February 1, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Harris John E. Harris	Non-Executive Chairman	February 1, 2010

/s/ Allen D. Tilley	Chief Executive Officer	February 1, 2010
Allen D. Tilley	(Principal Executive Officer)

/s/ Paul M. Zaidins	President, Chief Operating Officer and	February 1, 2010
Paul M. Zaidins	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Craig R. Frank Craig R. Frank	Director	February 1, 2010

/s/ Anthony B. Johnston Anthony B. Johnston	Director	February 1, 2010

/s/ Mary A. Stanford Mary A. Stanford	Director	February 1, 2010

/s/ James T. Vanasek James T. Vanasek	Director	February 1, 2010

Schedule II
American Locker Group Incorporated
Valuation and Qualifying Accounts

			Additions
		Balance at the	Charged to Costs
Year	Description	Beginning of Year	and Expense	Deductions	Balance at End of Year
Year ended 2008 Allowance for Doubtful Accounts		$233,000	$60,000	$(113,000)	$180,000
Reserve for Inventory Valuation		1,435,000	124,000	(223,000)	1,336,000
Deferred income tax valuation allowance		297,000	418,000	—	715,000
Year ended 2007 Allowance for Doubtful Accounts		$198,000	$61,000	$(26,000)	$233,000
Reserve for Inventory Valuation		1,250,000	185,000	—	1,435,000
Deferred income tax valuation allowance		—	297,000	—	297,000
Year ended 2006 Allowance for Doubtful Accounts		$120,000	$87,000	$(9,000)	$198,000
Reserve for Inventory Valuation		1,003,000	247,000	—	1,250,000