Form 10-Q
period 2009-03-31
AMERICAN LOCKER GROUP INC
filed 2010-02-09
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
     Indicated by a check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,589,015 shares of common stock, par value $1.00, issued and outstanding as of February 8, 2010

FORWARD-LOOKING INFORMATION
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
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2008 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2010.
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$382,778	$279,984
Restricted cash	121,374	—
Accounts receivable, less allowance for doubtful accounts of approximately $190,000 in 2009 and $180,000 in 2008	1,185,542	1,315,536
Inventories, net	2,132,438	2,396,185
Prepaid expenses	199,293	212,867
Income taxes receivable	1,599,892	1,599,892
Deferred income taxes	347,382	180,430

Total current assets	5,968,699	5,984,894

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,502,616	3,503,515
Machinery and equipment	7,759,123	7,756,607

	11,762,239	11,760,622
Less allowance for depreciation and amortization	7,595,304	7,526,963

	4,166,935	4,233,659

Deferred income taxes	550,604	552,043
Restricted cash	60,000	—
Prepaid pension asset	—	39,442

	610,604	591,485

Total assets	$10,746,238	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,
	2009	December 31,
	(Unaudited)	2008
Liabilities and stockholders’ equity
Current liabilities:

Line of credit	$756,373	$752,623
Current portion of long-term debt	—	173,354
Accounts payable	1,861,493	1,853,225
Accrued payroll and taxes	208,218	182,752
Income taxes payable	68,791	68,791
Other accrued expenses	610,870	151,841

Total current liabilities	3,505,745	3,182,586

Long-term liabilities:
Long-term debt, net of current portion	2,000,000	1,830,961

Pension, benefits and other long-term liabilities	1,194,807	1,169,306

	3,194,807	3,000,267

Total liabilities	6,700,552	6,182,853

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,763,849 in 2009 and 1,763,849 in 2008; Outstanding shares — 1,571,849 in 2009 and 1,571,849 in 2008	1,763,849	1,763,849
Other capital	235,638	233,841

Retained earnings	4,751,140	5,318,243

Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(592,941)	(576,748)

Total stockholders’ equity	4,045,686	4,627,185

Total liabilities and stockholders’ equity	$10,746,238	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Sales	$2,718,123	$3,521,548

Cost of products sold	1,937,086	2,701,882

Gross profit	781,037	819,666

Selling, general and administrative expenses	973,572	1,529,765

Restructuring costs	260,000	—

Pension settlement charge	209,807	—

	(662,342)	(710,099)
Other income (expense):
Interest income	33	7,007
Other expense — net	(30,109)	(5,106)
Interest expense	(39,151)	(38,544)

Total other expense	(69,227)	(36,643)

Loss before income taxes	(731,569)	(746,742)
Income tax benefit	164,466	13,219

Net loss	$(567,103)	$(733,523)

Weighted average common shares:
Basic	1,571,849	1,550,351

Diluted	1,571,849	1,550,351

Loss per share of common stock:
Basic	$(0.36)	$(0.47)

Diluted	$(0.36)	$(0.47)

Dividends per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(567,103)	$(733,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,378	109,158
Loss (gain) on disposal of property, plant and equipment	957	(1,623)
Provision for uncollectible accounts	10,500	(495)
Equity based compensation	1,797	52,336
Deferred income taxes	(164,466)	18,585
Changes in assets and liabilities:
Restricted cash	(181,374)	—
Accounts receivable	110,294	15,184
Inventories	263,670	23,293
Prepaid expenses	13,311	(15,558)
Accounts payable and accrued expenses	497,877	(33,190)
Pension and other benefits	62,916	(72,834)
Income taxes	—	13,025

Net cash provided by (used in) operating activities	141,757	(625,642)

Investing activities
Proceeds from sale of property, plant and equipment	—	8,000
Purchase of property, plant and equipment	(28,294)	(106,697)

Net cash used in investing activities	(28,294)	(98,697)

Financing activities
Long-term debt payments	(2,004,315)	(27,131)
Borrowings under line of credit	3,750	250,804
Long-term debt borrowings	2,000,000	—

Net cash provided by (used in) financing activities	(565)	223,673

Effect of exchange rate changes on cash	(10,104)	(48,513)

Net increase (decrease) in cash	102,794	(549,179)
Cash and cash equivalents at beginning of period	279,984	1,561,951

Cash and cash equivalents at end of period	$382,778	$1,012,772

Supplemental cash flow information
Cash paid for:
Interest	$30,572	$40,348

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
The consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.
2. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	March 31, 2009	December 31, 2008

Finished products	$133,411	$77,665
Work-in-process	740,433	1,071,218
Raw materials	1,258,594	1,247,302

Net inventories	$2,132,438	$2,396,185

3. Restricted Cash
The Company’s liquidity is affected by restricted cash balances, which are included in current and non-current assets and are not available for general corporate use. Current restricted cash was $121,374 and $0 as of March 31, 2009 and 2008, respectively. Non-current restricted cash was $60,000 and $0 as of March 31, 2009 and 2008, respectively. Restricted cash relates to escrows and reserves for our mortgage with F.F.F.C.,Inc.
4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2009 was 22.5%. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $91,000 and $233,000 in 2009 and 2008, respectively.
5. Stockholders’ Equity
Changes in stockholders equity were due to changes in comprehensive loss as well as stock option compensation expense in 2009. Stock option compensation expense was recorded as an increase in other capital of $1,797. Changes in stockholders’ equity were also due to changes in comprehensive loss as well as the issuance of stock as compensation to non-employee directors in 2008.

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
6. Comprehensive Income (Loss)
The following table summarizes net loss plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
	2009	2008
Net loss	$(567,103)	$(733,523)
Foreign currency translation adjustments	(18,302)	(68,299)
Minimum pension liability adjustments, net of tax effect of $1,405 in 2009 and $4,689 in 2008	2,108	7,033

Total comprehensive loss	$(583,297)	$(794,789)

7. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three month periods ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Service cost	$5,250	$5,250	$—	$8,890
Interest cost	42,250	48,500	12,665	16,535
Expected return on plan assets	(33,750)	(49,250)	(15,323)	(20,943)
Net actuarial loss	13,750	—	1,208	2,515
Pension settlement charge	—	—	209,807	—

Net periodic benefit cost	$27,500	$4,500	$208,357	$6,997

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005.
Effective January 1, 2009, the Company converted its pension plan for its Canadian employees (the “Canadian Plan”) from a noncontributory defined benefit plan to a defined contribution plan. Until the conversion, benefits for the salaried employees were based on specified percentages of the employees’ monthly compensation. The conversion of the Canadian plan has the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.
As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 in the first quarter of 2009.
For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
8. Earnings Per Share
The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(567,103)	$(733,523)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,571,849	1,550,351
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,571,849	1,550,351

Basic loss per common share:
Net loss	$(0.36)	$(0.47)

Diluted loss per common share:
Net loss	$(0.36)	$(0.47)

The Company had 15,000 and 40,000 stock options outstanding at March 31, 2009 and 2008, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
9. Debt
On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank & Trust Co. Interest on the loan was 12% per annum and is payable monthly. The loan was scheduled to mature on March 20, 2011. This mortgage loan was paid in full on September 18, 2009 in conjunction with the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine.
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009. The line of credit was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
On July 29, 2009, the Company entered into a receivables purchase agreement (the “Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
The Agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus one and one-half of one percent (1.50%) or six and one-half of one percent (6.5%) per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.
The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice. The agreement expires July 29, 2010.

10. Restructuring
As a result of the economic crisis, the Company implemented a restructuring plan in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions (representing approximately 40% of the Company’s workforce) resulted in severance and payroll tax charges during the three months ended March 31, 2009 of approximately $228,000. These payments are expected to be made over the next fifteen months. Additionally, the Company expects to incur $100,000 which has not been accrued for when it relocates its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate restructuring charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued liabilities” in the Company’s consolidated balance sheet.
The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan which are included in “Other accrued liabilities” in the Company’s consolidated balance sheets as of December 31, 2008 and March 31, 2009:

	December			March 31,
	31, 2008	Expense	Payment/Charges	2009
Severance	$—	$228,000	$(47,000)	$181,000
Professional fees	—	20,000	—	$20,000
Other	—	12,000	—	12,000

Total	$—	$260,000	$(47,000)	$213,000

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
Beginning in September 1998, the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 27 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of September 8, 2009, the most current date through which information is available, is approximately 56 cases.
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
12. Subsequent Events
On July 29, 2009, the Company entered into a receivables purchase agreement (the “Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
The Agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus one and one-half of one percent (1.50%) or six and one-half of one percent (6.5%) per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.
Proceeds from the sales of receivables under the Agreement were used to repay the Company’s existing $750,000 revolving line of credit with the F&M Bank & Trust Co. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice. The Agreement expires on July 29, 2010.
On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company estimates the total value of the Agreement at $3,500,000. Under the Agreement, the City paid a purchase price of $2,747,000. In addition, the Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the Facility through December 31, 2010. Proceeds of the sale were used to pay off the $2 million mortgage to F.F.F.C., Inc. and for general working capital purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. SFAS 165 also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a significant impact on the consolidated financial statements.
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
In June 2009 the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). SAB 112 is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations accounted for in accordance with FAS 141R and non-controlling interests accounted for in accordance with FAS 160.
Results of Operations — the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Overall Results and Outlook
The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2009. The economic crisis also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the first three months of 2009 reflect a decline of $803,425 to $2,718,123 when compared to net sales of $3,521,548 for the same period of 2008, representing a 22.8% decline. This decrease was attributable primarily to the negative effects of the credit crisis as described above. Pre-tax operating results improved to a pre-tax loss of $731,569 for the first three months of 2009 from a pre-tax loss of $746,742 for the first three months of 2008. After-tax operating results improved to a net loss of $567,103 for the first three months of 2009 compared to a net loss of $733,523 for the first three months of 2008. Net loss was $.36 per share (basic and diluted) for the first three months of 2009, an improvement from a net loss of $.47 per share (basic and diluted) for the same period in 2008.
Net Sales
Consolidated net sales for the three months ended March 31, 2009 were $2,718,123, a decrease of $803,425, or 22.8%, compared to net sales of $3,521,548 for the same period of 2008. Sales of non-postal lockers for the three months ended March 31, 2009 were $1,693,308, a decrease of $593,093, or 25.9%, compared to sales of $2,286,401 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the first three months of 2009 was approximately $490,000 less than revenue during the same period in 2008. In addition to the overall reduction in economic activity, Canadian Locker sales were negatively impacted by the decrease in value of the Canadian Dollar as compared to the United States Dollar from an average of $1.00 for the first three months of 2008 to an average of $0.81 for the first three months of 2009. The decrease in the value of the Canadian Dollar caused our products to be more expensive in Canadian Dollars which resulted in fewer sales. Sales of postal lockers were $1,024,815 for the three months ended March 31, 2009, a decrease of $210,332, or 17.0%, compared to sales of $1,235,147 for the same period of 2008. Lower postal locker sales were due primarily to lower sales of post office boxes to the United States Postal Service (“USPS”) and private customers. Post office box sales were negatively impacted by fewer new USPS post office openings as well as fewer private mail store openings in 2009 as compared to 2008.

	Three Months Ended March 31,		Percentage
	2009	2008	Increase/(Decrease)
Postal Lockers	$1,024,815	$1,235,147	(17.0%)
Non-Postal Lockers	1,693,308	2,286,401	(25.9%)

Total	$2,718,123	$3,521,548	(22.8%)
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2009 was $1,937,086, or 71.3% of net sales, compared to $2,701,882, or 76.7% of net sales, for the same period of 2008, a decrease of $764,796, or 28.3%. The decrease in the cost of sales as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2009 were $973,572, or 35.8% of net sales, compared to $1,529,765, or 43.4%, of net sales for the same period of 2008, a decrease of $556,193, or 36.4%. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $111,658 for the three month period ended March 31, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages. These (a reduction of approximately 40%) resulted in severance and payroll tax charges during the three months ended March 31, 2009 of approximately $228,000. These payments are expected to be made over the next fifteen months. Additionally, the Company will relocate its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for more detail related to restructuring costs incurred during the first three months of 2009.
Pension Settlement Charge
As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 during the first three months of 2009. Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to Pension Benefits during the first three months of 2009.
Interest Expense
Interest expense for the three month period ended March 31, 2009 was $39,151, an increase of $607, or 1.6%, compared to interest expense of $38,544 for the same period of 2008.
Income Taxes
For the three month period ended March 31, 2009, the Company recorded an income tax benefit of $164,466 compared to $13,219 for the same period of 2008. The Company’s effective tax rate on earnings was approximately 22.5% for the first three months of 2009 and 1.8% for the first three months of 2008. The effective tax rate was lower than the U.S Federal statutory tax rate primarily due to a change in the valuation allowance of approximately $91,000 and $233,000 for the first quarter of 2009 and 2008, respectively, due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Non-GAAP Financial Measure — Adjusted EBITDA
The Company presents the non-GAAP financial performance measure of Adjusted EBITDA because management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance investors’ ability to analyze trends in the Company’s business, evaluate the Company’s performance relative to other companies, and evaluate the Company’s ability to service debt.
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA (as computed by the Company):
•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Excludes tax payments that represent a reduction in available cash;

•	Excludes non-cash equity based compensation;

•	Excludes one-time restructuring costs and pension settlement costs; and

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(567,103)	$(733,523)
Income tax (benefit)	(164,466)	(13,219)
Interest expense	39,151	38,544
Depreciation and amortization expense	93,378	109,158
(Gain) loss on sale of equipment	957	(1,623)
Equity based compensation	1,797	52,336
Restructuring costs	260,000	—
Pension settlement costs	209,807	—

Adjusted EBITDA	$(126,479)	$(548,327)
Adjusted EBITDA as a percentage of revenues	(4.7%)	(15.6%)

Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity are as follows:

	As of March 31,	As of December 31,
	2009	2008
Current Ratio	1.7 to 1	1.9 to 1
Working Capital	$2,462,954	$2,802,308
The decrease in working capital of $339,354 results primarily from the increase in the Company’s other accured expenses of $459,029 partially offset by the reclassification of $173,354 of current portion of long-term debt to long-term debt as a result of the Company’s new mortgage.
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009. The line of credit was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank & Trust Co. Interest on the loan was 12% per annum and is payable monthly. The loan was scheduled to mature on March 20, 2011. This mortgage loan was paid in full on September 18, 2009 in conjunction with the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine.
On July 29, 2009, the Company entered into a receivables purchase agreement (the “Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
The Agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus one and one-half of one percent (1.50%) or six and one-half of one percent (6.5%) per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding.
Proceeds from the sales of receivables under the Agreement were used to repay the Company’s existing $750,000 revolving line of credit with the F&M Bank & Trust Co. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice.
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

Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 11.6% of the Company’s aggregate net assets as of March 31, 2009. Presently, management does not hedge its foreign currency risk.
Interest Rate Risks
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan accrued interest at prime plus 75 basis points (0.75%).
On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank & Trust Co. Interest on the loan was 12% per annum and is payable monthly.
On July 29, 2009, the Company entered into a receivables purchase agreement (the “Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
Proceeds from the sales of receivables under the Agreement were used to repay the Company’s existing $750,000 revolving line of credit with the F&M Bank & Trust Co. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2009. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In connection with the preparation of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, which was filed late with the SEC on February 2, 2010, a material weaknesses was identified in Item 9A(T) of that Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Taking into account the communication dated February 1, 2010 by the Company’s independent registered public accounting firm to the Audit Committee of the Board of Directors, management has identified the following material weakness in the Company’s internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We have developed and are implementing remediation plans to address our material weakness. We have taken the following actions to improve our internal control over financial reporting:
     Actions implemented or initiated after 2008 to address the material weakness described above that exists as of December 31, 2008:
•	The Company is taking the following actions to strengthen controls over financial reporting to ensure the timely filing of required interim and annual financial reporting with the SEC which include; (i) the hiring of additional accounting and finance personnel will increase the Company’s ability to timely file interim and annual reports with the SEC; and (ii) the filing of late interim and annual financial reports with the SEC will reduce time spent by accounting and finance personnel on these matters.
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

AMERICAN LOCKER GROUP INCORPORATED
February 9, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

February 9, 2010	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer