Form 10-Q
period 2009-06-30
AMERICAN LOCKER GROUP INC
filed 2010-02-09
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
     Indicated by a check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,589,015 shares of common stock, par value $1.00, issued and outstanding as of February 8, 2010.

FORWARD—LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, implementation of its restructuring plan, competition, new product development, liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009 (Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$416,416	$279,984
Restricted cash	34,896	—
Accounts receivable, less allowance for doubtful accounts of approximately $203,000 in 2009 and $180,000 in 2008	1,309,875	1,315,536
Inventories, net	1,934,061	2,396,185
Prepaid expenses	158,454	212,867
Income taxes receivable	1,409,696	1,599,892
Deferred income taxes	298,424	180,430

Total current assets	5,561,822	5,984,894

Property, plant and equipment:
Land	500,500	500,500
Buildings	3,505,928	3,503,515
Machinery and equipment	7,733,853	7,756,607

	11,740,281	11,760,622
Less allowance for depreciation and amortization	(7,667,718)	(7,526,963)

	4,072,563	4,233,659
Prepaid pension	—	39,442
Restricted cash	75,000	—
Deferred income taxes	555,662	552,043

Total assets	$10,265,047	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2009 (Unaudited)	2008
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$757,081	$752,623
Current portion of long-term debt	—	173,354
Accounts payable	1,194,139	1,853,225
Accrued payroll and taxes	185,233	182,752
Income taxes payable	68,791	68,791
Other accrued expenses	678,562	151,841

Total current liabilities	2,883,806	3,182,586

Long-term liabilities:
Long-term debt	2,000,000	1,830,961
Pension, benefits and other long-term liabilities	1,205,993	1,169,306

	3,205,993	3,000,267

Total liabilities	6,089,799	6,182,853

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,763,849 in 2009 and 2008; Outstanding shares — 1,571,849 in 2009 and 2008	1,763,849	1,763,849
Other capital	237,435	233,841
Retained earnings	4,856,298	5,318,243
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(570,334)	(576,748)

Total stockholders’ equity	4,175,248	4,627,185

Total liabilities and stockholders’ equity	$10,265,047	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net Sales	$5,763,908	$7,433,512

Cost of products sold	3,765,998	5,549,345

Gross profit	1,997,910	1,884,167

Selling, general and administrative expenses	1,968,487	3,111,782
Restructuring costs	296,118	—
Pension settlement charge	209,807	—
Asset impairment	—	228,000

Total selling, general and administrative	2,474,412	3,339,782

Total operating loss	(476,502)	(1,455,615)

Other income (expense):
Interest income	33	9,212
Other income (expense) — net	16,771	(15,951)
Interest expense	(111,231)	(74,356)

Total other income (expense)	(94,427)	(81,095)

Loss before income taxes	(570,929)	(1,536,710)
Income tax benefit	108,984	54,441

Net loss	$(461,945)	$(1,482,269)

Weighted average common shares:
Basic	1,571,849	1,559,434

Diluted	1,571,849	1,559,434

Loss per share of common stock:
Basic	$(0.29)	$(0.95)

Diluted	$(0.29)	$(0.95)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Net Sales	$3,045,785	$3,911,964

Cost of products sold	1,828,912	2,847,463

Gross profit	1,216,873	1,064,501

Selling, general and administrative expenses	994,915	1,582,017
Restructuring costs	36,118	—
Asset impairment	—	228,000

Total selling, general and administrative	1,031,033	1,810,017

Total operating income (loss)	185,840	(745,516)

Other income (expense):
Interest income	—	2,205
Other income (expense) — net	46,880	(10,845)
Interest expense	(72,080)	(35,812)

Total other income (expense)	(25,200)	(44,452)

Income (loss) before income taxes	160,640	(789,968)
Income tax (expense) benefit	(55,482)	41,222

Net income (loss)	$105,158	$(748,746)

Weighted average common shares:
Basic	1,571,849	1,568,516

Diluted	1,571,849	1,568,516

Income (loss) per share of common stock:
Basic	$0.07	$(0.48)

Diluted	$0.07	$(0.48)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	(461,945)	(1,482,269)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	186,899	222,814
(Gain) loss on disposal of property, plant and equipment	956	(1,144)
Asset impairment	—	228,000
Provision for uncollectible accounts	21,000	(17,796)
Equity based compensation	3,594	57,620
Deferred income taxes	(119,284)	(636)
Changes in assets and liabilities:
Restricted cash	(109,895)	—
Accounts receivable	(150,287)	(287,960)
Inventories	462,331	83,062
Prepaid expenses	55,181	7,961
Accounts payable and accrued expenses	2,562	379,734
Pension and other benefits	80,543	(92,245)
Income taxes	190,196	(12,171)

Net cash provided by (used in) operating activities	161,851	(915,030)

Investing activities
Proceeds from sale of property, plant & equipement	—	21,750
Purchase of property, plant and equipment	(25,133)	(228,428)

Net cash used in investing activities	(25,133)	(206,678)

Financing activities
Long-term debt payments	(2,004,315)	(62,277)
Borrowings under line of credit	4,458	450,805
Long-term debt borrowings	2,000,000	—

Net cash provided by financing activities	143	388,528
Effect of exchange rate changes on cash	(429)	(40,059)

Net increase (decrease) in cash and cash equivalents	136,432	(773,239)
Cash and cash equivalents at beginning of period	279,984	1,561,951

Cash and cash equivalents at end of period	$416,416	$788,712

Supplemental cash flow information:
Cash paid for:
Interest	$108,736	$74,268

Income taxes	$844	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
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
2. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished products	$67,632	$77,665
Work-in-process	613,101	1,071,218
Raw materials	1,253,328	1,247,302

Net inventories	$1,934,061	$2,396,185

3. Restricted Cash
The Company’s liquidity is affected by restricted cash balances, which are included in current and non-current assets and are not available for general corporate use. Current restricted cash was $34,896 and $0 as of June 30, 2009 and December 31, 2008, respectively. Non-current restricted cash was $75,000 and $0 as of June 30, 2009 and December 31, 2008, respectively. Restricted cash relates to escrows and reserves for our mortgage with F.F.F.C.,Inc.
4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three and six months ended June 30, 2009 was 19.1% and 34.5%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $71,000 and $445,000 in 2009 and 2008 respectively.
5. Stockholders’ Equity
Changes in stockholders equity were due to changes in comprehensive loss as well as stock option compensation expense in 2009. Stock option compensation expense was recorded as an increase in other capital of $3,594. Changes in stockholders’ equity were also due to a comprehensive loss of $455,531.
6. Comprehensive Income (Loss)
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
	2009	2008
|	|
Net loss	$(461,945)	$(1,482,269)
Foreign currency translation adjustments	12,067	(53,057)
Minimum pension liability adjustments, net of tax effect of $(3,768) in 2009 and $3,354 in 2008	(5,653)	5,031

Total comprehensive loss	$(455,531)	$(1,530,295)

	Three Months Ended June 30,
	2009	2008
|	|
Net Income (loss)	$105,158	$(748,746)
Foreign currency translation adjustments	30,369	15,242
Minimum pension liability adjustments, net of tax effect of $(5,173) in 2009 and $(1,335) in 2008	(7,761)	(2,002)

Total comprehensive income (loss)	$127,766	$(735,506)

7. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the six and three months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Service cost	$10,500	$10,500	$—	$17,729
Interest cost	84,500	97,000	25,743	32,974
Expected return on plan assets	(67,500)	(98,500)	(31,146)	(41,764)
Net actuarial loss	27,500	—	2,456	5,016
Pension Settlement Charge	—	—	209,807	—

Net periodic benefit cost	$55,000	$9,000	$206,860	$13,955

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Service cost	$5,250	$5,250	$—	$8,864
Interest cost	42,250	48,500	13,078	16,487
Expected return on plan assets	(33,750)	(49,250)	(15,823)	(20,882)
Net actuarial loss	13,750	—	1,248	2,508

Net periodic benefit cost	$27,500	$4,500	$(1,497)	$6,977

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
8. Earnings Per Share
The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2009	2008

Numerator:
Net loss	$(461,945)	$(1,482,269)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,571,849	1,559,434

Loss per common share (basic and diluted):	$(0.29)	$(0.95)

	Three Months Ended June 30,
	2009	2008

Numerator:
Net income (loss)	$105,158	$(748,746)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,571,849	1,568,516

Income (loss) per common share (basic and diluted):	$0.07	$(0.48)

The Company had 15,000 and 40,000 stock options outstanding at June 30, 2009 and December 31, 2008, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
9. Debt
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company (“F&M Bank”). The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009. The line of credit was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank. Interest on the F.F.F.C., Inc. loan was 12% per annum and was payable monthly. The loan was scheduled to mature on March 20, 2011. The F.F.F.C., Inc. mortgage loan was paid in full on September 18, 2009 in conjunction with the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine.
10. Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions (representing approximately 40% of the Company’s workforce) resulted in severance and payroll tax charges during the three and six months ended June 30, 2009 of approximately $36,000 and $264,000, respectively. These payments are expected to be made over the next fifteen months. Additionally, the Company expects to incur $100,000 which has not been accrued for when it relocates its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate restructuring charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued liabilities” in the Company’s consolidated balance sheet.
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2008 to June 30, 2009:

	December 31,			June 30,
	2008	Expense	Payment/Charges	2009
Severance	$—	$264,000	$(84,000)	$180,000
Professional fees	—	20,000	—	$20,000
Other	—	12,000	—	12,000

Total	$—	$296,000	$(84,000)	$212,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring for the three months ended June 30, 2009:

	March 31,			June 30,
	2009	Expense	Payment/Charges	2009
Severance	$181,000	$36,000	$(37,000)	$180,000
Professional fees	20,000	—	—	$20,000
Other	12,000	—	—	12,000

Total	$213,000	$36,000	$(37,000)	$212,000

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
Beginning in September 1998 the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 27 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of September 8, 2009, the most recent date data is available, is approximately 56 cases.
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
On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company estimates the total value of the Agreement at $3,500,000. Under the Agreement, the City paid a purchase price of $2,747,000. In addition, the Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the Facility through December 31, 2010. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
Subsequent events were evaluated by management through February 9, 2010, the date the consolidated financial statements were issued.
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
Results of Operations — the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Overall Results and Outlook
The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2009. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company.
Consolidated net sales for the first six months of 2009 decreased $1,669,604 to $5,763,908 when compared to net sales of $7,433,512 for the same period of 2008, representing a 22.5% decline. This decrease was attributable primarily to the negative effects of the credit crisis as described above. Pre-tax operating results improved to a pre-tax loss of $570,929 for the first six months of 2009 from a reported pre-tax loss of $1,536,710 for the first six months of 2008. After tax operating results improved to a net loss of $461,945 for the first six months of 2009 compared to a net loss of $1,482,269 for the first six months of 2008. Net loss per share (basic and diluted) was $0.29 for the first six months of 2009, down from a net loss per share (basic and diluted) of $0.95 for the same period in 2008.
Net Sales
Consolidated net sales for the six months ended June 30, 2009 were $5,763,908, a decrease of $1,669,604, or 22.5% compared to net sales of $7,433,512 for the same period of 2008. Sales of non-postal lockers for the six months ended June 30, 2009 were $3,613,497, a decrease of $1,104,326, or 23.4%, compared to sales of $4,717,823 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the first six months of 2009 was approximately $614,000 less than revenue during the same period in 2008. In addition to the overall reduction in economic activity, Canadian Locker sales were negatively impacted by the decrease in value of the Canadian Dollar as compared to the United States Dollar from an average of $0.99 for the first six months of 2008 to an average of $0.83 for the first six months of 2009. The decrease in the value of the Canadian Dollar caused our products to be more expensive in Canadian Dollars which resulted in fewer sales. Additionally, sales of laptop lockers decreased approximately $207,000 in the first six months of 2009 as compared to the same period in 2008. Sales of postal lockers were $2,150,411 for the six months ended June 30, 2009, a decrease of $565,278, or 20.8%, compared to sales of $2,715,689 for the same period of 2008. Lower postal locker sales were due primarily to lower sales of post office boxes to the United States Postal Service (“USPS”) and private customers. Post office box sales were negatively impacted by fewer USPS post office openings as well as fewer private mail store openings in 2009 as compared to 2008.

	Six Months Ended June 30,		Percentage
	2009	2008	Increase/(Decrease)
Postal Lockers	2,150,411	2,715,689	(20.8)%
Non-Postal Lockers	3,613,497	4,717,823	(23.4)%

Total	5,763,908	7,433,512	(22.5)%
Cost of Products Sold
Cost of products sold for the six months ended June 30, 2009 was $3,765,998 or 65.3% of net sales compared to $5,549,345, or 74.7% of net sales for the same period of 2008, a decrease of $1,783,347, or 32.1%. The decrease in the cost of sales as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2009 were $1,968,487 or 34.2% of net sales, compared to $3,111,782 or 41.9% of net sales for the same period of 2008, a decrease of $1,143,295, or 36.7%. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $208,000 for the six month period ended June 30, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates.

Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40%) as well as an across the board 10% reduction in wages. These resulted in severance and payroll tax charges during the six months ended June 30, 2009 of approximately $264,000. These payments are expected to be made over the next fifteen months. Additionally, the Company will relocate its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the first six months of 2009.
Pension Settlement Charge
Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to pension settlement costs incurred during the first six months of 2009.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management has determined that the decision to redesign the Horizontal 4c has impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,“Accounting for the Impairment or Disposal of Long Lived Assets” recorded an impairment charge against 2008 second quarter operating results in the amount of $228,000.
Interest Expense
Interest expense for the six months ended June 30, 2009 was $111,231, an increase of $36,875, or 50% compared to interest expense of $74,356 for the same period of 2008. Increased interest expense was due to the higher interest rate of 12% on the F.F.F.C., Inc. mortgage in 2009 as compared to the interest rate on the F&M Bank & Trust Co. mortgage in 2008.
Income Taxes
For the six months ended June 30, 2009, the Company recorded an income tax benefit of $108,984, compared to an income tax benefit of $54,441 for the same period of 2008. The Company’s effective tax rate on earnings was approximately 19.1% for the first six months of 2009 and 3.5% in the first six months of 2008. The effective tax rate for the first six months of 2009 was lower than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $71,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Six Months Ended June 30,
	2009	2008
Net loss	(461,945)	(1,482,269)
Income tax (benefit)	(108,984)	(54,441)
Interest expense	111,231	74,356
Depreciation and amortization expense	186,899	222,814
(Gain) loss on sale of equipment	956	(1,144)
Equity based compensation	3,594	57,620
Asset impairment	—	228,000
Restructuring costs	296,118	—
Pension settlement costs	209,807	—

Adjusted EBITDA	237,676	(955,064)
Adjusted EBITDA as a percentage of revenues	4.1%	-12.8%
Results of Operations — Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Overall Results and Outlook
The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2009. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company.
Consolidated net sales for the second quarter of 2009 reflect a decline in net sales of $866,179 to $3,045,785 when compared to net sales of $3,911,964 for the same period of 2008, representing a 22.1% decline. This decrease was attributable primarily to negative effects of the credit crisis as described above. Pre-tax operating results improved to a pre-tax profit of $160,640 for the second quarter of 2009 from a pre-tax loss of $789,968 for the second quarter of 2008. After tax operating results improved to net income of $105,158 for the second quarter of 2009 from a net loss of $748,746 for the second quarter of 2008. Net income per share (basic and diluted) was $0.07 in the second quarter of 2009, an improvement from a net loss per share (basic and diluted) of $0.48 for the second quarter of 2008.
Net Sales
Consolidated net sales for the three month period ended June 30, 2009 were $3,045,785, a decrease of $866,179, or 22.1%, compared to net sales of $3,911,964 for the same period of 2008. Sales of non-postal lockers for the three months ended June 30, 2009 were $1,920,189, a decrease of $511,233, or 21.0%, compared to sales of $2,431,422 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the three months ended June 30, 2009 was approximately $125,000 less than revenue during the same period in 2008. Additionally, sales of Ambassador stainless steel lockers decreased approximately $125,000 in the three months ended June 30, 2009 as compared to the same period in 2008. Sales of postal lockers were $1,125,596 for the three months ended June 30, 2009, a decrease of $354,946, or 24.0%, compared to sales of $1,480,542 for the same period of 2008. Lower postal locker sales were due primarily to lower sales of post office boxes to the United States Postal Service (“USPS”) and private customers. Post office box sales were negatively impacted by fewer USPS post office openings as well as fewer private mail store openings in 2009 as compared to 2008.

	Three Months Ended June 30,		Percentage
	2009	2008	Increase/(Decrease)
Postal Lockers	1,125,596	1,480,542	(24.0)%
Non-Postal Lockers	1,920,189	2,431,422	(21.0)%

Total	3,045,785	3,911,964	(22.1)%

Cost of Products Sold
Cost of products sold for the second quarter of 2009 was $1,828,912 or 60.0% of net sales, compared to $2,847,463, or 72.8% of net sales, for the same period of 2008, a decrease of $1,018,551 or 35.8%. The decrease in the cost of sales as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the second quarter of 2009 totaled $994,915 or 32.7% of net sales, compared to $1,582,017 or 40.4% during the same period of 2008, a decrease of $587,102, or 37.1%. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $96,000 for the three month period ended June 30, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates
Restructuring Costs
Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the three months ended June 30, 2009.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management has determined that the decision to redesign the Horizontal 4c has impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,“Accounting for the Impairment or Disposal of Long Lived Assets” recorded an impairment charge against 2008 second quarter operating results in the amount of $228,000.
Interest Expense
Interest expense for the second quarter of 2009 was $72,080 compared to $35,812 for the same period of 2008, an increase of $36,268 or 101.3%. Increased interest expense was due to the higher interest rate on the F.F.F.C., Inc. mortgage (12%) in 2009 as compared to the interest rate on the F&M Bank & Trust Co. mortgage in 2008 and increased borrowing against the Company’s line of credit.
Income Taxes
For the second quarter of 2009, the Company recorded an income tax expense of $55,482 compared to an income tax benefit of $41,222 for the same period of 2008. The Company’s effective tax rate on earnings was approximately 34.5% and (5.2)% in the second quarter of 2009 and 2008, respectively. The lower effective tax rate in 2008 was primarily due to a change in the valuation allowance of approximately $222,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Non-GAAP Financial Measure — Adjusted EBITDA
The Company presents the non-GAAP financial performance measure of Adjusted EBITDA because management uses this measure to monitor and evaluate the performance of the business and believe the presentation of this measure will enhance investors’ ability to analyze trends in the Company’s business, evaluate the Company’s performance relative to other companies and evaluate the Company’s ability to service debt.
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Excludes tax payments that represent a reduction in available cash; and

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

•	Excludes onetime expenses and equity compensation.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended June 30,
	2009	2008
Net income (loss)	105,158	(748,746)
Income tax expense (benefit)	55,482	(41,222)
Interest expense	72,080	35,812
Depreciation and amortization expense	93,521	113,656
(Gain) loss on sale of equipment	—	479
Equity based compensation	1,797	5,284
Asset impairment	—	228,000
Restructuring costs	36,118	—
Pension settlement costs	—	—

Adjusted EBITDA	364,156	(406,737)
Adjusted EBITDA as a percentage of revenues	12.0%	(10.4)%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2009	2008
Current Ratio	1.9 to 1	1.9 to 1
Working Capital	$2,678,016	$2,802,308
The decrease in working capital of $124,292 relates primarily to the reclassification of $173,354 of current portion of long-term debt to long-term debt as a result of the Company’s new mortgage.
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company (“F&M Bank”). The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009. The line of credit was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with F&M Bank. Interest on the F.F.F.C., Inc. loan was 12% per annum and was payable monthly. The loan was scheduled to mature on March 20, 2011. The F.F.F.C., Inc. mortgage loan was paid in full on September 18, 2009 in conjunction with the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine.
On July 29, 2009, the Company entered into a receivables purchase agreement (the “Receivables Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
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

Proceeds from the sales of receivables under the Receivables Agreement were used to repay the Company’s existing $750,000 revolving line of credit with the F&M Bank & Trust Co. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 13.2% of the Company’s aggregate net assets at June 30, 2009. Presently, management does not hedge its foreign currency risk.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2009. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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