Form 10-Q
period 2009-09-30
AMERICAN LOCKER GROUP INC
filed 2010-02-12
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,589,015 shares of common stock, par value $1.00, issued and outstanding as of February 10, 2010

FORWARD-LOOKING INFORMATION
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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009 (Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$537,277	$279,984
Accounts receivable, less allowance for doubtful accounts of approximately $215,000 in 2009 and $180,000 in 2008	1,450,144	1,315,536
Inventories, net	2,210,782	2,396,185
Prepaid expenses	109,964	212,867
Income taxes receivable	1,409,696	1,599,892
Deferred income taxes	273,800	180,430

Total current assets	5,991,663	5,984,894

Property, plant and equipment:
Land	500	500,500
Buildings	393,098	3,503,515
Machinery and equipment	7,845,798	7,756,607

	8,239,396	11,760,622
Less allowance for depreciation and amortization	(6,962,207)	(7,526,963)

	1,277,189	4,233,659

Prepaid pension asset	—	39,442
Deferred income taxes	554,567	552,043

Total assets	$7,823,419	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2009 (Unaudited)	2008
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$752,623
Current portion of long-term debt	—	173,354
Accounts payable	1,333,840	1,853,225
Accrued payroll and taxes	98,161	182,752
Income taxes payable	71,513	68,791
Deferred revenue	341,000	—
Other accrued expenses	544,344	151,841

Total current liabilities	2,388,858	3,182,586

Long-term liabilities:
Long-term debt, net of current portion	—	1,830,961
Pension, benefits and other long-term liabilities	1,217,179	1,169,306

	1,217,179	3,000,267

Total liabilities	3,606,037	6,182,853

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000
Issued shares — 1,763,849 in 2009 and 2008; Outstanding shares — 1,571,849 in 2009 and 2008	1,763,849	1,763,849
Other capital	238,636	233,841
Retained earnings	4,888,309	5,318,243
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(561,412)	(576,748)

Total stockholders’ equity	4,217,382	4,627,185

Total liabilities and stockholders’ equity	$7,823,419	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net sales	$8,654,627	$11,230,060

Cost of products sold	5,581,190	8,219,261

Gross profit	3,073,437	3,010,799

Selling, general and administrative expenses	2,871,705	4,454,181
Restructuring charge	296,118	—
Pension settlement charge	209,807	—
Asset impairment	—	250,052

Total selling, general and administrative	3,377,630	4,704,233

Total operating loss	(304,193)	(1,693,434)

Other income (expense):
Interest income	33	11,020
Loss on sale of property, plant and equipment	(13,352)	—
Other income (expense) — net	44,049	(23,487)
Interest expense	(244,191)	(112,287)

Total other income (expense)	(213,461)	(124,754)

Loss before income taxes	(517,654)	(1,818,188)
Income tax (expense) benefit	87,720	(49,503)

Net loss	$(429,934)	$(1,867,691)

Weighted average common shares:
Basic	1,571,849	1,562,483

Diluted	1,571,849	1,562,483

Loss per share of common stock:
Basic	$(0.27)	$(1.20)

Diluted	$(0.27)	$(1.20)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net sales	$2,890,719	$3,796,548

Cost of products sold	1,815,192	2,669,916

Gross profit	1,075,527	1,126,632

Selling, general and administrative expenses	903,218	1,342,399
Asset impairment	—	22,052

Total selling, general and administrative	903,218	1,364,451

Total operating income (loss)	172,309	(237,819)

Other income (expense):
Interest income	—	1,808
Loss on sale of property, plant and equipment	(12,396)	—
Other income (expense) — net	26,322	(7,536)
Interest expense	(132,960)	(37,931)

Total other income (expense)	(119,034)	(43,659)

Income (loss) before income taxes	53,275	(281,478)
Income tax expense	(21,264)	(103,944)

Net income (loss)	$32,011	$(385,422)

Weighted average common shares:
Basic	1,571,849	1,568,516

Diluted	1,571,849	1,568,516

Income (loss) per share of common stock:
Basic	$0.02	$(0.25)

Diluted	$0.02	$(0.25)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	(429,934)	(1,867,691)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	272,562	320,171
Loss on sale of property, plant and equipment	13,352	138
Asset impairment	—	250,052
Provision for uncollectible accounts	31,500	(17,796)
Equity based compensation	4,795	62,903
Deferred income taxes	(99,494)	104,176
Changes in assets and liabilities:
Accounts receivable	(283,540)	(325,060)
Inventories	185,578	17,534
Prepaid expenses	14,101	14,455
Accounts payable and accrued expenses	341,068	424,147
Pension and other benefits	97,446	(114,457)
Income taxes	192,918	(14,437)

Net cash provided by (used in) in operating activities	340,352	(1,145,865)

Investing activities
Proceeds from sale of property, plant & equipement	2,747,000	24,702
Purchase of property, plant and equipment	(73,019)	(293,531)

Net cash provided by (used in) in investing activities	2,673,981	(268,829)

Financing activities
Repayment of line of credit	(757,081)	—
Long term debt borrowings	2,000,000	—
Long-term debt payments	(4,004,315)	(99,350)
Borrowings under line of credit	4,458	625,804

Net cash provided by (used in) financing activities	(2,756,938)	526,454
Effect of exchange rate changes on cash	(102)	(53,693)

Net increase (decrease) in cash and cash equivalents	257,293	(941,933)
Cash and cash equivalents at beginning of period	279,984	1,561,951

Cash and cash equivalents at end of period	$537,277	$620,018

Supplemental cash flow information:
Cash paid for:
Interest	$206,139	$117,260

Income taxes	$—	$6,973

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
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
2.	Sale of Property
On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company estimates the total value of the Agreement at $3,500,000. Under the Agreement, the City paid a purchase price of $2,747,000. At the time of the sale, the Company had a net book value in the land and building of $2,759,396 and recorded a loss on the sale of $12,396.
The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the Facility through December 31, 2010. The Company received a $341,000 payment towards the moving costs at close which is recorded as “deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2009. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
3.	Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished products	$109,040	$77,665
Work-in-process	665,421	1,071,218
Raw materials	1,436,321	1,247,302

Net inventories	$2,210,782	$2,396,185

4.	Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2009 was 39.9% and 16.9%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $78,000 and $637,000 in 2009 and 2008 respectively.
5.	Stockholders’ Equity
Changes in stockholders equity were due to changes in comprehensive loss as well as stock option compensation expense in 2009. Stock option compensation expense was recorded as an increase in other capital of $4,795. Changes in stockholders’ equity were also due to changes in comprehensive loss of $414,778.

6.	Comprehensive Income (Loss)

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated balance sheet.

	Nine Months Ended September 30,
	2009	2008

Net loss	$(429,934)	$(1,867,691)
Foreign currency translation adjustments	27,467	(80,751)
Minimum pension liability adjustments, net of tax effect of $(8,208) in 2009 and $6,366 in 2008	(12,311)	9,549

Total comprehensive loss	$(414,778)	$(1,938,893)

	Three Months Ended September 30,
	2009	2008

Net loss	$32,011	$(385,422)
Foreign currency translation adjustments	15,580	(27,694)
Minimum pension liability adjustments, net of tax effect of $(4,440) in 2009 and $3,012 in 2008	(6,658)	4,518

Total comprehensive income (loss)	$40,933	$(408,598)

7.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008

Service cost	$15,570	$15,750	$—	$26,525
Interest cost	126,750	145,500	39,238	49,336
Expected return on plan assets	(101,250)	(147,750)	(47,473)	(62,488)
Net actuarial loss	41,250	—	3,743	7,505
Pension settlement charge	—	—	209,807	—

Net periodic benefit cost	$82,320	$13,500	$205,315	$20,878

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008

Service cost	$5,250	$5,250	$—	$8,771
Interest cost	42,250	48,500	13,495	16,314
Expected return on plan assets	(33,750)	(49,250)	(16,327)	(20,663)
Net actuarial loss	13,750	—	1,287	—

Net periodic benefit cost	$27,500	$4,500	$(1,545)	$6,904

The Company has frozen the accrual of any additional benefits under the U.S. defined benefit pension plan effective July 15, 2005.

Effective January 1, 2009, the Company converted its pension plan for its Canadian employees the (“Canadian Plan”) from a noncontributory defined benefit plan to a defined contribution plan. Until the conversion, benefits for the salaried employees were based on specified percentages of the employees’ monthly compensation. The conversion of the Canadian plan has the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2009	2008

Numerator:
Net loss	$(429,934)	$(1,867,691)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,571,849	1,562,483

Loss per common share (basic and diluted):	$(0.27)	$(1.20)

	Three Months Ended September 30,
	2009	2008

Numerator:
Net income (loss)	$32,011	$(385,422)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,571,849	1,568,516

Income (loss) per common share (basic and diluted):	$0.02	$(0.25)

The Company had 15,000 and 40,000 stock options outstanding at September 30, 2009 and 2008, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
9.	Debt

On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009 and was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.

On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with the F&M Bank & Trust Co. Interest on the loan was 12% per annum and payable monthly. The loan was scheduled to mature on March 20, 2011. This mortgage loan was paid in full on September 18, 2009 in conjunction with the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine.

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

As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions (representing approximately 40% of the Company’s workforce) resulted in severance and payroll charges during the nine months ended September 30, 2009 of approximately $264,000. These payments are expected to be made over the next fifteen months. Additionally, the Company expects to incur $100,000 which has not been accrued for when it relocates its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued liabilities” in the Company’s consolidated balance sheet.

The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan which are included in “other accrued liabilities” in the Company’s consolidated balance sheet as of December 31, 2008 to September 30, 2009:

	December			September
	31, 2008	Expense	Payment/Charges	30, 2009
Severance	$—	$264,000	$(96,000)	$168,000
Professional fees	—	20,000	—	$20,000
Other	—	12,000	—	$12,000

Total	$—	$296,000	$(96,000)	$200,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended September 30, 2009:

	June 30,			September
	2009	Expense	Payment/Charges	30, 2009
Severance	$180,000	$—	$(12,000)	$168,000
Professional fees	20,000	—	—	$20,000
Other	12,000	—	—	$12,000

Total	$212,000	$—	$(12,000)	$200,000

11.	Commitments and Contingencies

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

Management has evaluated subsequent events through February 12, 2010 the date the consolidated financial statements were issued.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
In June 2009 the SEC released “Update of codification of Staff Accounting Bulletins”. This update amends or rescinds existing portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletin Series to be consistent with the authoritative accounting guidance of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), primarily codified into Topic 805 in the ASC and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), primarily codified into ASC 810-10-65. This update is effective for the Company beginning with the first fiscal quarter of 2010 and will be utilized in conjunction with future business combinations and non-controlling interests.
Results of Operations — the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Overall Results and Outlook
The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2009. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the first nine months of 2009 decreased $2,575,433 to $8,654,627 when compared to net sales of $11,230,060 for the same period of 2008, representing a 22.9% decline. This decrease was attributable primarily to the negative effects of the credit crisis as described above. Pre-tax operating results improved to a pre-tax loss of $517,654 for the first nine months of 2009 from a reported pre-tax loss of $1,818,188 for the first nine months of 2008. After tax operating results improved to a net loss of $429,934 for the first nine months of 2009 compared to a net loss of $1,867,691 for the first nine months of 2008. Net loss per share (basic and diluted) was $(0.27) for the first nine months of 2009, an improvement from a net loss per share (basic and diluted) of $1.20 for the same period in 2008.
Net Sales
Consolidated net sales for the nine months ended September 30, 2009 were $8,654,627, a decrease of $2,575,433, or 22.9% compared to net sales of $11,230,060 for the same period of 2008. Sales of non-postal lockers for the nine months ended September 30, 2009 were $5,344,263, a decrease of $1,757,180, or 24.7%, compared to sales of $7,101,443 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the first nine months of 2009 was approximately $894,000 less than revenue during the same period in 2008. The remaining decrease in non-postal locker sales is attributable to the effects of the economic crisis described above. Sales of postal lockers were $3,310,364 for the nine months ended September 30, 2009, a decrease of $818,253, or 19.8%, compared to sales of $4,128,617 for the same period of 2008. Lower postal locker sales were due primarily to lower sales of post office boxes to the United States Postal Service (“USPS”) and private customers. Post office box sales were negatively impacted by fewer USPS post office openings as well as fewer private mail store openings in 2009 as compared to 2008.

	Nine Months Ended September 30,		Percentage
	2009	2008	Decrease
Postal Lockers	$3,310,364	$4,128,617	(19.8)%
Non-Postal Lockers	5,344,263	7,101,443	(24.7)%

Total	8,654,627	11,230,060	(22.9)%
Cost of Products Sold
Cost of products sold for the nine months ended September 30, 2009 was $5,581,190 or 64.5% of net sales compared to $8,219,261, or 73.2% of net sales for the same period of 2008, a decrease of $2,638,071, or 32.1%. The decrease in the cost of sales as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs. The transition to the lower cost second generation Horizontal 4c mailbox also contributed to the decrease in cost of sales as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2009 were $2,871,705 or 33.2% of net sales, compared to $4,454,181 or 39.7% of net sales for the same period of 2008, a reduction of $1,582,476, or 35.5%. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $319,000 for the nine month period ended September, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages. These reductions were approximately 40% of the Company’s workforce, resulted in severance and payroll tax charges during the nine months ended September 30, 2009 of approximately $264,000. These payments are expected to be made over the next fifteen months. Additionally, the Company will relocate its Ellicottville, New York operations to be co-located with its Grapevine, Texas operations in the first half of 2011. The restructuring will result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for more detail related to restructuring costs incurred during the first nine months of 2009.
Pension Settlement Charge
As a consequence of the Company’s staff reductions at its’ Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 during the first nine months of 2009. Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to pension benefit costs incurred during 2009.
Asset Impairment
Due to the inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of Financial Accounting Standards Board Statement 144,“Accounting for the Impairment or Disposal of Long Lived Assets,”, primarily codified into ASC 360, recorded impairment charges totaling $250,052 during the second and third quarters of 2008.
Loss on Sale of Property, Plant and Equipment
Loss on sale of property, plant and equipment for the nine months ended September 30, 2009 was $13,352. The loss is primarily attributable to the Company recorded on the sale of its property in Grapevine, Texas. Refer to Note 2 in Item 1 of the Quarterly Report on Form 10-Q for detail related to the sale of property.
Interest Expense
Interest expense for the nine months ended September 30, 2009 was $244,191, an increase of $131,904, or 117.5% compared to interest expense of $112,287 for the same period of 2008. Increased interest expense was due to the higher interest rate of 12% on the F.F.F.C., Inc. mortgage and the higher interest rate on the Gulf Coast Bank & Trust Company receivables purchase agreement as well as loan origination costs in 2009 as compared to the interest rate on the F&M Bank & Trust Co. loans in 2008.
Income Taxes
For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $87,720 compared to an income tax expense of $49,503 for the same period of 2008. The Company’s effective tax rate on earnings was approximately 16.9% for the first nine months of 2009 and 2.7% in the first nine months of 2008.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA (as computed by the Company):
•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Excludes tax payments that represent a reduction in available cash;

•	Excludes non-cash equity based compensation;

•	Excludes one-time restructuring costs and pension settlement costs;

•	Excludes one-time expenses and equity compensation; and

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Nine Months Ended September 30,
	2009	2008
Net loss	$(429,934)	$(1,867,691)
Income tax expense (benefit)	(87,720)	49,503
Interest expense	244,191	112,287
Depreciation and amortization expense	272,562	320,171
Loss on sale of property	13,352	—
Equity based compensation	4,795	62,903
Asset impairment	—	250,052
Restructuring costs	296,118	—
Pension settlement costs	209,807	—

Adjusted EBITDA	$523,171	$(1,072,637)
Adjusted EBITDA as a percentage of revenues	6.0%	(9.6%)
Results of Operations — Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Overall Results and Outlook
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
Consolidated net sales for the third quarter of 2009 reflect a decline in net sales of $905,829 to $2,890,719 when compared to net sales of $3,796,548 for the same period of 2008, representing a 23.9% decline. This decrease was attributable primarily to the negative effects of the credit crisis as described above. Pre-tax operating results improved to pre-tax income of $53,275 for the three months ended September 30, 2009 from a reported pre-tax loss of $281,478 for the three months ended September 30, 2008. After tax operating results improved to net income of $32,011 for the three months ended September 30, 2009 compared to a net loss of $385,422 for the three months ended September 30, 2008. Net income per share (basic and diluted) was $0.02 for the three months ended September 30, 2009, up from a net loss per share (basic and diluted) of $0.25 for the same period in 2008.
Net Sales
Consolidated net sales for the three month period ended September 30, 2009 were $2,890,719, a decrease of $905,829, or 23.9%, compared to net sales of $3,796,548 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the three months ended September 30, 2009 was approximately $280,000 less than revenue during the same period in 2008. Additionally, sales of replacement parts and keys decreased approximately $323,000 for the three months ended September 30, 2009 as compared to the same period in 2008. Sales of postal lockers were $1,159,954 for the three months September 30, 2009, a decrease of $252,974, or 17.9%, compared to sales of $1,412,928 for the same period of 2008. Lower postal locker sales were due primarily to lower sales of post office boxes to the United States Postal Service (“USPS”) and private customers. Post office box sales were negatively impacted by fewer USPS post office openings as well as fewer private mail store openings in 2009 as compared to 2008.

	Three Months Ended
	September 30,		Percentage
	2009	2008	Decrease
Postal Lockers	$1,159,954	$1,412,928	(17.9)%
Non-Postal Lockers	1,730,765	2,383,620	(27.4)%

Total	2,890,719	3,796,548	(23.9)%

Cost of Products Sold
Cost of products sold for the third quarter of 2009 was $1,815,192, or 62.8% of net sales, compared to $2,669,916 or 70.3% of net sales, for the same period of 2008, a decrease of $854,724 or 32.0%. The decrease in the cost of sales as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs. The transition to the lower cost second generation Horizontal 4c mailbox also contributed to the decrease in cost of sales as a percentage of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the third quarter of 2009 totaled $903,218 or 31.2% of net sales, compared to $1,342,399 or 35.4% during the same period of 2008, a reduction of $439,181 or 32.8%. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $110,000 for the three month period ended September 30, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates.
Asset Impairment
Due to the inadequate profitability of the Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the current Horizontal 4c design. The Company updated their impairment analysis as of September 30, 2008 impairing an additional $22,052 of inventory related to the 4c. In total, the Company has recorded impairment of $250,052 in accordance with accounting guidance regarding,“Accounting for the Impairment or Disposal of Long Lived Assets”, primarily codified into ASC 360.
Loss on Sale of Property, Plant and Equipment
Loss on sale of property, plant and equipment for the nine months ended September 30, 2009 was $12,396. The loss is attributable to the Company recorded on the sale of its property in Grapevine, Texas. Refer to Note 2 in Item 1 of the Quarterly Report on Form 10-Q for detail related to the sale of property.
Interest Expense
Interest expense for the third quarter of 2009 was $132,960 compared to $37,931 for the same period of 2008. Increased interest expense was due to the higher interest rate of 12% on the F.F.F.C., Inc. mortgage and the higher interest rate on the Gulf Coast Bank & Trust Company receivables purchase agreement as well as loan organization costs in 2009 as compared to the interest rate on the F&M Bank & Trust Co. loans in 2008.
Income Taxes
For the third quarter of 2009, the Company recorded an income tax expense of $21,264 compared to an income tax expense of $103,944 for the same period of 2008. The Company’s effective tax rate on earnings was approximately 39.9% and 37% in the third quarter of 2009 and 2008, respectively.
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
•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Excludes tax payments that represent a reduction in available cash;

•	Excludes non-cash equity based compensation;

•	Excludes one-time restructuring costs and pension settlement costs;

•	Excludes one-time expenses and equity compensation; and

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended
	September 30,
	2009	2008
Net income (loss)	$32,011	$(385,422)
Income tax expense	21,264	103,944
Interest expense	132,960	37,931
Depreciation and amortization expense	85,663	97,357
Loss on sale of equipment	12,396	1,282
Equity based compensation	1,201	5,283
Asset impairment	—	22,052

Adjusted EBITDA	$285,495	$(117,573)
Adjusted EBITDA as a percentage of revenues	9.9%	(3.1%)
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2009	2008
Current Ratio	2.5 to 1	1.9 to 1
Working Capital .	$3,602,805	$2,802,308
The increase in working capital of $800,497 relates primarily to the sale of the Company’s facility in Grapevine, Texas and the resulting payoff of short term debt.
On March 5, 2009, the Company renewed its $750,000 revolving line of credit with F&M Bank and Trust Company. The loan accrued interest at prime plus 75 basis points (0.75%). The revolving line of credit matured on June 5, 2009 and was secured by all accounts receivable, and inventory. The credit agreement underlying the revolving line of credit required compliance with certain covenants.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 14.4% of the Company’s aggregate net assets at September 30, 2009. Presently, management does not hedge its foreign currency risk.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2009. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including consideration of the existence of the material weaknesses discussed below, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were not effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

AMERICAN LOCKER GROUP INCORPORATED
February 12, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

February 12, 2010	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer