Form 10-K
period 2009-12-31
AMERICAN LOCKER GROUP INC
filed 2010-03-31
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number 0-439
American Locker Group Incorporated
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0338330 (I.R.S. Employer Identification No.)

815 South Main Street Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
(817) 329-1600
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates was approximately $253,000 based on the $0.25 price at which the Common Stock was last sold on June 30, 2009, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known to the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
     As of March 30, 2010, 1,589,015 shares of Common Stock, $1.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2009 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2009 fiscal year.

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
Vail Resorts, Inc.
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
     A Cluster Box Unit (“CBU”) is a free standing, multi-tenant mailbox designed to be mounted on a pedestal for use outdoors. On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Beginning in September 2007, the Company’s revenues and profitability were and continue to be adversely affected by this decertification. During 2009, 2008 and 2007, sales to the USPS accounted for 3.9%, 5.6%, and 3.7%, respectively, of the Company’s net sales. In addition, sales of the aluminum CBUs to the private market in 2009, 2008 and 2007 accounted for an additional 0.0%, 0.3%, and 28.4% of the Company’s sales, respectively.
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
     As a result of the decertification of the Model E CBU, the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU and the current economic environment, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes have included the adoption of lean manufacturing processes; reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by an increased focus on selling value-added niche products (which have higher margins than the USPS licensed CBUs), improving the Company’s sales and distribution efforts and contract manufacturing projects. Contract manufacturing includes the manufacture of metal furniture, electrical junction boxes and other metal products for third party customers. Contract manufacturing generated approximately 12% of the Company’s sales in 2009. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

     Edward Ruttenberg resigned from his positions as Chairman, Chief Executive Officer, Chief Operating Officer and Treasurer, effective January 31, 2008. Mr. Ruttenberg continued to serve as a member of Board of Directors until his resignation on March 31, 2009. In connection with Mr. Ruttenberg’s resignation, John E. Harris, a current member of the Company’s Board of Directors, was appointed as non-executive Chairman of the Board of Directors on January 11, 2008. Also on January 11, 2008, Allen D. Tilley, who is also a current member of the Company’s Board of Directors, was appointed as Chief Executive Officer of the Company, and Paul M. Zaidins, the Company’s Chief Financial Officer, was appointed as President and Chief Operating Officer of the Company. Mr. Zaidins continues to perform his duties as Chief Financial Officer and as President and Chief Operating Officer, oversees the Company’s day-to-day business operations.
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
     Price fluctuations of raw material and other components have become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced a significant decreases in steel and aluminum prices in 2009 compared to 2008, the two primary raw materials utilized in the Company’s operations. However, prices for steel and aluminum significantly increased in 2007 and 2008. The cost per pound of aluminum based on the three month buyer contract peaked on July 11, 2008 at $1.52. By December 31, 2009, the cost per pound of aluminum was $1.02. The average cost per pound of aluminum, based on the three month buyer contract on the London Metals Exchange, was $0.77, $1.19, and $1.21 in 2009, 2008 and 2007, respectively, representing a decrease of 35% from 2008 to 2009 and a decrease of 1.6% from 2007 to 2008. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.
     The Company’s metal coin operated and electronic lockers were manufactured by contract manufacturers through the second quarter of 2008. Beginning in the second quarter of 2008, the Company’s wholly-owned subsidiary, Security Manufacturing Corporation (“SMC”), began manufacturing painted steel and stainless steel coin operated lockers. The Company’s aluminum mailboxes are also manufactured and sold by SMC.
Patents
     The Company owns a number of patents, none of which it considers to be material to the conduct of its business.
Employees
     The Company and its subsidiaries actively employed 137 individuals on a full-time basis as of December 31, 2009, two of whom were based in Canada. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer
     During 2009, 2008 and 2007, sales to one customer, the USPS, accounted for 3.9%, 5.6% and 3.7%, respectively, of net sales. In addition, sales of the Model E CBU to the private market accounted for an additional 0.0%, 0.3% and 28.4% of the Company’s sales in 2009, 2008 and 2007, respectively. See Overview in “Item 1. Business” for additional information on the decrease in sales in 2008 and 2009 related to the Model E CBU.
     The Company had one contract manufacturing customer that accounted for 12.5% of consolidated revenue in 2009. The Company did not have any customer that was responsible for greater than 10% of consolidated revenue in 2008 or 2007.
Geographic Areas
     The Company sells lockers in foreign countries including Canada, Chile, Mexico, Greece, India, and the United Kingdom. During 2009, 2008 and 2007, sales in foreign countries accounted for 17.6%, 19.8% and 13.2%, respectively of consolidated net sales.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended $139,307, $199,553 and $309,038, in 2009, 2008 and 2007, respectively, for such activity in its continuing businesses.
Compliance with Environmental Laws and Regulations
     The Company’s facilities and operations are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. The Company’s owned and leased real property may give rise to such investigation, remediation and monitoring liabilities under applicable environmental laws. In addition, anyone disposing of hazardous substances on such sites must comply with applicable environmental laws. Based on the information available to it, the Company believes that, with respect to its currently owned and leased properties, it is in material compliance with applicable federal, state and local environmental laws and regulations. See “Item 3. Legal Proceedings” and Note 15 to the Company’s consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for further discussion with respect to the settlement of certain environmental litigation.
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
     As a result of the decertification of the Model E CBU and the USPS rejection of the Company’s application to manufacture the USPS-B-1118 CBU, the Company has implemented a series of operational changes for the purpose of streamlining operations and lowering costs. These changes include a reduction of administrative costs, the adoption of lean manufacturing processes, reducing the number of employees, re-design of the Horizontal 4c mailbox to reduce manufacturing costs, negotiating lower costs with vendors, and in-sourcing the manufacturing of non-postal lockers. These changes will be augmented by a shift in the Company’s business focus to selling value-added niche products (which have higher margins than the USPS-licensed CBUs) and improving the Company’s sales and distribution efforts. However, if these changes do not successfully reduce costs and/or increase revenues, the Company’s ability to remain in business would be adversely affected.
The Company’s results of operations are dependent on the price of raw materials, particularly steel and aluminum. High raw material costs or cost increases could have a material adverse effect on the Company’s operating results.
     Volatility in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant volatility in steel and aluminum prices from 2007 to 2009. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of raw materials through product price increases. However, the Company’s ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company’s control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts. If the Company is not able to successfully mitigate the effects of rising raw materials costs, the Company’s results of operations, business and financial condition may be materially adversely affected.
The Company must relocate to a new facility by December 31, 2010. Failure to locate an adequate facility and relocate in a timely manner could have a materially adverse effect on the Company’s operating results.
     As a result of the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine, the Company must relocate to a new headquarters and primary manufacturing facility by December 31, 2010. The Company manufactures all of its postal and non-postal lockers at this facility and any delays or disruptions during the relocation would negatively impact the Company’s ability to manufacture product. If this were to happen it would have a material adverse effect on the Company’s operating results and liquidity.
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
Continuing disruptions in the financial markets or other factors could affect the Company’s liquidity.
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
     The terrorist attacks of September 11, 2001 caused a significant slowdown in the tourism industry. Additional terrorist attacks or fear of such attacks would negatively affect the tourism industry and, due to the nature of our business, the Company. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities.
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
     On May 8, 2007, the USPS notified the Company that, effective September 8, 2007, the USPS would decertify the Company’s Model E CBU. Sales to the private market of the Model E CBU accounted for 0.0%, 0.3%, and 28.4% of the Company’s sales in 2009, 2008, and 2007, respectively. On November 30, 2007, the Company announced that the USPS had rejected the Company’s application to manufacture the USPS-B-1118 CBU. In rejecting the Company’s application, the USPS cited weaknesses in the Company’s financial and inventory controls that existed in 2005 and 2006. Although the Company remedied most of these weaknesses during the 2007 fiscal year, the USPS noted remedies had not been in place long enough to be subjected to review as part of the Company’s annual audit. Please see Management’s Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K under Item 9A(T). However, the USPS did advise the Company that it could resubmit its application within a reasonable period of time. Accordingly, the Company intends to evaluate the feasibility of reapplying to manufacture the USPS-B-1118 CBU at a later time. While the Company has shifted its business plan to increase its focus on its higher-margin niche products to offset the loss of revenues from the USPS, failure to obtain USPS approval to manufacture the USPS-B-1118 CBU may materially adversely affect the Company’s results of operations, business and financial condition in the future.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

		Approximate
		Floor Space
Location	Subsidiary	In Sq. Ft.	Use
Ellicottville, NY	American Locker Security Systems, Inc. Lock Shop and Service Center	12,800	Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	1,000*	Sales, service and repair of lockers and locks
Grapevine, TX	Operated by Security Manufacturing Corporation	70,000*	Manufacturing and corporate headquarters (1)

TOTAL		83,800

     The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company’s presently contemplated needs.

(1)	On September 18, 2009, the Company closed the sale of its Grapevine, Texas facility. Please see Note 3 “Sale of Property” to the Company’s consolidated financial statements for further information.
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
     Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 30 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 17, 2010, the most recent date information is available, is approximately 43 cases.

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
     None.
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
Market Price
Per Common Share

2009	High	Low
Quarter ended December 31, 2009	$2.00	$0.40
Quarter ended September 30, 2009	0.75	0.25
Quarter ended June 30, 2009	0.35	0.15
Quarter ended March 31, 2009	1.05	0.15

2008	High	Low
Quarter ended December 31, 2008	$3.50	$0.82
Quarter ended September 30, 2008	3.75	2.75
Quarter ended June 30, 2008	4.00	2.76
Quarter ended March 31, 2008	4.05	3.40
     The last reported sales price of the Company’s common stock as of December 31, 2009 was $1.60. The Company had 808 security holders of record as of that date.
     The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.

Equity Compensation Plan Information
     The following table summarizes as of December 31, 2009, the shares of common stock authorized for issuance under our equity compensation plans:

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders(1)	12,000	$4.95	37,000
Equity compensation plans not approved by security holders	—	—	—

Total	12,000	$4.95	37,000

(1)	Includes the American Locker Group Incorporated 1999 Stock Incentive Plan. Please see Note 11 “Stock-Based Compensation” to the Company’s consolidated financial statements for further information.
Item 6. Selected Financial Data.
     The following table sets forth selected historical financial data of the Company and its consolidated subsidiaries as of, and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and “Item 1. Description of Business.”

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Sales	$12,515,433	$14,129,807	$20,242,803	$25,065,090	$32,303,689
Income (loss) before income taxes	(618,945)	(3,353,730)	(2,749,743)	845,224	(9,512,121)
Income tax (benefit)	(196,339)	(653,519)	(845,626)	300,904	(1,272,006)
Net income (loss)	(422,606)	(2,700,211)	(1,904,117)	544,320	(8,240,115)
Earnings (loss) per share—basic	(0.27)	(1.73)	(1.23)	0.35	(5.35)
Earnings (loss) per share—diluted	(0.27)	(1.73)	(1.23)	0.35	(5.35)
Weighted average common shares outstanding—basic	1,572,511	1,564,039	1,549,516	1,547,392	1,540,179
Weighted average common shares outstanding—diluted	1,572,511	1,564,039	1,549,516	1,547,392	1,540,179
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	255,973	159,380	195,280	184,257	333,389
Depreciation and amortization expense	337,507	416,664	386,430	396,304	562,078
Number of employees (1)	137	117	126	147	132
Consolidated Balance Sheet Total assets	8,894,726	10,810,038	12,416,042	14,517,522	15,241,854
Long-term debt, including current portion	0	2,004,315	2,143,765	2,178,042	2,316,210
Stockholders’ equity	4,265,782	4,627,185	7,758,161	9,302,162	8,614,629
Stockholders’ equity per share (2).	2.68	2.94	5.01	6.00	5.57
Common shares outstanding at year-end	1,589,015	1,571,849	1,549,516	1,549,516	1,546,146
Expenditures for property, plant and equipment	97,118	334,902	818,646	98,591	475,775

(1)	As part of the Company’s restructuring in January 2009, 50 permanent and temporary positions were eliminated. The Company added approximately 50 temporary positions in the fourth quarter of 2009 to work on a contract manufacturing project that was completed in January 2010.

(2)	Based on shares outstanding at December 31, 2009.

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
Revenue Recognition
     The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 25.0% of its revenue in 2009 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.
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
     In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.
Pension Assumptions
     The Company maintains a defined benefit plan covering its U.S. employees and a separate defined contribution plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2009 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, and discount rate were also made. The discount rates used in determining the 2009 pension costs were 6.0% and 6.75% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.
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
Deferred Income Tax Assets
     The Company had net deferred tax assets of approximately $929,000 at December 31, 2009. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2009, are realizable. If future operating results continue to generate taxable losses, it may be necessary to increase the valuation allowances to reduce the amount of the deferred income tax assets to realizable value.
Results of Operations—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overall Results and Outlook
     The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2009. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the twelve months ended December 31, 2009 decreased $1,614,374 to $12,515,433 when compared to net sales of $14,129,807 for the same period of 2008, representing an 11.4% decline. This decrease was attributable primarily to the negative effects of the credit crisis as described above. Pre-tax operating results improved to a pre-tax loss of $618,945 for the twelve months ended December 31, 2009 from a reported pre-tax loss of $3,353,730 for the same period of 2008. After tax operating results improved to a net loss of $422,606 for the twelve months ended December 31, 2009 compared to a net loss of $2,700,211 for the first twelve months ended December 31, 2008. Net loss per share (basic and diluted) was $0.27 for the year ended December 31, 2009, an improvement from a net loss per share (basic and diluted) of $1.73 for the same period in 2008.
Net Sales
     Consolidated net sales in 2009 were $12,515,433, a decrease of $1,614,374, or 11.4% from net sales of $14,129,807 in 2008. Sales of non-postal lockers for the year ended December 31, 2009 were $7,044,760, a decrease of $1,785,545, or 20.2%, compared to sales of $8,830,305 for the same period of 2008. The non-postal locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the twelve months ended December 31, 2009 was approximately $1.1 million less than revenue during the same period in 2008. The remaining decrease in non-postal locker sales is attributable to lower revenue from replacement keys, locks and parts which were approximately $600,000 less in 2009 than in 2008. Sales of postal lockers were $3,923,610 for the twelve months ended December 31, 2009, a decrease of $1,375,892, or 26.0%, compared to sales of $5,299,502 for the same period of 2008. Lower postal locker sales were due primarily to reduced new construction activity as a result of the economic crisis described above. Decreases in postal and non-postal locker sales were partially offset by the Company’s entry into contract manufacturing in 2009. The Company generated $1,547,063 in revenue from contract manufacturing in 2009 as compared to $0 in 2008. Contract manufacturing includes the manufacture of metal furniture, electrical junction boxes and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

     Sales by general product group for the last two years were as follows:

			Percentage
	2009	2008	Increase (Decrease)
Postal Lockers	$3,923,610	$5,299,502	(26.0)%
Contract Manufacturing	1,547,063	—	—
Non-Postal Lockers	7,044,760	8,830,305	(20.2)%

Total	$12,515,433	$14,129,807	(11.4)%
Gross Margin
     Consolidated gross margin as a percentage of sales was 31.3% in 2009 as compared to 22.5% in 2008. The increase in gross margin as a percentage of sales was primarily due to reduced overhead expenses as a result of the Company’s restructuring plan as well as reduced raw material costs. The transition to the lower cost second generation Horizontal 4c mailbox also contributed to the decrease in cost of sales as a percentage of sales.
Selling, Administrative and General Expenses
     Selling, administrative and general expenses in 2009 totaled $3,873,415, a decrease of $2,155,315 compared to $6,028,730 in 2008. This decrease was primarily due to reduced personnel costs related to the Company’s restructuring plan. Freight expenses decreased approximately $370,000 for the twelve month period ended December 31, 2009, as compared to the same period in 2008, as a result of the decreased net sales coupled with lower negotiated freight rates.
Restructuring Costs
     As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across-the-board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions representing approximately 40% of the Company’s workforce, resulted in severance and payroll tax charges during the twelve months ended December 31, 2009 of approximately $296,000. These payments are expected to be made over the next twelve months. Additionally, the Company will relocate its Ellicottville, New York operations to be co-located with its Grapevine, Texas operations in the first half of 2011. The restructuring will result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to Note 17 to the Company’s consolidated financial statements for more detail related to restructure costs incurred during 2009.
Pension Settlement Charge
     As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of approximately $133,000 during the twelve months ended December 31, 2009. In addition, as lump sums paid exceeded the sum of service cost and interest cost in the US plan the Company was required to record a non cash pension settlement charge of approximately $63,000 for the twelve months ended Dec 31, 2009. Refer to Note 9 to the Company’s consolidated financial statements for detail related to pension benefit costs incurred during 2009.
Loss on Sales of Property, Plant and Equipment
     Loss on sales of property, plant and equipment for the year ended December 31, 2009 was $14,299. The loss is primarily attributable to the loss the Company recorded on the sale of its property in Grapevine, Texas. Refer to Note 3, “Sale of Property” to the Company’s consolidated financial statements for detail related to the sale of property.
Other Income and Expense—Net
     Other income, net in 2009 totaled $89,982, an increase of $155,754 compared to other expense in excess of other income of $65,772 in 2008.
Interest Expense
     Interest expense in 2009 totaled $255,973, an increase of $96,593 compared to $159,380 in 2008. The increase is due to higher interest rates on the F.F.F.C., Inc. mortgage and the higher interest rate on the Gulf Coast Bank & Trust Company receivables purchase agreement as well as loan origination costs in 2009 as compared to the interest rate on the F&M Bank & Trust Co. loans in 2008. See “Financing Activities” below.

Income Taxes
     In 2009, the Company recorded an income tax benefit of $196,339 compared to income tax benefit of $653,519 in 2008. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss was a 31.7% benefit in 2009 compared to a 19.5% benefit in 2008.
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
     The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2009	2008
Net income (loss)	(422,606)	(2,700,211)
Income tax benefit	(196,339)	(653,519)
Interest expense	255,973	159,380
Depreciation and amortization expense	337,507	416,664
Loss on sale of equipment	14,299	138
Equity based compensation	26,171	71,186
Asset impairment	0	275,685
Restructuring charge	296,118	0
Pension settlement charge	186,069	0

Adjusted EBITDA	497,192	(2,430,677)
Adjusted EBITDA as a percentage of revenues	4.0%	-17.2%

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

Gross Margin
     Consolidated gross margin as a percentage of sales was 22.5% in 2008 as compared to 24.3% in 2007. The decrease in the gross margin as a percentage of sales was due to higher material costs in the new Horizontal 4c as compared to the Horizontal 4b+ that it replaced. Additionally, gross margin as a percentage of sales were lower due to underutilization of the Company’s Grapevine, Texas manufacturing plant as a result of the Model E CBU’s decertification. This resulted in fixed overhead being under-absorbed and increasing period costs. The Company recorded a provision for excess and obsolete inventory of approximately $124,000 in 2008.
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
Asset Impairment
     Due to inadequate profitability of the current Horizontal 4c design, management decided during the second quarter of 2008 to redesign the Horizontal 4c to reduce manufacturing costs. Management determined that the decision to redesign the Horizontal 4c impaired the Company’s investment in tooling and inventory related to the then current Horizontal 4c design. Therefore, the Company, in accordance with the provisions of ASC 360, Property, Plant and Equipment recorded impairment charges totaling $275,685 in 2008.
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
Liquidity and Sources of Capital
Cash Flows Summary

	Year ended December 31,
	2009	2008	2007
Net cash (used in) provided by:
Operating activities	$(70,463)	$(1,488,884)	$(294,669)
Investing activities	2,649,882	(310,200)	(818,646)
Financing activities	(2,328,350)	613,173	(34,277)
Effect of exchange rate changes on cash	(4,301)	(96,056)	201,319

Increase (Decrease) in cash and cash equivalents	$246,768	$(1,281,967)	$(946,273)

Operating Activities
     In 2009, net cash used in operating activities was $70,463 compared with net cash used in operating activities of $1,488,884 in 2008. The change was due primarily to the decreased net loss of $564,016 in 2009 partially offset by an increase in income taxes receivable of $197,581, an increase in pension benefits of $135,126, and depreciation of $337,507 compared with a net loss of $2,700,212 in 2008.

     In 2008, the Company used net cash in operating activities of $1,488,884 compared with net cash used in operating activities of $294,669 in 2007. The change was due primarily to the net loss of $2,700,212 in 2008 partially offset by an increase in income taxes receivable of $1,561,991compared with a net loss of $1,904,117 in 2007.
Investing Activities
     Net cash provided by investing activities was $2,649,882 in 2009 compared with net cash used in investing activities of $310,200 in 2008. The increase was due to the sale of the Company’s facility in Grapevine, Texas which resulted in proceeds of $2,747,000 in 2009.
     Net cash used in investing activities was $310,200 in 2008 compared with net cash used in investing activities of $818,646 in 2007. The change was due to reduced capital expenditures in 2008 as compared to 2007.
Financing Activities
     Net cash used in financing activities was $2,328,350 in 2009 compared with net cash provided by financing activities of $613,173 in 2008. The change is due to repayment of the Company’s borrowings of $757,081 under its Line of Credit (defined below) and the repayment of the Company’s long term debt.
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
     On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing Mortgage Loan with the F&M Bank. Interest on the loan was 12% per annum and was payable monthly. The loan matured on March 20, 2011. This loan has been prepaid with the proceeds of the sale of the Grapevine, Texas facility discussed below.
     On July 29, 2009, the Company entered into a receivables purchase agreement (the “Receivables Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company sells certain of its accounts receivable to GCBT. GCBT will not purchase additional receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT may require the Company to repurchase the receivable.
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
     Proceeds from the sales of receivables under the Receivables Agreement were used to repay the Line of Credit with the F&M Bank. The Company has granted to GCBT a security interest in certain assets to secure its obligations under the Receivables Agreement. The Agreement is terminable at any time by either the Company or GCBT upon the giving of notice. The Receivables Agreement expires July 29, 2010.
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

Effect of Exchange Rate Changes on Cash
     Net cash used by the effect of exchange rate changes on cash was $4,301 in 2009 as compared to net cash used of $96,055 in 2008. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused an increase in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 16.5% from $0.8183 to $0.9532 between December 31, 2008 and 2009.
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
Cash and Cash Equivalents
     On December 31, 2009, the Company had cash and cash equivalents of $526,752 compared with $279,984 on December 31, 2008. The change was due primarily to the net proceeds from the sale of the Company’s headquarters and primary manufacturing facility after repayment of the Company’s mortgage loan from F.F.F.C., Inc.
Liquidity
     The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2009	2008
Current Ratio	2.1 to 1	1.9 to 1
Working Capital	$3,757,669	$2,802,308
     The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the Receivables Agreement.
     Expected uses of cash in fiscal 2010 include funds required to support the Company’s operating activities, capital expenditures, relocation of the Company’s primary manufacturing facility and contributions to the Company’s defined benefit pension plans. The Company expects capital expenditures in 2010 to be higher than in 2009.
     The Company has taken steps to enhance the Company’s liquidity position with the new Receivables Agreement which expands its ability to leverage accounts receivable. The Company’s plans to manage the Company’s liquidity position in 2010 include maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of lean manufacturing processes and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
     The Company has considered the impact of the financial outlook on the Company’s liquidity and has performed an analysis of the key assumptions in its forecast. Based upon these analyses and evaluations, the Company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2010.
     On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009 (HR 3548) into law. The law includes a provision that will allow the Company to carry back its net operating loss for federal income tax purposes from 2008 for up to five years and obtain a refund to the extent that taxes were paid in the previous five years. As a result of this law, the Company received a refund in the amount of approximately $1,400,000 during the first quarter of 2010.
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
Foreign Currency
     The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk, since the Canadian operation’s net assets represent only 13.9% of the Company’s aggregate net assets at December 31, 2009. Presently, management does not hedge its foreign currency risk.
Effect of New Accounting Guidance
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“US GAAP”) -a replacement of FASB Statement No. 162” (“SFAS 168”) which was primarily codified into Topic 105 in the ASC. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective beginning with the quarter ended September 30, 2009. All references to GAAP in the consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP; therefore, it does not have an impact on the Company’s consolidation financial statements.
     In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required is reported under “Market Risks” heading under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Locker Group Incorporated
We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Travis Wolff, LLP (also known as Travis, Wolff & Company, L.L.P.)
Dallas, Texas
March 31, 2010

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$526,752	$279,984
Accounts receivable, less allowance for doubtful accounts of $216,000 in 2009 and $180,000 in 2008	2,319,440	1,315,536
Inventories, net	2,378,017	2,396,185
Prepaid expenses	95,489	212,867
Income tax receivable	1,409,696	1,599,892
Deferred income taxes	416,713	180,430

Total current assets	7,146,107	5,984,894
Property, plant and equipment:
Land	500	500,500
Buildings and leasehold improvements	394,739	3,503,515
Machinery and equipment	7,907,732	7,756,607

	8,302,971	11,760,622
Less allowance for depreciation and amortization	(7,066,629)	(7,526,963)

	1,236,342	4,233,659
Prepaid pension	—	39,442
Deferred income taxes	512,277	552,043

Total assets	$8,894,726	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,
	2009	2008
Liabilities and stockholders’ equity
Current liabilities:
Secured borrowings from factoring agreement	$428,588	$—
Revolving line of credit	—	752,623
Current portion of long-term debt	—	173,354
Accounts payable	2,068,289	1,853,225
Commissions, salaries, wages and taxes thereon	127,444	182,752
Income taxes payable	76,176	68,791
Deferred revenue	341,000	—
Other accrued expenses	346,941	151,841

Total current liabilities	3,388,438	3,182,586
Long-term liabilities:
Long-term debt, net of current portion	—	1,830,961
Pension and other benefits	1,240,506	1,169,306

	1,240,506	3,000,267
Total liabilities	4,628,944	6,182,853
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,781,015 and 1,763,849 in 2009 and 2008, respectively Outstanding shares—1,589,015 and 1,571,849 in 2009 and 2008, respectively	1,781,015	1,763,849
Other capital	242,846	233,841
Retained earnings	4,895,637	5,318,243
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(541,716)	(576,748)

Total stockholders’ equity	4,265,782	4,627,185

Total liabilities and stockholders’ equity	$8,894,726	$10,810,038

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2009	2008	2007
Net sales	$12,515,433	$14,129,807	$20,242,803
Cost of products sold	8,598,486	10,954,020	15,321,106

Gross profit	3,916,947	3,175,787	4,921,697
Selling, administrative and general expenses	3,873,415	6,028,730	7,464,087
Restructuring charge	296,118	—	—
Pension settlement charge	186,069	—	—
Asset impairment	—	275,685	—

Total selling, administrative and general	4,355,602	6,304,415	7,464,087

Total operating loss	(438,655)	(3,128,628)	(2,542,390)

Interest income	36	10,891	49,870
Loss on sale of property, plant and equipment	(14,299)	(138)	—
Other income (expense)—net	89,946	(76,475)	(61,943)
Interest expense	(255,973)	(159,380)	(195,280)

Loss before income taxes	(618,945)	(3,353,730)	(2,749,743)
Income tax benefit	(196,339)	(653,519)	(845,626)

Net loss	$(422,606)	$(2,700,211)	$(1,904,117)

Weighted average common shares:
Basic	1,572,511	1,564,039	1,549,516

Diluted	1,572,511	1,564,039	1,549,516

Loss per share of common stock:
Basic	$(0.27)	$(1.73)	$(1.23)

Diluted	$(0.27)	$(1.73)	$(1.23)

Dividends per share of common stock	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other Comprehensive	Total Stockholders’
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Income (Loss)	Equity
Balance at December 31, 2006	$1,741,516	$144,415	$9,922,571	$(2,112,000)	$(394,340)	$9,302,162
Net income (loss)	—	—	(1,904,117)	—	—	(1,904,117)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	249,491	249,491
Minimum pension liability adjustment, net of tax benefit of $46,707	—	—	—	—	70,052	70,052

Total comprehensive loss						(1,584,574)
Stock-based compensation	—	40,573	—	—	—	40,573

Balance at December 31, 2007	$1,741,516	$184,988	$8,018,454	$(2,112,000)	$(74,797)	$7,758,161
Net income (loss)	—	—	(2,700,211)	—	—	(2,700,211)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(205,775)	(205,775)
Minimum pension liability adjustment, net of tax benefit of $197,451	—	—	—	—	(296,176)	(296,176)

Total comprehensive loss						(3,202,162)
Common stock issued (22,333 shares)	22,333	45,261	—	—	—	67,594
Stock-based compensation	—	3,592	—	—	—	3,592

Balance at December 31, 2008	$1,763,849	$233,841	$5,318,243	$(2,112,000)	$(576,748)	$4,627,185
Net income (loss)	—	—	(422,606)	—	—	(422,606)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	37,293	37,293
Minimum pension liability adjustment, net of tax benefit of $1,506	—	—	—	—	(2,261)	(2,261)

Total comprehensive loss						(387,574)
Common stock issued (17,166 shares)	17,166	4,210	—	—	—	21,376
Stock-based compensation	—	4,795	—	—	—	4,795

Balance at December 31, 2009	$1,781,015	$242,846	$4,895,637	$(2,112,000)	$(541,716)	$4,265,782

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$(422,606)	$(2,700,211)	$(1,904,117)
Adjustments to reconcile net loss to net cash used in) operating activities:
Depreciation and amortization	337,507	416,664	386,430
Provision for uncollectible accounts	36,000	60,182	61,000
Equity based compensation	26,171	71,186	40,573
Loss on disposal of assets	14,299	138	—
Deferred income taxes	(204,628)	909,994	(488,728)
Impairment of assets	—	275,685	—
Changes in assets and liabilities:
Accounts and other receivables	(1,162,825)	81,496	1,343,848
Inventories	18,440	545,510	341,078
Prepaid expenses	118,835	7,384	(78,110)
Deferred revenue	341,000	—	—
Accounts payable and accrued expenses	491,171	291,353	(363,602)
Income taxes	197,581	(1,561,991)	602,857
Pension and other benefits	138,592	113,726	(235,898)

Net cash provided by (used in) operating activities	(70,463)	(1,488,884)	(294,669)
Investing activities
Purchase of property, plant and equipment	(97,118)	(334,902)	(818,646)
Proceeds from sale of property, plant and equipment	2,747,000	24,702	—

Net cash provided by (used in) investing activities	2,649,882	(310,200)	(818,646)
Financing activities
Long-term debt payments	(4,004,315)	(139,450)	(2,234,277)
Long-term debt borrowings	2,000,000	—	2,200,000
Borrowings under revolving line of credit	4,458	752,623	—
Repayment of revolving line of credit	(757,081)	—	—
Borrowings under factoring agreement	428,588	—	—

Net cash provided by (used in) financing activities	(2,328,350)	613,173	(34,277)

Effect of exchange rate changes on cash	(4,301)	(96,056)	201,319

Net increase (decrease) in cash and cash equivalents	246,768	(1,281,967)	(946,273)
Cash and cash equivalents at beginning of year	279,984	1,561,951	2,508,224

Cash and cash equivalents at end of year	$526,752	$279,984	$1,561,951

Supplemental cash flow information:
Cash paid during the year for:
Interest	$267,227	$152,343	$195,502

Income taxes	$—	$11,806	$15,898

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2009
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
     Cash and cash equivalents include currency on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents on deposit in amounts in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk.
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
     Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $36,000, $60,000 and $61,000 for 2009, 2008 and 2007, respectively. The net charge-off of bad debts was approximately $0, $113,000 and $41,000 for 2009, 2008 and 2007, respectively.
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
     Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded an equipment impairment charge of approximately $164,000 in 2008 related to the decision to redesign the Horizontal 4c product line, please refer to Note 16 “Asset Impairment” for further information. The Company recorded asset impairment charges of $0, $164,000 and $0 in 2009, 2008 and 2007, respectively.
     Depreciation expense was $337,507 in 2009, of which $207,308 was included in cost of products sold, and $130,199 was included in selling, administrative and general expenses. Depreciation expense was $416,664 in 2008, of which $254,754 was included in cost of products sold, and $161,910 was included in selling, administrative and general expenses. Depreciation expense was $386,430 in 2007, of which $239,887 was included in cost of products sold, and $146,534 was included in selling, administrative and general expenses.

Pensions and Postretirement Benefits
     The Company has two defined benefit plans which recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 9 ‘Pensions and Other Postretirement Benefits,” for further detail on the plans.
Revenue Recognition
     The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 25.0% of its revenue in 2009 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.
Shipping and Handling Costs
     Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $412,000, $866,000 and $1,209,000 during 2009, 2008 and 2007, respectively.
Advertising Expense
     The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred approximately $150,000, $219,000 and $598,000 in advertising costs during 2009, 2008 and 2007, respectively.
Income Taxes
     The Company and its domestic subsidiaries file a consolidated U.S. income tax return. Canadian operations file income tax returns in Canada. The Company accounts for income taxes using the liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.
     Pursuant to ASC 740, Income Taxes when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” ASC 740 defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not that the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings.
     The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended approximately $140,000, $200,000 and $309,000 in 2009, 2008 and 2007, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.

Earnings Per Share
     The Company reports earnings per share in accordance with ASC 260 Earnings Per Share. Under ASC 260 basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares. Please refer to Note 12 for further information.
Foreign Currency
     In accordance with ASC 830 Foreign Currency Matters the Company translates the financial statements of the Canadian subsidiary from its functional currency into the U.S. dollar. Assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income statement amounts are translated using the average exchange rate for the year. All translation gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency gains and losses resulting from current year exchange rate transactions are insignificant for all years presented.
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.
Stock-Based Compensation
     On January 1, 2006, the Company adopted ASC 718 Compensation-Stock Compensation on a modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of ASC 718. Prior to January 1, 2006, the Company had applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Net income for 2009, 2008 and 2007 include pretax stock option expense of $4,795, $3,592 and $40,573, respectively. These expenses were included in selling, administrative and general expense.
Comprehensive Income
     Comprehensive income consists of net income, foreign currency translation and minimum pension liability adjustments and is reported in the consolidated statements of stockholders’ equity.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include allowance for doubtful accounts, inventory obsolescence, product returns, pension, post-retirement benefits, contingencies, and deferred tax asset valuation allowance. Actual results could differ from those estimates.
New Accounting Pronouncements
     In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“US GAAP”) -a replacement of FASB Statement No. 162” (“SFAS 168”) which was primarily codified into Topic 105 in the ASC. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective beginning with the quarter ended September 30, 2009. All references to GAAP in the consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP; therefore, it does not have an impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.
3. Sale of Property
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
4. Inventories
     Inventories consist of the following:

	December 31,
	2009	2008
Finished products	$76,303	$77,665
Work-in-process	1,020,838	1,071,218
Raw materials	1,280,876	1,247,302

Net inventories	$2,378,017	$2,396,185

5. Other Accrued Expenses and Current Liabilities
     Accrued expenses consist of the following at December 31:

	December 31,
	2009	2008
Restructuring liability	$169,000	$—
Accrued severance	—	94,687
Accrued expenses, other	177,941	57,154

Total accrued expenses	$346,941	$151,841

6. Debt
     Long-term debt consists of the following:

	December 31,
	2009	2008
Mortgage payable to bank through January 2012 at $22,493 monthly including interest at prime plus 75 basis points with a 5% floor (5% at December 31, 2008) with payment for remaining balance due February 1, 2012, collateralized by real estate	$—	$2,004,315
Secured borrowings from factoring agreement	428,588	—
Less current portion	(428,588)	(173,354)

Long-term portion	$—	$1,830,961

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
     On July 29, 2009, the Company entered into a receivables purchase agreement with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company will sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeds $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT would require the Company to repurchase the receivable.
     The receivables purchase agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding. Fees related to the receivables purchase agreement of $36,648 are recorded in interest expense in the 2009 Consolidated Statement of Operations.
     Secured borrowings at December 31, 2009 of $428,588 represent the Company’s liability on the sale of accounts receivables with recourse. When the Company sells accounts receivable with recourse, the receivables remain recorded in accounts receivable, and an equivalent liability is recorded in short-term secured borrowings on the Company’s balance sheet until the customers pay the receivables outstanding.
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
7. Operating Leases
     The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2009:

2010	29,088
2011	13,118
2012	—
2013	—
2014	—

Total	$42,206

     Rent expense amounted to approximately $46,000, $80,000 and $136,000 in 2009, 2008 and 2007, respectively.
8. Income Taxes
     For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2009	2008	2007
United States income (loss)	$(525,995)	$(3,064,985)	$(2,881,400)
Foreign income (loss)	$(92,950)	(288,745)	131,657

	$(618,945)	$(3,353,730)	$(2,749,743)

     Significant components of the provision for income taxes are as follows:

	2009	2008	2007
Current:
Federal	$—	$(1,589,218)	$(217,023)
State	—	25,266	(105,590)
Foreign	8,229	439	49,192

Total current	8,229	(1,563,513)	(273,421)
Deferred:
Federal	(182,605)	855,002	(529,628)
State	(530)	10,279	(36,346)
Foreign	(21,433)	44,713	(6,231)

	(204,568)	909,994	(572,205)

	$(196,339)	$(653,519)	$(845,626)

     The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2009	2008	2007
Statutory income tax rate	(34%)	(34%)	(34%)
State and foreign income taxes, net of federal benefit	(1)	(1)	(1)
Change in valuation allowance	—	13	11
Foreign earnings taxed at different rate	—	—	(4)
Change in estimated state income tax rate	—	—	(4)
Other permanent differences	3	2	1

	(32)%	(20)%	(31)%

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

	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$(49,555)	$4,933
Prepaid expenses and other	(4,609)	4,609

Total deferred tax liabilities	(54,164)	9,542
Deferred tax assets:
Operating loss carryforwards	843,484	839,244
Postretirement benefits	22,783	23,471
Pension costs	473,473	422,273
Allowance for doubtful accounts	63,409	52,573
Deferred revenues	118,852	—
Other assets	12,039	14,332
Accrued expenses	61,902	22,532
Other employee benefits	24,169	26,262
Inventory costs	75,627	56,005

Total deferred tax assets	1,695,738	1,456,692

Net	1,641,574	1,447,150
Valuation allowance	(712,584)	(714,677)

Net	$928,990	$732,473

Current deferred tax asset	$416,713	$180,430
Long-term deferred tax asset	512,277	552,043

	$928,990	$732,473

     As of December 31, 2009 and 2008, the Company’s gross deferred tax assets are reduced by a valuation allowance of $712,584 and $714,677, respectively, due to negative evidence, primarily continued operating losses, indicating that a valuation allowance is required under ASC 740 Income Taxes. Increases in the valuation allowance in 2009 are primarily due to net operating losses incurred during 2009. Increases in the valuation allowance in 2008 are primarily due to net operating losses incurred during 2008 partially offset by the five year net operating loss carry back provisions included in Worker, Homeownership, and Business Assistance Act of 2009.

     As of December 31, 2009, the Company had U.S. net operating loss carry forwards for federal and state income tax purposes of approximately $2,008,000 and $5,840,000, respectively. These net operating losses are available to offset future federal and state income, if any, through 2028.
     The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $85,200 at December 31, 2009.
     The Company files an income tax return in the U.S. federal jurisdiction, Texas, and a number of other U.S. state and local jurisdictions. Tax returns for the years 2005 through 2009 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of a new accounting pronouncement that addresses the accounting for uncertainty in income taxes recognized in the financial statements, on January 1, 2007. As a result of the implementation of this pronouncement, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2009, there were no unrecognized tax benefits. As of December 31, 2009, no interest related to uncertain tax positions had been accrued.
9. Pension and Other Postretirement Benefits
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
     The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2007, 2008 and 2009. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.
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
     In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute have taken effect January 1, 2008. Among other things, the statue is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. Contributions to be made to the plan in 2010 are expected to approximate $47,000 for the U.S. plan and $67,000 for the Canadian plan. However, contributions for 2011 and beyond have not been quantified at this time.

     The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,888,281	$3,023,001	$906,840	$1,362,530
Service cost	21,220	21,300	—	33,704
Interest cost	173,030	193,552	63,206	62,688
Benefit payments	(302,150)	(485,490)	(78,699)	(84,403)
Administrative expenses	(30,118)	(13,808)	—	—
Actuarial (gain) loss	201,454	149,726	36,620	(166,162)
Plan Amendments	—	—	105,196	—
Currency translation adjustment	—	—	159,957	(240,057)
Settlements	—	—	—	(61,460)

Projected benefit obligation at end of year	2,951,717	2,888,281	1,193,120	906,840
Change in plan assets
Fair value of plan assets at beginning of year	1,787,205	2,608,288	946,282	1,184,543
Actual return on plan assets	273,542	(395,204)	63,382	(76,661)
Benefit payments	(302,150)	(485,490)	(78,699)	(84,403)
Employer contribution	48,962	73,419	61,445	155,777
Administrative expenses	(30,118)	(13,808)	—	—
Currency translation adjustment	—	—	159,818	(232,974)

Fair value of plan assets at end of year	1,777,441	1,787,205	1,152,228	946,282

Plan assets (less) greater than benefit obligation	$(1,174,276)	$(1,101,076)	$(40,892)	$39,442
The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Non-current assets	$—	$—	$—	$39,442
Current liabilities	—	—	(40,892)	—
Non-current liabilities	(1,174,276)	(1,101,076)	—	—

Net amount recognized	$(1,174,276)	$(1,101,076)	$(40,892)	$39,442

     Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Unrecognized net loss	$777,237	$823,177	$213,040	$163,333

	$777,237	$823,177	$213,040	$163,333

     The estimated net loss that will be amortized from accumulated other comprehensive income net periodic pension cost over the next year is $42,000 and $6,162 for the U.S. Plan and Canadian Plan, respectively.
     Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$21,220	$21,300	$29,610	$5,810	$33,704	$31,627
Interest cost	173,030	193,552	191,828	63,206	62,688	60,727
Expected return on plan assets	(134,666)	(197,021)	(197,588)	(70,688)	(79,682)	(73,078)
Net actuarial loss	45,251	—	—	—	—	—
Amortization of prior service cost	—	—	9,384	5,282	9,535	3,275

Net periodic benefit cost	$104,835	$17,831	$33,234	$3,609	$26,245	$22,551

     The Fair Value Measurements and Disclosure Topic of the ASC require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various values of the Fair Value Measurements and Disclosure Topic of the ASC fair value hierarchy are described as follows:

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The fair value hierarch of the plan assets are as follows:

		December 31, 2009
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$—	$9,221
Mutual funds	Level 1	—	1,181,452
Pooled separate accounts	Level 2	1,777,441	—

Total		$1,777,441	$1,190,673
The plans weighted-average allocations at December 31, by asset category are as follows:

	December 31, 2009
	US Plan	Canadian Plan
Equities	50%	27%
Fixed income	50%	73%

Total	100%	100%

     Expected benefits to be paid by the plan during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2010	$83,000	$ 85,000
2011	88,000	78,000
2012	115,000	75,000
2013	130,000	72,000
2014	134,000	69,000
2015 through 2018	754,000	284,000
     Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Weighted average assumptions as of December 31:
Discount rate	6.00%	6.10%	6.75%	6.75%
Rate of compensation increase	—	—	—	2.00%
The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2009	2008	2009	2008
Weighted average assumptions as of December 31:
Discount rate	6.10%	6.50%	6.75%	5.00%
Expected return on plan assets	7.50%	7.50%	7.00%	7.00%
Rate of compensation increase	—	—	—	2.00%
     The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $2,951,717 and $2,888,281 at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the Canadian Plan was $1,193,120 and $906,840 at December 31, 2009 and 2008, respectively.
Death Benefit Plan
     The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $66,000 and $68,000 at December 31, 2009 and 2008, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2009, 2008 or 2007 related to the death benefit, as the Plan is closed to new participants.
Defined Contribution Plan
     During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $6,000, $10,000 and $14,000 in connection with its contribution to the plan during 2009, 2008 and 2007, respectively.
     Effective January 1, 2009, the Company converted the Canadian plan from a defined benefit plan to a defined contribution plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation. The Company recorded expense of approximately $6,000, $0 and $0 in connection with its contribution to the plan during 2009, 2008 and 2007, respectively.
10. Capital Stock
     The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2009, the Company issued 5,000 shares of common stock as compensation to the directors, 9,166 shares to an executive officer and 3,000 to other employees, and increased other capital by $4,210 representing compensation expense of $21,376. In addition, other capital increased by $4,795 representing net compensation expense for stock options. During 2008, the Company issued 19,000 shares of common stock as compensation to the directors and 3,333 shares to an executive officer and increased other capital by $45,267 representing compensation expense of $67,000. In addition, other capital increased by $3,586 representing net compensation expense for stock options. As of December 31, 2009, 1,763,849 shares of common stock had been issued, of which 1,589,015 were outstanding, and zero shares of preferred stock were outstanding
11. Stock-Based Compensation
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
     At December 31, 2009 and 2008, there were no stock appreciation rights outstanding.
     Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, estimated forfeitures and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.
     The following table presents the weighted-average assumptions used in the valuation and the resulting weighted-average fair value per option granted for the years ended December 31:

	2009	2008	2007
Option term (years)	—	—	10
Volatility	—	—	77.0%
Risk-free interest rate	—	—	4.5%
Dividend yield	—	—	0.0%
Termination rate	—	—	10.0%
Weighted average fair value per option granted	—	—	$4.08

     Net income for 2009 and 2008 include pretax stock option expense of $4,795 and $3,592, respectively. These expenses were included in selling, administrative and general expense.
     The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding—beginning of year	40,000	$6.82	64,000	$6.12	31,000	$7.51
Exercised	—	—	—	—	—	—
Granted	—	—	—	—	36,000	4.95
Expired or forfeited	(28,000)	7.62	(24,000)	4.95	(3,000)	6.50

Outstanding—end of year	12,000	$4.95	40,000	$6.82	64,000	$6.12

Exercisable—end of year	12,000		36,000		32,000

     The following tables summarize information about stock options vested and unvested as of December 31, 2009

Vested
			Remaining Years of
Exercise Price	Number of Options	Intrinsic Value	Contractual Life
$4.95	12,000	—	7.77

     At December 31, 2009, the total unrecognized compensation cost related to stock options expected to vest was approximately $0. At December 31, 2009, 37,000 options remain available for future issuance under the Plan.
12. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007
Numerator:
Net income (loss)	$(422,606)	$(2,700,211)	$(1,904,117)
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,572,511	1,564,039	1,549,516
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,572,511	1,564,039	1,549,516

Basic earnings (loss) per share	$(0.27)	$(1.73)	$(1.23)

Diluted earnings (loss) per share	$(0.27)	$(1.73)	$(1.23)

     For the year ended December 31, 2009, 2008 and 2007, 12,000, 40,000 and 64,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.
13. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss for the years ended December 31 are as follows:

	2009	2008
Foreign currency translation adjustment	$52,449	$15,157
Minimum pension liability adjustment, net of tax effect of $396,111 in 2009 and $394,605 in 2008	(594,165)	(591,905)

	$(541,716)	$(576,748)

14. Geographical, Customer Concentration and Products Data
     The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. Net sales by product group for the years ended December 31 are as follows:

	2009	2008	2007
Postal lockers	$3,923,610	$5,299,502	$11,090,846
Contract manufacturing	1,547,063	—	—
Non-postal lockers	7,044,760	8,830,305	9,151,957

	$12,515,433	$14,129,807	$20,242,803

     The Company sells to customers in the United States, Canada and other foreign locations. Sales are attributed based on the country they are shipped to. Net sales to external customers for the years ended December 31 are as follows:

	2009	2008	2007
United States customers	$10,318,478	$11,333,442	$17,574,065
Canadian and other foreign customers	2,196,955	2,796,365	2,668,738

	$12,515,433	$14,129,807	$20,242,803

     The Company had one customer that accounted for 12.5% of consolidated sales in 2009. The Company did not have any customers that accounted for more than 10% of consolidated sales in 2008 and 2007.
     At December 31, 2009 and 2008, the Company had unsecured trade receivables from governmental agencies of approximately $120,000 and $19,000, respectively. At December 31, 2009 and 2008, the Company had trade receivables from customers considered to be distributors of approximately $1,373,000 and $478,000, respectively.
     At December 31, 2009, the Company had one customer that accounted for 37.3% of accounts receivable. At December 31, 2008, the Company had one customer that accounted for 15.1% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.
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
     Beginning in September 1998 the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 30 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 17, 2010, the most recent date information is available, is approximately 43 cases.
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
16. Asset Impairment
     The new Horizontal 4c design contains approximately 38 fewer pounds of aluminum than the previous model. The new design also replaced the labor intensive two piece extrusion door design with a single piece extrusion. The Company met the USPS’s design and performance criteria and started selling the new Horizontal 4c design in March of 2009.

     As a result of the redesign of the Horizontal 4c to reduce its weight and simplify its design, the value of tooling and inventory used in the then current design was considered impaired during the year ended December 31, 2008. To implement the redesign, the Company incurred aggregate impairment charges and costs of $275,685. In accordance with Financial Accounting Standards (FAS) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (now ASC 360, Property, Plant and Equipment), costs associated with an impairment loss are recognized when the carrying amount of the long lived asset (asset group) is not recoverable and exceeds its fair value.
     The following table summarizes impairment costs incurred by the Company in the year ended December 31, 2008:

Equipment depreciation	$164,000
Inventory obsolescence charge	111,685

Total asset impairment	$275,685
17. Restructuring
     As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions (representing approximately 40% of the Company’s workforce) resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. These payments are expected to be made over the next fifteen months. Additionally, the Company expects to incur $100,000 which has not been accrued for when it relocates its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued expenses” in the Company’s consolidated balance sheet.
     The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2009:

	December 31, 2008	Expense	Payment/Charges	December 31, 2009
Severance	$—	$264,000	$(107,000)	$157,000
Professional fees	—	20,000	(20,000)	—
Other	—	12,000	—	12,000

Total	$—	$296,000	$(127,000)	$169,000

18. Post Employment Arrangements
     Upon Mr. Ruttenberg’s retirement on January 31, 2008, his employment agreement entitled him to payment of his base salary for a period of 12 months commencing on August 1, 2008. The liability for these retirement payments was accrued in the selling, administrative and general expenses at December 31, 2007. Additionally, the Company entered into a consulting agreement with Mr. Ruttenberg beginning February 1, 2008. The consulting agreement’s terms included payments of $8,000 per month for a term of six months.
19. Subsequent Events
     Subsequent to year end, the Company received the income tax receivable of approximately $1.4 million.
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
     Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), and our President, Chief Operating Officer and Chief Financial Officer, the Company’s principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were effective at the reasonable assurance level.
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
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2009.
     Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2009.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

Item 11. Executive Compensation.
     Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.
Item 14. Principal Accountant Fees and Services.
     Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
     The following documents are filed as part of this Annual Report on Form 10-K:
1.	The financial statements together with the report of Travis Wolff, LLP dated March 31, 2010 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	By-laws of American Locker Group Incorporated as amended and restated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.4	Second Amended and Restated Loan Agreement dated March 5, 2009 between American Locker Group, F&M Bank and Trust Company and Altreco, Inc., as Guarantor (Line of Credit)	Exhibit to Form 10-K for year ended December 31, 2008

10.5	Loan Agreement dated March 19, 2009 between American Locker Group and F.F.F.C., Inc. (Mortgage)	Exhibit to Form 10-K for year ended December 31, 2008

10.6	Receivables Purchase Agreement dated July 28, 2009 between American Locker Group and Gulf Coast Bank & Trust Co. (Factoring Agreement)	Exhibit to Form 10-K for year ended December 31, 2008

10.7	Contract of Sale in Lieu of Condemnation dated September 18, 2009 between Altreco, Inc. and the City of Grapevine, Texas	Exhibit to Form 10-K for year ended December 31, 2008

10.8	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Filed herewith

18.1	Travis, Wolff & Company, LLP letter dated June 16, 2008 related to changes in accounting principles	Exhibit to Form 10-K for the year ended December 31, 2007

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

March 31, 2010	By:	/s/ ALLEN D. TILLEY
Allen D. Tilley
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. HARRIS John E. Harris	Non-Executive Chairman	March 31, 2010

/s/ Allen D. Tilley Allen D. Tilley	Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Paul M. Zaidins Paul M. Zaidins	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Craig R. Frank Craig R. Frank	Director	March 31, 2010

/s/ Anthony B. Johnston Anthony B. Johnston	Director	March 31, 2010

/s/ Paul B. Luber Paul B. Luber	Director	March 31, 2010

/s/ Mary A. Stanford Mary A. Stanford	Director	March 31, 2010

/s/ James T. Vanasek James T. Vanasek	Director	March 31, 2010

Schedule II
American Locker Group Incorporated
Valuation and Qualifying Accounts

			Additions Charged
		Balance at the	to Costs and
Year	Description	Beginning of Year	Expense	Deductions	Balance at End of Year
Year ended 2009
Allowance for Doubtful Accounts		$180,000	$36,000	$—	$216,000
Reserve for Inventory Valuation		1,336,000	62,000	(482,000)	916,000
Deferred income tax valuation allowance		715,000	—	(2,000)	713,000
Year ended 2008
Allowance for Doubtful Accounts		$233,000	$60,000	$(113,000)	$180,000
Reserve for Inventory Valuation		1,435,000	124,000	(223,000)	1,336,000
Deferred income tax valuation allowance		297,000	418,000	—	715,000
Year ended 2007
Allowance for Doubtful Accounts		$198,000	$61,000	$(26,000)	$233,000
Reserve for Inventory Valuation		1,250,000	185,000	—	1,435,000
Deferred income tax valuation allowance		—	297,000	—	297,000