Form 10-Q
period 2010-03-31
AMERICAN LOCKER GROUP INC
filed 2010-05-17
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,600,338 shares of common stock, par value $1.00, issued and outstanding as of May 14, 2010.

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
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2009 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010 (Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$1,476,487	$526,752
Accounts receivable, less allowance for doubtful accounts of approximately $201,000 in 2010 and $216,000 in 2009	1,530,842	2,319,440
Inventories, net	2,492,939	2,378,017
Prepaid expenses	100,209	95,489
Income taxes receivable	—	1,409,696
Deferred income taxes	405,947	416,713

Total current assets	6,006,424	7,146,107

Property, plant and equipment:
Land	500	500
Buildings	396,185	394,739
Machinery and equipment	8,079,193	7,907,732

	8,475,878	8,302,971
Less allowance for depreciation and amortization	(7,170,713)	(7,066,629)

	1,305,165	1,236,342
Deferred income taxes	487,857	512,277

Total assets	$7,799,446	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2010 (Unaudited)	2009
Liabilities and stockholders’ equity
Current liabilities:
Secured borrowings from factoring agreement	$—	$428,588
Accounts payable	1,590,180	2,068,289
Commissions, salaries, wages, and taxes thereon	141,335	127,444
Income taxes payable	73,486	76,176
Deferred revenue	341,000	341,000
Other accrued expenses	221,046	346,941

Total current liabilities	2,367,047	3,388,438

Long-term liabilities:
Pension and other benefits	1,267,005	1,240,506

	1,267,005	1,240,506

Total liabilities	3,634,052	4,628,944

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000 Issued shares — 1,792,338 in 2010 and 1,781,015 in 2009; Outstanding shares — 1,600,338 in 2010 and 1,589,015 in 2009	1,792,338	1,781,015
Other capital	252,853	242,846
Retained earnings	4,770,133	4,895,637
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(537,930)	(541,716)

Total stockholders’ equity	4,165,394	4,265,782

Total liabilities and stockholders’ equity	$7,799,446	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net Sales	$2,739,238	$2,718,123

Cost of products sold	1,799,952	1,937,086

Gross profit	939,286	781,037

Selling, general and administrative expenses	1,033,529	973,572
Restructuring costs	—	260,000
Pension settlement charge	—	209,807

Total selling, general and administrative	1,033,529	1,443,379

Total operating loss	(94,243)	(662,342)

Other income (expense):
Interest income	17,300	33
Other expense — net	(9,641)	(30,109)
Interest expense	(7,249)	(39,151)

Total other income (expense)	410	(69,227)

Loss before income taxes	(93,833)	(731,569)
Income tax benefit (expense)	(31,668)	164,466

Net loss	$(125,501)	$(567,103)

Weighted average common shares:
Basic	1,589,015	1,571,849

Diluted	1,589,015	1,571,849

Loss per share of common stock:
Basic	$(0.08)	$(0.36)

Diluted	$(0.08)	$(0.36)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(125,501)	$(567,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,133	93,378
Loss on disposal of property, plant and equipment	—	957
Provision for uncollectible accounts	15,222	10,500
Equity based compensation	21,330	1,797
Deferred income taxes	33,473	(164,466)
Changes in assets and liabilities:
Restricted cash	—	(181,374)
Accounts receivable	654,974	110,294
Inventories	(244,798)	263,670
Prepaid expenses	(4,416)	13,311
Accounts payable and accrued expenses	(476,019)	497,877
Pension and other benefits	29,029	62,916
Income taxes	1,407,006	—

Net cash provided by operating activities	1,397,433	141,757

Investing activities
Purchase of property, plant and equipment	(22,727)	(28,294)

Net cash used in investing activities	(22,727)	(28,294)

Financing activities
Long-term debt payments	—	(2,004,315)
Repayment of factoring agreement	(428,588)	—
Borrowings under line of credit	—	3,750
Long-term debt borrowings	—	2,000,000

Net cash used in financing activities	(428,588)	(565)
Effect of exchange rate changes on cash	3,617	(10,104)

Net increase in cash and cash equivalents	949,735	102,794
Cash and cash equivalents at beginning of period	526,752	279,984

Cash and cash equivalents at end of period	$1,476,487	$382,778

Supplemental cash flow information:
Cash paid for:
Interest	$7,128	$30,572

Income taxes	$7,587	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such condensed financial statements, have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
The consolidated balance sheet at December 31, 2009 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.
2.	Sale of Property
On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine (the “City”). The Company estimates the total value of the Agreement at $3,500,000. Under the Agreement, the City paid a purchase price of $2,747,000.
The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through December 31, 2010. The Company received a $341,000 payment towards the moving costs at close which is recorded as “deferred revenue” in the Company’s consolidated balance sheet as of March 31, 2010 and December 31, 2009. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
3.	Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished products	$58,835	$76,303
Work-in-process	922,746	1,020,838
Raw materials	1,511,358	1,280,876

Net inventories	$2,492,939	$2,378,017

4.	Income Taxes
The provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2010 and 2009 was 33.8% and 22.5%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $45,000 and $91,000 in 2010 and 2009 respectively.
5.	Stockholders’ Equity
Changes in stockholders equity were due to a comprehensive loss of $121,714. On March 31, 2010, the Company issued 11,323 shares of common stock to non-employee directors and increased other capital by $10,007 representing compensation expense of $21,330.

6.	Comprehensive Loss
The following table summarizes net loss plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
	2010	2009
Net loss	$(125,501)	$(567,103)
Foreign currency translation adjustments	7,579	(18,302)
Minimum pension liability adjustments, net of tax effect of $(2,530) in 2010 and $1,405 in 2009	(3,793)	2,108

Total comprehensive loss	$(121,715)	$(583,297)

7.	Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Service cost	$5,250	$5,250	$—	$—
Interest cost	43,750	42,250	17,226	12,665
Expected return on plan assets	(33,000)	(33,750)	(18,403)	(15,323)
Amortizations	10,500	—	—	—
Net actuarial loss	—	13,750	1,682	1,208
Pension Settlement Charge	—	—	—	209,807

Net periodic benefit cost	$26,500	$27,500	$505	$208,357

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
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The fair value hierarchy of the plan assets are as follows:

		March 31, 2010
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$—	$11,554
Mutual funds	Level 1	—	1,168,697
Pooled separate accounts	Level 2	1,815,374	—

Total		$1,815,374	$1,180,251

For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
8.	Earnings Per Share
The Company reports earnings per share in accordance with GAAP. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(125,501)	$(567,103)

Denominator:
Denominator for basic earnings per share — weighted average shares	1,589,015	1,571,849
Effect of Dilutive Securities:
Stock options	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	1,589,015	1,571,849

Basic loss per common share:
Net loss	$(0.08)	$(0.36)

Diluted loss per common share:
Net loss	$(0.08)	$(0.36)

The Company had 12,000 and 15,000 stock options outstanding at March 31, 2010 and 2009, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
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

The receivables purchase agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.5% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding. Fees related to the receivables purchase agreement of $7,495 are recorded in interest expense in the 2010 Consolidated Statement of Operations.
Secured borrowings at December 31, 2009 of $428,588 represent the Company’s liability on the sale of accounts receivables with recourse. When the Company sells accounts receivable with recourse, the receivables remain recorded in accounts receivable, and an equivalent liability is recorded in short-term secured borrowings on the Company’s balance sheet until the customers pay the receivables outstanding. There were no secured borrowings at March 31, 2010.
10.	Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These changes resulted in severance and payroll tax charges during the three months ended March 31, 2009 of approximately $260,000. As of March 31, 2010, these payments are expected to be made over the next nine months. Additionally, the Company expects to incur $100,000 in relocation expenses, which have not been accrued for when it relocates its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate restructuring charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued liabilities” in the Company’s consolidated balance sheet.
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2009 to March 31, 2010:

	December			March 31,
	31, 2009	Expense	Payment/Charges	2010
Severance	$157,000	—	$(10,000)	$147,000
Professional fees	—	—	—	—
Other	12,000	—	—	12,000

Total	$169,000	—	$(10,000)	$159,000

11.	Commitments and Contingencies
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
Beginning in September 1998 the Company has been named as an additional defendant in approximately 200 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 30 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 125 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 17, 2010, the most recent date data is available, is approximately 43 cases.
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
Effect of New Accounting Guidance
In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.
In February 2010 the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption had no impact on the Company’s consolidated financial statements.
Results of Operations — the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Overall Results and Outlook
The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2010. The economic crisis also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the first three months of 2010 reflect an increase of $21,115 to $2,739,238 primarily to increases in non-postal locker and contract manufacturing sales offsetting declines in postal locker sales. Pre-tax operating results improved to a pre-tax loss of $93,833 for the first three months of 2010 from a pre-tax loss of $731,569 for the first three months of 2009. After-tax operating results improved to a net loss of $125,501 for the first three months of 2010 compared to a net loss of $567,103 for the first three months of 2009. Net loss was $.08 per share (basic and diluted) for the first three months of 2010, an improvement from a net loss of $.36 per share (basic and diluted) for the same period in 2009.
Net Sales
Consolidated net sales for the three months ended March 31, 2010 were $2,739,238, an increase of $21,115, or 0.8%, compared to net sales of $2,718,123 for the same period of 2009. Sales of non-postal lockers for the three months ended March 31, 2010 were $1,824,338, an increase of $131,030, or 7.7%, compared to sales of $1,693,308 for the same period of 2009. The non-postal locker increase is primarily attributable to increased revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary as well as increased demand for the Company’s products in the United States. Sales of postal lockers were $542,011 for the three months ended March 31, 2010, a decrease of $482,804, or 47.1%, compared to sales of $1,024,815 for the same period of 2009. Lower postal locker sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical postal locker sales have come from new construction and the lack of new construction activity has greatly reduced the overall market for postal lockers.

	Three Months Ended March 31,		Percentage
	2010	2009	Increase/(Decrease)
Postal Lockers	$542,011	$1,024,815	(47.1)%
Contract Manufacturing	372,889	—	—
Non-Postal Lockers	1,824,338	1,693,308	7.7%

Total	$2,739,238	$2,718,123	0.8%
Gross Margin
Consolidated gross margin for the three months ended March 31, 2010 was $939,286, or 34.3% of net sales, compared to $781,037, or 28.7% of net sales, for the same period of 2009, a increase of $158,249, or 20.3%. The increase in gross margin as a percentage of sales was primarily due to reduced raw material costs, decreased costs from the redesigned horizontal 4c mailbox and favorable sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2010 were $1,033,529 or 37.7% of net sales, compared to $973,572, or 35.8%, of net sales for the same period of 2009, an increase of $59,750, or 6.1%. This increase was primarily due to increased freight expenses. Freight expenses increased approximately $75,000 for the three month period ended March 31, 2010, as compared to the same period in 2009, as a result of the change in sales mix.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions as well as an across the board 10% reduction in wages. These (a reduction of approximately 40%) resulted in severance and payroll tax charges during the three months ended March 31, 2009 of approximately $260,000. These payments are expected to be made over the next nine months. Additionally, the Company will relocate its Ellicottville, New York operations to Texas in the first half of 2011. The restructuring and relocation is expected to result in approximately $1,400,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for more detail related to restructuring costs incurred during the first three months of 2010.
Pension Settlement Charge
As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 during the first three months of 2009. Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to Pension Benefits during the first three months of 2010.
Interest Expense
Interest expense for the three month period ended March 31, 2010 was $7,249, a decrease of $31,902, or 81.5%, compared to interest expense of $39,151 for the same period of 2009. This decrease is due to the Company paying off all of its debt.
Income Taxes
For the three month period ended March 31, 2010, the Company recorded an income tax expense of $31,668 compared to a benefit of $164,466 for the same period of 2009. The Company’s effective tax rate on earnings was approximately 33.8% for the first three months of 2010 and (22.5)% for the first three months of 2009. The effective tax rate was lower than the U.S Federal statutory tax rate primarily due to a change in the valuation allowance of approximately $45,000 and $91,000 for the first quarter of 2010 and 2009, respectively, due to the Company’s inability to record a tax benefit for losses from its U.S. and Canadian subsidiaries.

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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended March 31,
	2010	2009
Net loss	$(125,501)	$(567,103)
Income tax (benefit) expense	31,668	(164,466)
Interest expense	7,249	39,151
Depreciation and amortization expense	87,133	93,378
Loss on sale of equipment	—	957
Equity based compensation	21,330	1,797
Restructuring costs	—	260,000
Pension settlement costs	—	209,807

Adjusted EBITDA	$21,879	$(126,479)
Adjusted EBITDA as a percentage of revenues	0.8%	(4.7)%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity are as follows:

	As of March 31,	As of December 31,
	2010	2009
Current Ratio	2.5 to 1	2.1 to 1
Working Capital	$3,639,377	$3,757,669
The decrease in working capital of $118,292 results primarily from the Company’s net loss of $125,501.
The Company’s primary sources of liquidity include available cash and cash equivalents and borrowings under the Receivables Agreement.

Expected uses of cash in fiscal 2010 include funds required to support the Company’s operating activities, capital expenditures, relocation of the Company’s primary manufacturing facility and contributions to the Company’s defined benefit pension plans. The Company expects capital expenditures in 2010 to be higher than in 2009.
The Company has taken steps to enhance its liquidity position with the new Receivables Agreement, which expands its ability to leverage accounts receivable. The Company’s plans to manage the Company’s liquidity position in 2010 include maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of lean manufacturing processes and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
The Company has considered the impact of the financial outlook on its liquidity and has performed an analysis of the key assumptions in its forecast. Based upon these analyses and evaluations, the Company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2010.
On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009 (HR 3548) into law. The law includes a provision that allowed the Company to carry back its net operating loss for federal income tax purposes from 2008 for up to five years and obtain a refund to the extent that taxes were paid in the previous five years. As a result of this law, the Company received a refund in the amount of approximately $1,400,000 during the first quarter of 2010.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 17.1% of the Company’s aggregate net assets as of March 31, 2010. Presently, management does not hedge its foreign currency risk.

Item 4.	Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2010. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICAN LOCKER GROUP INCORPORATED
May 17, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

May 17, 2010	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer