Form 10-Q
period 2010-06-30
AMERICAN LOCKER GROUP INC
filed 2010-08-11
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,611,343 shares of common stock, par value $1.00, issued and outstanding as of August 10, 2010.

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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010 (Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$1,099,660	$526,752
Accounts receivable, less allowance for doubtful accounts of approximately $136,000 in 2010 and $216,000 in 2009	1,963,255	2,319,440
Inventories, net	2,453,525	2,378,017
Prepaid expenses	256,138	95,489
Income taxes receivable	—	1,409,696
Deferred income taxes	382,386	416,713

Total current assets	6,154,964	7,146,107

Property, plant and equipment:
Land	500	500
Buildings	394,790	394,739
Machinery and equipment	8,051,012	7,907,732

	8,446,302	8,302,971
Less allowance for depreciation and amortization	(7,215,925)	(7,066,629)

	1,230,377	1,236,342
Deferred income taxes	464,967	512,277

Total assets	$7,850,308	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2010 (Unaudited)	2009
Liabilities and stockholders’ equity
Current liabilities:
Secured borrowings from factoring agreement	$—	$428,588
Accounts payable	1,454,623	2,068,289
Commissions, salaries, wages, and taxes thereon	117,460	127,444
Income taxes payable	76,518	76,176
Deferred revenue	341,000	341,000
Other accrued expenses	333,502	346,941

Total current liabilities	2,323,103	3,388,438

Long-term liabilities:
Pension and other benefits	1,280,486	1,240,506

	1,280,486	1,240,506

Total liabilities	3,603,589	4,628,944

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000 Issued shares – 1,803,343 in 2010 and 1,781,015 in 2009; Outstanding shares – 1,611,343 in 2010 and 1,589,015 in 2009	1,803,343	1,781,015
Other capital	259,786	242,846
Retained earnings	4,841,221	4,895,637
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(545,631)	(541,716)

Total stockholders’ equity	4,246,719	4,265,782

Total liabilities and stockholders’ equity	$7,850,308	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net Sales	$5,851,634	$5,763,908

Cost of products sold	3,711,331	3,765,998

Gross profit	2,140,303	1,997,910

Selling, general and administrative expenses	2,104,154	1,968,487
Restructuring costs	—	296,118
Pension settlement charge	—	209,807

Total selling, general and administrative	2,104,154	2,474,412

Total operating income (loss)	36,149	(476,502)

Other income (expense):
Interest income	17,509	33
Other income (expense) – net	(13,599)	16,771
Interest expense	(9,799)	(111,231)

Total other income (expense)	(5,889)	(94,427)

Income (loss) before income taxes	30,260	(570,929)
Income tax benefit (expense)	(84,679)	108,984

Net loss	$(54,419)	$(461,945)

Weighted average common shares:
Basic	1,594,677	1,571,849

Diluted	1,594,677	1,571,849

Loss per share of common stock:
Basic	$(0.03)	$(0.29)

Diluted	$(0.03)	$(0.29)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Net Sales	$3,112,396	$3,045,785

Cost of products sold	1,911,379	1,828,912

Gross profit	1,201,017	1,216,873

Selling, general and administrative expenses	1,070,625	994,915
Restructuring costs	—	36,118
Asset impairment	—	—

Total selling, general and administrative	1,070,625	1,031,033

Total operating income (loss)	130,392	185,840

Other income (expense):
Interest income	209	—
Other income (expense) – net	(3,958)	46,880
Interest expense	(2,550)	(72,080)

Total other income (expense)	(6,299)	(25,200)

Income (loss) before income taxes	124,093	160,640
Income tax (expense) benefit	(53,011)	(55,482)

Net income (loss)	$71,082	$105,158

Weighted average common shares:
Basic	1,600,338	1,571,849

Diluted	1,600,338	1,571,849

Income (loss) per share of common stock:
Basic	$0.04	$0.07

Diluted	$0.04	$0.07

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	(54,419)	(461,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166,345	186,899
Loss on disposal of property, plant and equipment	—	956
Provision for uncollectible accounts	20,000	21,000
Equity based compensation	39,268	3,594
Deferred income taxes	81,576	(119,284)
Changes in assets and liabilities:
Restricted cash	—	(109,895)
Accounts receivable	312,164	(150,287)
Inventories	(205,384)	462,331
Prepaid expenses	(160,742)	55,181
Accounts payable and accrued expenses	(611,841)	2,562
Pension and other benefits	40,069	80,543
Income taxes	1,410,038	190,196

Net cash provided by operating activities	1,037,074	161,851

Investing activities
Purchase of property, plant and equipment	(31,956)	(25,133)

Net cash used in investing activities	(31,956)	(25,133)

Financing activities
Long-term debt payments	—	(2,004,315)
Repayment of factoring agreement	(428,588)	—
Borrowings under line of credit	—	4,458
Long-term debt borrowings	—	2,000,000

Net cash used in financing activities	(428,588)	143
Effect of exchange rate changes on cash	(3,622)	(429)

Net increase in cash and cash equivalents	572,908	136,432
Cash and cash equivalents at beginning of period	526,752	279,984

Cash and cash equivalents at end of period $	1,099,660	$416,416

Supplemental cash flow information:
Cash paid for:
Interest	$9,799	$108,736

Income taxes	$2,725	$844

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
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
The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through December 31, 2010. The Company received a $341,000 payment towards the moving costs at closing which is recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of June 30, 2010 and December 31, 2009. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
3. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished products	$126,187	$76,303
Work-in-process	862,677	1,020,838
Raw materials	1,464,661	1,280,876

Net inventories	$2,453,525	$2,378,017

4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the six months ended June 30, 2010 and 2009 was 280% and 19.1%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $55,000 and $71,000 in 2010 and 2009 respectively.
5. Stockholders’ Equity
On March 31, 2010, the Company issued 11,323 shares of common stock to non-employee directors and increased other capital by $10,007 representing compensation expense of $21,330. On June 30, 2010, the Company issued 11,005 shares of common stock to directors and officers and increased other capital by $6,933 representing compensation expense of $17,938. Changes in stockholders’ equity were also due to a comprehensive loss of $58,334.
6. Comprehensive Loss
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
	2010	2009

Net loss	$(54,419)	$(461,945)
Foreign currency translation adjustments	(3,781)	12,067
Minimum pension liability adjustments, net of tax effect of $(89) in 2010 and $(3,768) in 2009	(134)	(5,653)

Total comprehensive loss	$(58,334)	$(455,531)

	Three Months Ended June 30,
	2010	2009

Net Income	$71,082	$105,158
Foreign currency translation adjustments	(11,360)	30,369
Minimum pension liability adjustments, net of tax effect of $2,441 in 2010 and $(5,173) in 2009	3,661	(7,761)

Total comprehensive income	$63,383	$127,766

7. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the six and three months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009

Service cost	$10,500	$10,500	$—	$—
Interest cost	87,500	84,500	34,564	25,743
Expected return on plan assets	(66,000)	(67,500)	(36,926)	(31,146)
Amortizations	21,000	—	—	—
Net actuarial loss	—	27,500	3,375	2,456
Pension Settlement Charge	—	—	—	209,807

Net periodic benefit cost	$53,000	$55,000	$1,013	$206,860

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009

Service cost	$5,250	$5,250	$—	$—
Interest cost	43,750	42,250	17,338	13,078
Expected return on plan assets	(33,000)	(33,750)	(18,523)	(15,823)
Amortizations	10,500	—	—	—
Net actuarial loss	—	13,750	1,693	1,248

Net periodic benefit cost	$26,500	$27,500	$508	$6,977

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
The fair value hierarchy of the plan assets are as follows:

		June 30, 2010
		US Plan	Canadian Plan

Cash and cash equivalents	Level 1	—	$8,737
Mutual funds	Level 1	—	1,102,106
Pooled separate accounts	Level 2	$1,717,628	—

Total		$1,717,628	$1,110,843

For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
8. Earnings Per Share
The Company reports earnings per share in accordance with Accounting Standards Codification 260, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2010	2009

Numerator:
Net loss	$(54,419)	$(461,945)

Denominator:
Denominator for earnings per share (basic and diluted) – weighted average shares	1,594,677	1,571,849

Loss per common share (basic and diluted):	$(0.03)	$(0.29)

	Three Months Ended June 30,
	2010	2009

Numerator:
Net income (loss)	$71,082	$105,158

Denominator:
Denominator for earnings per share (basic and diluted) – weighted average shares	1,600,338	1,571,849

Income (loss) per common share (basic and diluted):	$0.04	$0.07

The Company had 12,000 and 15,000 stock options outstanding at June 30, 2010 and 2009, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
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
The receivables purchase agreement calls for the Company to pay a daily variable discount rate, which is the greater of prime plus 1.5% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company will also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding. Fees related to the receivables purchase agreement of $9,799 are recorded in interest expense in the 2010 Consolidated Statement of Operations.
Secured borrowings at December 31, 2009 of $428,588 represent the Company’s liability on the sale of accounts receivables with recourse. When the Company sells accounts receivable with recourse, the receivables remain recorded in accounts receivable, and an equivalent liability is recorded in short-term secured borrowings on the Company’s balance sheet until the customers pay the receivables outstanding. There were no secured borrowings at June 30, 2010.
10. Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These resulted in severance and payroll tax charges during the three and six months ended June 30, 2009 of approximately $36,000 and $264,000, respectively. As of June 30, 2010, the remaining balance of these payments is expected to be made over the next six months. Additionally, the Company expects to incur $100,000 in relocation expenses, which have not been accrued for when it relocates its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the restructuring plan, management anticipates incurring aggregate restructuring charges and costs of $396,000. Accrued restructuring expenses are included in “Other accrued expenses” in the Company’s consolidated balance sheet.
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2009 to June 30, 2010:

	December 31, 2009	Expense	Payment/Charges	June 30, 2010
Severance	$157,000	—	$(20,000)	$137,000
Other	12,000	—	—	12,000

Total	$169,000	—	$(20,000)	$149,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring for the three months ended June 30, 2010:

	March 31, 2010	Expense	Payment/Charges	June 30, 2010
Severance	$147,000	—	$(10,000)	$137,000
Other	12,000	—	—	12,000

Total	$159,000	—	$(10,000)	$149,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
In January 2010 the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, ASU 2010-06 clarifies the disclosures for reporting fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact on the Company’s disclosures for reporting fair value measurements.
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
Results of Operations — the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Overall Results and Outlook
The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2010. The economic crisis also negatively impacted the Company’s customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the first six months of 2010 reflect an increase of $87,726, as compared to 2009, to $5,851,634 primarily due to increases in non-postal locker and contract manufacturing sales offsetting declines in postal locker sales. Pre-tax operating results improved to a pre-tax profit of $30,260 for the first six months of 2010 from a pre-tax loss of $570,929 for the first six months of 2009. After-tax operating results improved to a net loss of $54,419 for the first six months of 2010 compared to a net loss of $461,945 for the first six months of 2009. Net loss was $0.03 per share (basic and diluted) for the first six months of 2010, an improvement from a net loss of $0.29 per share (basic and diluted) for the same period in 2009.
Net Sales
Consolidated net sales for the six months ended June 30, 2010 were $5,851,634, an increase of $87,726, or 1.5% compared to net sales of $5,763,908 for the same period of 2009. Sales of non-postal lockers for the six months ended June 30, 2010 were $4,341,934, an increase of $728,437, or 20.2%, compared to sales of $3,613,497 for the same period of 2009. The non-postal locker increase is primarily attributable to increased market share resulting from the Company organizing outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing. Sales of postal lockers were $1,119,450 for the six months ended June 30, 2010, a decrease of $1,030,961, or 47.9%, compared to sales of $2,150,411 for the same period of 2009. Lower postal locker sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical postal locker sales have come from new construction and the lack of new construction activity has greatly reduced the overall market for postal lockers. Sales of contract manufacturing services were $390,250 for the six months ended June 30, 2010 compared to $0 for the same period of 2009. Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

	Six Months Ended June 30,		Percentage
	2010	2009	Increase/(Decrease)
Postal Lockers	1,119,450	2,150,411	(47.9)%
Contract Manufacturing	390,250	—	—
Non-Postal Lockers	4,341,934	3,613,497	20.2%

Total	5,851,634	5,763,908	1.5%
Gross Margin
Consolidated gross margin for the six months ended June 30, 2010 was $2,140,303, or 36.6% of net sales, compared to $1,997,910, or 34.7% of net sales, for the same period of 2009, an increase of $142,393, or 7.1%. The increase in gross margin as a percentage of sales was primarily due to continuing improvement in manufacturing efficiency from the Company’s LEAN manufacturing initiatives, reorganization, select product redesign, cost cutting and improved internal controls.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2010 were $2,104,154 or 35.9% of net sales, compared to $1,968,487 or 34.2% of net sales for the same period of 2009, an increase of $135,667, or 6.9%. This increase was primarily due to increased freight expenses of approximately $90,000 for the six month period ended June 30, 2010, as compared to the same period in 2009, as a result of higher freight rates.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40%) as well as an across the board 10% reduction in wages. These resulted in severance and payroll tax charges during the three months ended June 30, 2010 and 2009 of approximately $0 and $296,000, respectively. These payments are expected to be made over the next six months. Additionally, the Company expects to relocate its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the first six months of 2010.
Pension Settlement Charge
As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 during the first six months of 2009. Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to Pension Benefits during the first six months of 2010.
Interest Expense
Interest expense for the six month period ended June 30, 2010 was $9,799, a decrease of $101,432, or 91.19%, compared to interest expense of $111,231 for the same period of 2009. This decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.
Income Taxes
For the six months ended June 30, 2010, the Company recorded an income tax expense of $84,679, compared to an income tax benefit of $108,894 for the same period of 2009. The Company’s effective tax rate on earnings was approximately 280% for the first six months of 2010 and 19.1% in the first six months of 2009. The effective tax rate for the first six months of 2010 was higher than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $55,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
Non-GAAP Financial Measure – Adjusted EBITDA
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Six Months Ended June 30,
	2010	2009
Net loss	(54,419)	(461,945)
Income tax expense (benefit)	84,679	(108,984)
Interest expense	9,799	111,231
Depreciation and amortization expense	164,162	186,899
Loss on sale of equipment	—	957
Equity based compensation	39,268	3,594
Restructuring costs	—	296,118
Pension settlement costs	—	209,807

Adjusted EBITDA	243,489	237,676
Adjusted EBITDA as a percentage of revenues	4.2%	4.1%
Results of Operations — Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Overall Results and Outlook
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
Consolidated net sales for the second quarter of 2010 reflect an increase in net sales of $66,611 to $3,112,396 when compared to net sales of $3,045,785 for the same period of 2009, representing a 2.2% increase. This increase was primarily attributable to increases in non-postal locker sales offsetting declines in postal locker sales. Pre-tax operating results declined to a pre-tax profit of $124,093 for the second quarter of 2010 from a pre-tax profit of $160,640 for the second quarter of 2009. After tax operating results declined to net income of $71,082 for the second quarter of 2010 from a net profit of $105,158 for the second quarter of 2009. Net income per share (basic and diluted) was $0.04 in the second quarter of 2010, a decrease from a net income per share (basic and diluted) of $0.07 for the second quarter of 2009.
Net Sales
Consolidated net sales for the three months ended June 30, 2010 were $3,112,396, an increase of $66,611, or 2.2%, compared to net sales of $3,045,785 for the same period of 2009. Sales of non-postal lockers for the three months ended June 30, 2010 were $2,517,596, an increase of $597,407, or 31.1%, compared to sales of $1,920,189 for the same period of 2009. The non-postal locker increase is primarily attributable to increased market share resulting from the Company organizing outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing. Sales of postal lockers were $577,439 for the three months ended June 30, 2010, a decrease of $548,157, or 48.7%, compared to sales of $1,125,596 for the same period of 2009. Lower postal locker sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical postal locker sales have come from new construction and the continuing lack of new construction activity continues to limit the overall market for postal lockers. Sales of contract manufacturing services were $17,361 for the three months ended June 30, 2010 compared to $0 for the same period of 2009. Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

	Three Months Ended June 30,		Percentage
	2010	2009	Increase/(Decrease)
Postal Lockers	577,439	1,125,596	(48.7)%
Contract Manufacturing	17,361	—	—
Non-Postal Lockers	2,517,596	1,920,189	31.1%

Total	3,112,396	3,045,785	2.2%
Gross Margin
Consolidated gross margin for the three months ended June 30, 2010 was $1,201,017, or 38.6% of net sales, compared to $1,216,873, or 39.9% of net sales, for the same period of 2009, a decrease of $15,856, or 1.3%. The decrease in gross margin as a percentage of sales was primarily due to increased labor and overhead costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2010 were $1,070,625 or 34.4% of net sales, compared to $994,915, or 32.7%, of net sales for the same period of 2009, an increase of $75,710, or 7.6%. This increase was primarily due to incentive compensation expenses increasing $60,000 for the three months ended June 30, 2010, as compared to the same period in 2009. The increase in incentive compensation expense is primarily due to the adoption of a companywide incentive compensation plan for 2010. Additionally, freight expenses increased approximately $20,000 for the three month period ended June 30, 2010, as compared to the same period in 2009, as a result of increased freight rates.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40%) as well as an across the board 10% reduction in wages. These resulted in severance and payroll tax charges during the three months ended June 30, 2010 and 2009 of approximately $0 and $36,000, respectively. These payments are expected to continue to be made over the next six months. Additionally, the Company expects to relocate its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for more detail related to restructuring costs incurred during the three months ended June 30, 2010.
Interest Expense
Interest expense for the three month period ended June 30, 2010 was $2,550, a decrease of $69,530, or 96.5%, compared to interest expense of $72,080 for the same period of 2009. This decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.
Income Taxes
For the second quarter of 2010, the Company recorded an income tax expense of $53,011 compared to an income tax expense of $55,482 for the same period of 2009. The Company’s effective tax rate on earnings was approximately 42.7% and 34.6% in the second quarter of 2010 and 2009, respectively. The higher effective tax rate in 2010 was primarily due to non-income based state taxes.

Non-GAAP Financial Measure – Adjusted EBITDA
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended June 30,
	2010	2009
Net income (loss)	71,082	105,158
Income tax expense (benefit)	53,011	55,482
Interest expense	2,550	72,080
Depreciation and amortization expense	77,029	93,521
Equity based compensation	17,938	1,797
Restructuring costs	—	36,118

Adjusted EBITDA	221,610	364,156
Adjusted EBITDA as a percentage of revenues	7.1%	12.0%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2010	2009
Current Ratio	2.6 to 1	2.1 to 1
Working Capital	$3,831,861	$3,757,669
The increase in working capital of $74,192 relates primarily to the net loss for the six months ended June 30, 2010 of $54,419, adjusted for depreciation of $164,162.
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
The Company has taken steps to enhance its liquidity position with the new Receivables Agreement, which expands its ability to leverage accounts receivable. The Company’s plans to manage the Company’s liquidity position in 2010 include maintaining an intense focus on controlling expenses, continuing the Company’s implementation of LEAN manufacturing processes and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
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
Over the last two years, credit markets have experienced significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 15.3% of the Company’s aggregate net assets at June 30, 2010. Presently, management does not hedge its foreign currency risk.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2010. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICAN LOCKER GROUP INCORPORATED
August 11, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

August 11, 2010	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer