Form 10-Q
period 2010-09-30
AMERICAN LOCKER GROUP INC
filed 2010-11-04
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,621,956 shares of common stock, par value $1.00, issued and outstanding as of November 3, 2010.

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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010 (Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$1,149,301	$526,752
Accounts receivable, less allowance for doubtful accounts of approximately $173,000 in 2010 and $216,000 in 2009	1,614,910	2,319,440
Inventories, net	2,990,926	2,378,017
Prepaid expenses	187,903	95,489
Income taxes receivable	—	1,409,696
Deferred income taxes	415,288	416,713

Total current assets	6,358,328	7,146,107

Property, plant and equipment:
Land	500	500
Buildings	395,695	394,739
Machinery and equipment	8,075,806	7,907,732

	8,472,001	8,302,971
Less allowance for depreciation and amortization	(7,301,338)	(7,066,629)

	1,170,663	1,236,342
Deferred income taxes	439,543	512,277

Total assets	$7,968,534	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2010 (Unaudited)	2009
Liabilities and stockholders’ equity
Current liabilities:
Secured borrowings from factoring agreement	$—	$428,588
Accounts payable	1,397,178	2,068,289
Commissions, salaries, wages, and taxes thereon	150,017	127,444
Income taxes payable	71,556	76,176
Deferred revenue	341,000	341,000
Other accrued expenses	322,572	346,941

Total current liabilities	2,282,323	3,388,438

Long-term liabilities:
Pension and other benefits	1,301,162	1,240,506

	1,301,162	1,240,506

Total liabilities	3,583,485	4,628,944

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000 Issued shares — 1,813,956 in 2010 and 1,781,015 in 2009; Outstanding shares — 1,621,956 in 2010 and 1,589,015 in 2009	1,813,956	1,781,015
Other capital	260,423	242,846
Retained earnings	4,963,540	4,895,637
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(540,870)	(541,716)

Total stockholders’ equity	4,385,049	4,265,782

Total liabilities and stockholders’ equity	$7,968,534	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net Sales	$8,800,340	$8,654,627

Cost of products sold	5,513,219	5,581,190

Gross profit	3,287,121	3,073,437

Selling, general and administrative expenses	3,143,405	2,871,705
Restructuring costs	—	296,118
Pension settlement charge	—	209,807

Total selling, general and administrative	3,143,405	3,377,630

Total operating income (loss)	143,716	(304,193)

Other income (expense):
Interest income	17,629	33
Loss on sale of property, plant and equipment	—	(13,352)
Other income (expense) — net	(4,663)	44,049
Interest expense	(11,957)	(244,191)

Total other income (expense)	1,009	(213,461)

Income (loss) before income taxes	144,725	(517,654)
Income tax benefit (expense)	(76,822)	87,720

Net income (loss)	$67,903	$(429,934)

Weighted average common shares:
Basic	1,600,439	1,571,849

Diluted	1,600,439	1,571,849

Income (loss) per share of common stock:
Basic	$0.04	$(0.27)

Diluted	$0.04	$(0.27)

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net Sales	$2,948,706	$2,890,719

Cost of products sold	1,801,888	1,815,192

Gross profit	1,146,818	1,075,527

Selling, general and administrative expenses	1,039,251	903,218

Total selling, general and administrative	1,039,251	903,218

Total operating income	107,567	172,309

Other income (expense):
Interest income	120	—
Loss on sale of property, plant and equipment	—	(12,396)
Other income (expense) — net	8,936	26,322
Interest expense	(2,158)	(132,960)

Total other income (expense)	6,898	(119,034)

Income before income taxes	114,465	53,275
Income tax (expense) benefit	7,857	(21,264)

Net income (loss)	$122,322	$32,011

Weighted average common shares:
Basic	1,611,343	1,571,849

Diluted	1,611,343	1,571,849

Income (loss) per share of common stock:
Basic	$0.08	$0.02

Diluted	$0.08	$0.02

Dividends per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$67,903	$(429,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	230,000	272,562
Loss on disposal of property, plant and equipment	—	13,352
Provision for uncollectible accounts	20,000	31,500
Equity based compensation	50,518	4,795
Deferred income taxes	73,034	(99,494)
Changes in assets and liabilities:
Restricted cash	—	—
Accounts receivable	652,366	(283,540)
Inventories	(742,785)	185,578
Prepaid expenses	(92,275)	14,101
Accounts payable and accrued expenses	(643,998)	341,068
Pension and other benefits	62,328	97,446
Income taxes	1,405,076	192,918

Net cash provided by operating activities	1,082,167	340,352

Investing activities
Proceeds from sale of property, plant & equipment	—	2,747,000
Purchase of property, plant and equipment	(33,262)	(73,019)

Net cash used in investing activities	(33,262)	2,673,981

Financing activities
Long-term debt payments	—	(4,004,315)
Repayment of factoring agreement	(428,588)	(757,081)
Borrowings under line of credit	—	4,458
Long-term debt borrowings	—	2,000,000

Net cash used in financing activities	(428,588)	(2,756,938)
Effect of exchange rate changes on cash	2,232	(102)

Net increase in cash and cash equivalents	622,549	257,293
Cash and cash equivalents at beginning of period	526,752	279,984

Cash and cash equivalents at end of period	$1,149,301	$537,277

Supplemental cash flow information:
Cash paid for:
Interest	$13,898	$206,139

Income taxes	$12,185	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
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
The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through December 31, 2010. The Company received a $341,000 payment towards the moving costs at closing which is recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of September 30, 2010 and December 31, 2009. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
3. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished products	$193,934	$76,303
Work-in-process	941,889	1,020,838
Raw materials	1,855,103	1,280,876

Net inventories	$2,990,926	$2,378,017

4. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 53.1% and 36.6%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $7,000 and $122,000 in 2010 and 2009 respectively.
5. Stockholders’ Equity
On March 31, 2010, the Company issued 11,323 shares of common stock to non-employee directors and increased other capital by $10,007 representing compensation expense of $21,330. On June 30, 2010, the Company issued 11,005 shares of common stock to directors and officers and increased other capital by $6,933 representing compensation expense of $17,938. On

September 30, 2010, the Company issued 10,613 shares of common stock to directors and officers and increased other capital by $637 representing compensation expense of $17,938. Changes in stockholders’ equity were also due to comprehensive income of $68,749.
6. Comprehensive Loss
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Nine Months Ended September 30,
	2010	2009
Net Income	$67,903	$(429,934)
Foreign currency translation adjustments	3,354	27,467
Minimum pension liability adjustments, net of tax effect of $(1,672) in 2010 and $(8,208) in 2009	(2,508)	(12,311)

Total comprehensive income (loss)	$68,749	$(414,778)

	Three Months Ended September 30,
	2010	2009
Net Income	$122,322	$32,011
Foreign currency translation adjustments	7,225	15,580
Minimum pension liability adjustments, net of tax effect of $1,583 in 2010 and $(4,440) in 2009	2,642	(6,658)

Total comprehensive income (loss)	$132,189	$40,933

7. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Service cost	$15,750	$15,570	$—	$—
Interest cost	131,250	126,750	51,872	39,238
Expected return on plan assets	(99,000)	(101,250)	(55,417)	(47,473)
Net actuarial loss	21,000	41,250	—	3,743
Pension Settlement Charge	—	—	—	209,807

Net periodic benefit cost	$69,000	$82,320	$(3,545)	$205,315

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Service cost	$5,250	$5,250	$—	$—
Interest cost	43,750	42,250	17,308	13,495
Expected return on plan assets	(33,000)	(33,750)	(18,491)	(16,327)
Net actuarial loss	7,000	13,750	—	1,287

Net periodic benefit cost	$23,000	$27,500	$(1,183)	$(1,545)

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
The Fair Value Measurements and Disclosure Topic of the ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various values of the Fair Value Measurements and Disclosure Topic of the ASC fair value hierarchy are described as follows:
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
The fair value hierarchy of the plan assets are as follows:

		September 30, 2010
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	—	$18,083
Mutual funds	Level 1	—	1,128,251
Pooled separate accounts	Level 2	$1,827,008	—

Total		$1,827,008	$1,146,334

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
8. Earnings Per Share
The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2010	2009

Numerator:
Net income (loss)	$67,903	$(429,934)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,600,439	1,571,849

Loss per common share (basic and diluted):	$0.04	$(0.27)

	Three Months Ended September 30,
	2010	2009

Numerator:
Net income (loss)	$122,322	$32,011

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,611,343	1,571,849

Income (loss) per common share (basic and diluted):	$0.08	$0.02

The Company had 12,000 and 15,000 stock options outstanding at September 30, 2010 and 2009, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
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
Secured borrowings at December 31, 2009 of $428,588 represent the Company’s liability on the sale of accounts receivables with recourse. When the Company sells accounts receivable with recourse, the receivables remain recorded in accounts receivable, and an equivalent liability is recorded in short-term secured borrowings on the Company’s balance sheet until the customers pay the receivables outstanding. There were no secured borrowings at September 30, 2010.
10. Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These resulted in severance and payroll tax charges during the three and nine months ended September 30, 2009 of approximately $36,000 and $264,000, respectively. As of September 30, 2010, the remaining balance of these payments is expected to be made over the next three months. Additionally, the Company expects to incur $100,000 in relocation expenses, which have not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the restructuring plan, management anticipates incurring aggregate restructuring charges and costs of $396,000. Accrued restructuring expenses of $149,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan from December 31, 2009 to September 30, 2010:

	December 31, 2009	Expense	Payment/Charges	September 30, 2010
Severance	$157,000	—	$(20,000)	$137,000
Other	12,000	—	—	12,000

Total	$169,000	—	$(20,000)	$149,000

The following table analyzes the changes in the Company’s reserve with respect to the restructuring for the three months ended September 30, 2010:

	June 30, 2010	Expense	Payment/Charges	September 30, 2010
Severance	$137,000	—	$—	$137,000
Other	12,000	—	—	12,000

Total	$149,000	—	$—	$149,000

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
Results of Operations — the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Overall Results and Outlook
The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings during the second half of 2008 and continuing through 2010. The economic crisis also negatively impacted the Company’s customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the first nine months of 2010 reflect an increase of $145,713, as compared to 2009, to $8,800,340 primarily due to increases in non-postal locker and contract manufacturing sales offsetting declines in postal locker sales. Pre-tax operating results improved to a pre-tax profit of $144,725 for the first nine months of 2010 from a pre-tax loss of $517,654 for the first nine months of 2009. After-tax operating results improved to a net profit of $67,903 for the first nine months of 2010 compared to a net loss of $429,934 for the first nine months of 2009. Net income was $0.04 per share (basic and diluted) for the first nine months of 2010, an improvement from a net loss of $0.27 per share (basic and diluted) for the same period in 2009.
Net Sales
Consolidated net sales for the nine months ended September 30, 2010 were $8,800,340, an increase of $145,713, or 1.7% compared to net sales of $8,654,627 for the same period of 2009. Sales of non-postal lockers for the nine months ended September 30, 2010 were $6,644,273, an increase of $1,300,010, or 24.3%, compared to sales of $5,344,263 for the same period of 2009. The non-postal locker increase is primarily attributable to increased market share resulting from the Company organizing outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing. Sales of postal lockers were $1,743,239 for the nine months ended September 30, 2010, a decrease of $1,567,125, or 47.3%, compared to sales of $3,310,364 for the same period of 2009. Lower postal locker sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical postal locker sales have come from new construction and the lack of new construction activity has greatly reduced the overall market for postal lockers. Sales of contract manufacturing services were $412,828 for the nine months ended September 30, 2010 compared to $0 for the same period of 2009. Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

	Nine Months Ended September 30,		Percentage
	2010	2009	Increase/(Decrease)
Postal Lockers	$1,743,239	$3,310,364	(47.3)%
Contract Manufacturing	412,828	—	—
Non-Postal Lockers	6,644,273	5,344,263	24.3%

Total	$8,800,340	$8,654,627	1.7%
Gross Margin
Consolidated gross margin for the nine months ended September 30, 2010 was $3,287,121, or 37.4% of net sales, compared to $3,073,437, or 35.5% of net sales, for the same period of 2009, an increase of $213,684, or 7.0%. The increase in gross margin as a percentage of sales was primarily due to continuing improvement in manufacturing efficiency from the Company’s LEAN manufacturing initiatives, reorganization, select product redesign, cost cutting and improved internal controls.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2010 were $3,143,405, or 35.7% of net sales, compared to $2,871,705, or 33.1% of net sales for the same period of 2009, an increase of $271,700, or 9.5%. This increase was primarily due to increased freight expenses of approximately $130,000 for the nine month period ended September 30, 2010, as compared to the same period in 2009, as a result of higher freight rates. Additionally, incentive compensation expenses increased $116,000 due to the adoption of a companywide incentive compensation plan for 2010.
Restructuring Costs
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40%) as well as an across the board 10% reduction in wages. These resulted in severance and payroll tax charges during the three and nine months ended September 30, 2009 of approximately $36,000 and $264,000. These payments are expected to be made over the next three months. Additionally, the Company expects to relocate its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to note 10 in Item 1 of the Quarterly Report on Form 10-Q for detail related to restructuring costs incurred during the first nine months of 2010.
Pension Settlement Charge
As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of $209,807 during the first nine months of 2009. Refer to note 7 in Item 1 of the Quarterly Report on Form 10-Q for detail related to Pension Benefits during the first nine months of 2010.
Interest Expense
Interest expense for the nine month period ended September 30, 2010 was $11,957, a decrease of $232,234, or 95.1%, compared to interest expense of $244,191 for the same period of 2009. This decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.
Income Taxes
For the nine months ended September 30, 2010, the Company recorded an income tax expense of $76,822, compared to an income tax benefit of $87,720 for the same period of 2009. The Company’s effective tax rate on earnings was approximately 53.1% for the first nine months of 2010 and 16.9% in the first nine months of 2009. The effective tax rate for the first nine months of 2010 was higher than the U.S. Federal statutory tax rate due to a change in the valuation allowance of approximately $7,000 due to the Company’s inability to record a tax benefit for losses from its U.S. subsidiaries.
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Nine Months Ended September 30,
	2010	2009
Net income (loss)	$67,903	$(429,934)
Income tax expense (benefit)	76,822	(87,720)
Interest expense	11,957	244,191
Depreciation and amortization expense	230,000	275,562
Loss on sale of equipment	—	13,352
Equity based compensation	50,518	4,795
Restructuring costs	—	296,118
Pension settlement costs	—	209,807

Adjusted EBITDA	$437,200	$523,171
Adjusted EBITDA as a percentage of revenues	5.0%	6.0%
Results of Operations — Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Overall Results and Outlook
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
Consolidated net sales for the third quarter of 2010 reflect an increase in net sales of $57,987 to $2,948,706 when compared to net sales of $2,890,719 for the same period of 2009, representing a 2.0% increase. This increase was primarily attributable to increases in non-postal locker sales offsetting declines in postal locker sales. Pre-tax operating results improved to a pre-tax profit of $114,465 for the third quarter of 2010 from a pre-tax profit of $53,275 for the third quarter of 2009. After tax operating results improved to net income of $122,322 for the third quarter of 2010 from net income of $32,011 for the third quarter of 2009. Net income per share (basic and diluted) was $0.08 in the third quarter of 2010, an increase from a net income per share (basic and diluted) of $0.02 for the third quarter of 2009.
Net Sales
Consolidated net sales for the three months ended September 30, 2010 were $2,948,706, an increase of $57,987, or 2.0%, compared to net sales of $2,890,719 for the same period of 2009. Sales of non-postal lockers for the three months ended September 30, 2010 were

$2,302,339, an increase of $571,574, or 33.0%, compared to sales of $1,730,765 for the same period of 2009. The non-postal locker increase is primarily attributable to increased market share resulting from the Company organizing outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing. Sales of postal lockers were $623,789 for the three months ended September 30, 2010, a decrease of $536,165, or 46.2%, compared to sales of $1,159,954 for the same period of 2009. Lower postal locker sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical postal locker sales have come from new construction and the continuing lack of new construction activity continues to limit the overall market for postal lockers. Sales of contract manufacturing services were $22,578 for the three months ended September 30, 2010 compared to $0 for the same period of 2009. Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.

	Three Months Ended September 30,		Percentage
	2010	2009	Increase/(Decrease)
Postal Lockers	$623,789	$1,159,954	(46.2)%
Contract Manufacturing	22,578	—	—
Non-Postal Lockers	2,302,339	1,730,765	33.0%

Total	$2,948,706	$2,890,719	2.0%
Gross Margin
Consolidated gross margin for the three months ended September 30, 2010 was $1,146,818, or 38.9% of net sales, compared to $1,075,527, or 37.2% of net sales, for the same period of 2009, an increase of $71,291, or 6.6%. The increase in gross margin as a percentage of sales was primarily due to continuing improvement in manufacturing efficiency from the Company’s LEAN manufacturing initiatives, reorganization, cost cutting and improved internal controls.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2010 were $1,039,251, or 35.2% of net sales, compared to $903,218, or 31.2% of net sales, for the same period of 2009, an increase of $136,033, or 15.1%. This increase was primarily due to incentive compensation expenses increasing $56,000 for the three months ended September 30, 2010, as compared to the same period in 2009. The increase in incentive compensation expense is primarily due to the adoption of a Companywide incentive compensation plan for 2010. Additionally, freight expenses increased approximately $30,000 for the three month period ended September 30, 2010, as compared to the same period in 2009, as a result of increased freight rates.
Interest Expense
Interest expense for the three month period ended September 30, 2010 was $2,158, a decrease of $130,802, or 98.4%, compared to interest expense of $132,960 for the same period of 2009. This decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.
Income Taxes
For the third quarter of 2010, the Company recorded an income tax benefit of $7,857 compared to an income tax expense of $21,264 for the same period of 2009. The Company’s effective tax rate on earnings was approximately 6.9% and 39.9% in the third quarter of 2010 and 2009, respectively. The lower effective tax rate in 2010 was primarily due to a reduction in the valuation allowance of $48,000 due to the Company utilizing its net operating loss to offset earnings.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from the computation used by other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended September 30,
	2010	2009
Net income (loss)	$122,322	$32,011
Income tax expense (benefit)	(7,857)	21,264
Interest expense	2,158	132,960
Depreciation and amortization expense	65,838	85,663
Loss on sale of equipment	—	12,396
Equity based compensation	11,250	1,201
Restructuring costs	—	—

Adjusted EBITDA	$193,711	$285,495
Adjusted EBITDA as a percentage of revenues	7.0%	9.9%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2010	2009
Current Ratio	2.8 to 1	2.1 to 1
Working Capital	$4,076,005	$3,757,669
The increase in working capital of $318,336 relates primarily to the net income for the nine months ended September 30, 2010 of $67,903, adjusted for depreciation of $230,000.
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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 13.7% of the Company’s aggregate net assets at September 30, 2010. Presently, management does not hedge its foreign currency risk.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2010. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICAN LOCKER GROUP INCORPORATED
November 4, 2010	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

November 4, 2010	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer