Form 10-K
period 2010-12-31
AMERICAN LOCKER GROUP INC
filed 2011-03-15
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.
Commission file number 0-439
American Locker Group Incorporated
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0338330 (I.R.S. Employer Identification No.)

815 South Main Street Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
(817) 329-1600
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates was approximately $ 1,579,803 based on the $1.40 price at which the Common Stock was last sold on June 30, 2010, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known to the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
     As of March 14, 2011, 1,642,108 shares of Common Stock, $1.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2011 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2010 fiscal year.

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
PART I

Item 1. Business.
Overview
     American Locker Group Incorporated, a Delaware corporation (the “Company”), is a leading manufacturer of lockers, locks and keys with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia and South America.
     The Company’s products can be categorized as either mailboxes or lockers. Mailboxes are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Lockers are used for applications other than mail delivery, and most of our lockers are key controlled checking lockers.
     On September 24, 2010, the Company entered into an agreement (the “Disney Agreement”) with Disneyland Resort, a division of Walt Disney Parks and Resorts U.S., Inc., and Hong Kong International Theme Parks Limited, to provide locker services under a concession arrangement. Under the Disney Agreement, the Company installed, operates and maintains electronic lockers at Disneyland Park and Disney’s California Adventure Park in Anaheim, California and at Hong Kong Disneyland Park in Hong Kong.
     The Company installed approximately 4,300 electronic lockers under the Disney Agreement. The Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. The term of the Disney Agreement is five years and operations began in late November 2010.
     On November 16, 2010, the Company entered into an agreement with BV DFW I, LP, an affiliate of General Electric Company, to lease (the “Lease”) approximately 100,000 square feet (the “Premises”) within a building located at the Dallas-Fort Worth Airport.
     The Company will be relocating its corporate headquarters and manufacturing facility from its current location in Grapevine, Texas to the Premises during the second quarter of 2011. The term of the Lease is for 91 months and was effective February 1, 2011.
     On December 8, 2010, the Company entered into a credit agreement with Bank of America Merrill Lynch, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”).

     The proceeds of the Term Loan will be used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.
     The following table sets forth selected products of the Company, the primary industries we serve, and some of our representative customers:
Selected products/service:
Recreation lockers - stainless steel, painted steel or aluminum and plastic lockers typically secured by a mechanical lock for storage by patrons of amusement parks, water parks, ski resorts and swimming pools.
Coin operated keys and locks - manufactured in the Company’s Ellicottville, New York facility for use in new lockers or for replacement in existing lockers.
USPS approved multi-tenant mailboxes — are typically installed in apartment and commercial buildings and consist of the USPS-approved Horizontal 4c, Horizontal 4b+ and Vertical 4b+ models. The Horizontal 4c provides for lay flat mail delivery and was mandated by the USPS to replace the 4b+ for use in new construction after October 5, 2006.
Private mail delivery mailboxes — used for the internal distribution of mail in colleges and universities as well as large corporate offices.
Electronic distribution lockers — used to distribute items such as industrial supplies, documents and library books using an electronic locking mechanism.
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
Water parks
Apartment buildings
Law enforcement
Health clubs
Ski resorts
Colleges and universities
Military
Post offices

Selected customers:	Disneyland Resort
Sea World
Vail Resorts, Inc.
United States Department of Homeland Security
LA Fitness
Mammoth Mountain Ski Area
Research In Motion United States Postal Service
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
     In July 2001, the Company acquired Security Manufacturing Corporation (“SMC”). SMC manufactures aluminum multi-tenant mailboxes, which historically have been sold to the United States Postal Service (“USPS”) and private markets. SMC, a wholly-owned subsidiary, manufactures painted steel and stainless steel lockers for the Company, and manufactures and sells the Company’s aluminum mailboxes.
Business Segment Financial Information
     The Company, including its foreign subsidiaries, is engaged primarily in one business: the sale of lockers, including coin, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution mailboxes. Please see the Company’s consolidated financial statements included in this Annual Report on Form 10-K under Item 8.
Competition
     While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. and Canadian Locker Co., Ltd. are the leading suppliers of key/coin controlled checking lockers in the United States and Canada. The Company faces active competition from several manufacturers of mailbox products sold in the private market. USPS specifications limit the Company’s ability to develop mailboxes that have significant product differentiation from competitors. As a result, the Company differentiates itself in the mailboxes market by offering a higher level of quality and service coupled with competitive prices. To the Company’s knowledge, it is the only company that manufactures both the lock and locker components featured in the products the Company sells in the locker markets in which the Company competes. Additionally, the Company believes that its recreation lockers possess a reputation for high quality and reliability. The Company believes this integrated secured storage solution, when combined with the Company’s high level of service and quality, and the reliability of its products, is a competitive advantage that differentiates the Company from its competitors in the locker markets.
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
     Price fluctuations of raw material and other components are factors in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the prices of steel and aluminum, the two primary raw materials utilized in the Company’s operations, have fluctuated widely in recent years, with higher prices in 2007 and 2008 and relatively lower prices in 2009 and 2010. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.
Patents and Trademarks
     The Company owns a number of patents and trademarks, none of which it considers to be material to the conduct of its business.
Employees
     The Company and its subsidiaries actively employed 103 individuals on a full-time basis as of December 31, 2010, of whom two were based in Canada, and one was based in Hong Kong. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer
     The Company is not substantially dependent on any one customer and its largest customer accounted for less than 10% of consolidated revenue in 2010.
Distribution and Geographic Areas
     The Company sells its lockers directly to end users. Postal lockers are sold through a nationwide distributor network. The Company sells lockers in foreign countries including Canada, Chile, Greece, Hong Kong, India, Peru, and the United Kingdom. During 2010, 2009 and 2008, sales in foreign countries accounted for 23.4%, 17.6% and 19.8% respectively of consolidated net sales.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended $108,124, $139,307 and $199,553, in 2010, 2009 and 2008, respectively, for such activity in its continuing businesses.
Impact of Government Regulations
     A majority of the Company’s postal locker sales come from products, including the Horizontal 4c and Horizontal 4b+ mailboxes, which require USPS approval. The USPS may change product specifications and supplier approval requirements in the future. Any changes to USPS product specifications or supplier approval requirements may impact the Company’s ability to sell these products.
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
     Volatility in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant volatility in steel and aluminum prices from 2008 to 2010. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of raw materials through product price increases. However, the Company’s ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company’s control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts. If the Company is not able to successfully mitigate the effects of rising raw materials costs, the Company’s results of operations, business and financial condition may be materially adversely affected.
The Company must relocate to a new facility during 2011. Failure to relocate in a timely manner could have a materially adverse effect on the Company’s operating results.
     As a result of the sale of the Company’s headquarters and primary manufacturing facility to the City of Grapevine, the Company must relocate to a new headquarters and primary manufacturing facility during 2011. The Company manufactures all of its postal and non-postal lockers at this facility and any delays or disruptions during the relocation would negatively impact the Company’s ability to manufacture product. If this were to happen it would have a material adverse effect on the Company’s operating results and liquidity.
The global economic recession has resulted in weaker demand for the Company’s products and may create challenges for us that could have a material adverse effect on our business and results of operations.
     The global economic recession has affected our domestic and international markets, and we continue to experience weaker demand for our products. Management believes the weak global economic conditions in 2010 and beyond will result in subdued customer demand across all customer segments, particularly in construction, travel and recreational industries. As a result, customers may reduce their purchases of the Company’s products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company’s results of operations, business and financial condition.

Continuing disruptions in the financial markets or other factors could affect the Company’s liquidity.
     U.S. credit markets continue to experience significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
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
     The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company’s business and financial condition. For example, the Company’s ability to access the capital and credit markets may be severely restricted which could have an impact on our flexibility to react to changing economic and business conditions.
     The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. Our funding obligations for the US Plan, which have been frozen for future benefit accruals, are governed by the Employee Retirement Income Security Act (“ERISA”). Our funding obligations for the Canadian Plan, which have been frozen for future benefit accruals, are governed by the Pension Benefits Act. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets, statutory requirements, and demographic data for participants. Due primarily to the decline in the investment markets in 2008 coupled with a decline in long term interest rates, we currently expect our contributions to these plans to significantly increase for 2011 and thereafter, which could have a material adverse effect on our financial condition.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Approximate
Floor Space
Location	Subsidiary	In Sq. Ft.	Use
Anaheim, CA	American Locker Security Systems, Inc.	100*	Manage Disneyland Resort Lockers
Ellicottville, NY	American Locker Security Systems, Inc. Lock Shop and Service Center	12,800	Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	1,000*	Sales, service and repair of lockers and locks
Grapevine, TX	Operated by Security Manufacturing Corporation	70,000*	Manufacturing and corporate headquarters (1)
DFW Airport, TX	Security Manufacturing Corporation	100,000*	Future manufacturing and corporate headquarters

TOTAL		183,900

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
Item 3. Legal Proceedings.
     In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (“PRP”) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York, which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates, and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. To the Company’s knowledge, the NYSDEC has not commenced implementation of the remediation plan and has not indicated when construction will start, if ever. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.
     Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 226 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 31 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 157 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 9, 2011, the most recent date information is available, is approximately 39 cases.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Prices and Dividends
     The Company’s common stock, par value $1.00 per share, is not currently listed on any exchange. The Company’s common stock currently is quoted on OTCQB under the symbol “ALGI”. The OTCQB marketplace identifies companies that are reporting to the SEC and are current in their reporting obligations. The following table shows the range of the low and high sale prices and bid information, as applicable, for the Company’s common stock in each of the calendar quarters indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Market Price
Per Common Share

2010	High	Low
Quarter ended December 31, 2010	$1.50	$1.05
Quarter ended September 30, 2010	1.75	1.06
Quarter ended June 30, 2010	1.90	1.40
Quarter ended March 31, 2010	3.00	1.25

2009	High	Low
Quarter ended December 31, 2009	$2.00	$0.40
Quarter ended September 30, 2009	0.75	0.25
Quarter ended June 30, 2009	0.35	0.15
Quarter ended March 31, 2009	1.05	0.15
     The last reported sales price of the Company’s common stock as of March 14, 2011 was $1.65. The Company had 793 security holders of record as of that date.
     The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction.
Equity Compensation Plan Information
     The following table summarizes as of December 31, 2010, the shares of common stock authorized for issuance under our equity compensation plans:

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders(1)	12,000	$4.95	37,000
Equity compensation plans not approved by security holders	—	—	—

Total	12,000	$4.95	37,000

(1)	Represents the American Locker Group Incorporated 1999 Stock Incentive Plan. Please see Note 11 “Stock-Based Compensation” to the Company’s consolidated financial statements for further information.
Item 6. Selected Financial Data.
     The following table sets forth selected historical financial data of the Company and its consolidated subsidiaries as of, and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and “Item 1. Description of Business.”

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Sales	$12,099,012	$12,515,433	$14,129,807	$20,242,803	$25,065,090
Income (loss) before income taxes	200,165	(618,945)	(3,353,730)	(2,749,743)	845,224
Income tax (benefit)	131,796	(196,339)	(653,519)	(845,626)	300,904
Net income (loss)	68,369	(422,606)	(2,700,211)	(1,904,117)	544,320
Earnings (loss) per share—basic	0.04	(0.27)	(1.73)	(1.23)	0.35
Earnings (loss) per share—diluted	0.04	(0.27)	(1.73)	(1.23)	0.35
Weighted average common shares outstanding—basic	1,605,769	1,572,511	1,564,039	1,549,516	1,547,392
Weighted average common shares outstanding—diluted	1,605,769	1,572,511	1,564,039	1,549,516	1,547,392
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	16,232	255,973	159,380	195,280	184,257
Depreciation and amortization expense	336,037	337,507	416,664	386,430	396,304
Number of employees	103	137	117	126	147
Consolidated Balance Sheet Total assets	9,495,197	8,894,726	10,810,038	12,416,042	14,517,522
Long-term debt, including current portion	1,000,000	0	2,004,315	2,143,765	2,178,042
Stockholders’ equity	4,302,559	4,265,782	4,627,185	7,758,161	9,302,162
Stockholders’ equity per share (1)	2.62	2.68	2.94	5.01	6.00
Common shares outstanding at year-end	1,642,108	1,589,015	1,571,849	1,549,516	1,549,516
Expenditures for property, plant and equipment	1,968,592	97,118	334,902	818,646	98,591

(1)	Based on shares outstanding at December 31, 2010.
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
Revenue Recognition
     The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 19.4% of its revenue in 2010 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.
     For concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.
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
     In accordance with accounting guidance for long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.
Pension Assumptions
     The Company maintains a defined benefit plan covering its U.S. employees and a separate defined contribution plan covering its Canadian employees. The accounting for the plans is based in part on certain assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2010 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, discount rates were also assumed. The discount rates used in determining the 2010 pension costs were 6.0% and 6.75% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.
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
Deferred Income Tax Assets
     The Company had net deferred tax assets of approximately $896,116 at December 31, 2010. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2010, are more likely than not realizable. If future operating results continue to generate taxable losses, it may be necessary to increase the valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Results of Operations—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overall Results
     The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings beginning in the second half of 2008 and continuing through 2010. The economic crisis also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the twelve months ended December 31, 2010 decreased $416,421 to $12,099,012, when compared to net sales of $12,515,433 for the same period of 2009, representing a 3.3% decline. This decrease was attributable primarily to decreases in contract manufacturing and sales of mailboxes partially offset by an increase in sales of lockers. Pre-tax operating results improved to pre-tax income of $200,165 for the twelve months ended December 31, 2010 from a reported pre-tax loss of $618,945 for the same period of 2009. After tax operating results improved to a net income of $68,369 for the twelve months ended December 31, 2010 compared to a net loss of $422,606 for the twelve months ended December 31, 2009. Net income per share (basic and diluted) was $0.04 for the year ended December 31, 2010, an improvement from a net loss per share (basic and diluted) of $0.27 for the same period in 2009.
Net Sales
     Consolidated net sales in 2010 were $12,099,012, a decrease of $416,421, or 3.3% from net sales of $12,515,433 in 2009. Sales of lockers for the year ended December 31, 2010 were $9,272,432, an increase of $2,227,672, or 31.6%, compared to sales of $7,044,760 for the same period of 2009. The locker increase is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. In particular the Company sold large electronic locker systems to Breckenridge and Mammoth Mountain ski areas in 2010. Foreign sales increased $635,860 or 28.9% to $2,832,815 in 2010 from $2,196,955 in 2009. The foreign sales increase was driven by increased demand from Chile caused by the need to replace lockers damaged in the February 27, 2010 earthquake.
     Concession revenue in 2010 was $311,251, an increase of $148,808 or 92% from concession revenue of $162,443 in 2009. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions commencing operations in late November 2010.
     Sales of mailboxes were $2,374,682 for the twelve months ended December 31, 2010, a decrease of $1,548,928, or 39.5%, compared to sales of $3,923,610 for the same period of 2009. Lower mailbox sales were due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical mailbox sales have come from new construction and the lack of new construction activity has greatly reduced the overall market for mailboxes.
     The Company generated $451,898 in revenue from contract manufacturing in 2010 as compared to $1,547,063 in 2009. This decrease was primarily due to the refocusing of sales efforts from bid based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. As part of this process, the Company dramatically reduced its business with the customer that accounted for most of its contract manufacturing revenue in 2009.

     Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured in Asia. This process improves quality, reduces lead time and reduces total costs for the end user.

     Sales by general product group for the last two years were as follows:

			Percentage
	2010	2009	Increase (Decrease)
Lockers	$9,272,432	$7,044,760	31.6%
Mailboxes	2,374,682	3,923,610	(39.5)%
Contract Manufacturing	451,898	1,547,063	(70.8)%

Total	$12,099,012	$12,515,433	(3.3)%
Gross Margin
     Consolidated gross margin as a percentage of sales was 36.4% in 2010 as compared to 31.3% in 2009. The increase in gross margin as a percentage of sales was primarily due to continuing improvement in manufacturing efficiency from the Company’s LEAN manufacturing initiatives, reorganization, select product redesign, cost cutting and improved internal controls.
Selling, Administrative and General Expenses
     Selling, administrative and general expenses in 2010 totaled $4,242,855, an increase of $369,440 compared to $3,873,415 in 2009. This increase was primarily due to increased freight expenses of approximately $167,000 for the year ended December 31, 2010, as compared to the same period in 2009, as a result of higher freight rates. Additionally, incentive compensation expenses increased approximately $114,000 due to the adoption of a companywide incentive compensation plan for 2010.
Restructuring Costs
     As a result of the economic crisis, the Company implemented a restructuring in January 2009 to lower its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40%) as well as an across-the-board 10% reduction in wages. These resulted in severance and payroll tax charges during the twelve months ended December 31, 2009 of approximately $296,000. As of December 31, 2010, the remaining balance of these payments is expected to be made over the next twelve months. Additionally, the Company expects to relocate its Ellicottville, New York operations to Texas during 2011. The relocation is expected to result in approximately $240,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to Note 18 to the Company’s consolidated financial statements for more detail related to restructure costs incurred during 2010.
Pension Settlement Charge
     As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of approximately $186,069 during the twelve months ended December 31, 2009. No settlement charges were recorded in 2010. Refer to Note 10 to the Company’s consolidated financial statements for detail related to pension benefit costs incurred during 2010.
Other Income (Expense)—Net
     Other income, net in 2010 totaled $61,087, a decrease of $28,895 compared to other income of $89,982 in 2009. This decrease was due to the decrease in 2010 of the number of accounts payable settled with unsecured creditors for less than the amount owed as compared to 2009.
Interest Expense
     Interest expense in 2010 totaled $16,232, a decrease of $239,741 compared to $255,973 in 2009. The decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.
Income Taxes
     In 2010, the Company recorded an income tax expense of $131,796 compared to income tax benefit of $196,339 in 2009. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss was a 65.8% expense in 2010 compared to a 31.7% benefit in 2009. The effective tax rate in 2010 was higher than the US federal statutory rate due to a change in the valuation allowance of approximately $46,000 due to the Company’s inability to record a tax benefit for losses from its foreign subsidiaries.

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
     The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2010	2009
Net income (loss)	68,369	(422,606)
Income tax expense (benefit)	131,796	(196,339)
Interest expense	16,232	255,973
Depreciation and amortization expense	336,037	337,507
Loss on sale of equipment	—	14,299
Equity based compensation	75,516	26,171
Restructuring charge	—	296,118
Pension settlement charge	—	186,069

Adjusted EBITDA	627,950	497,192
Adjusted EBITDA as a percentage of revenues	5.0%	4.0%
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
Net Sales
     Consolidated net sales in 2009 were $12,515,433, a decrease of $1,614,374, or 11.4% from net sales of $14,129,807 in 2008. Sales of lockers for the year ended December 31, 2009 were $7,044,760, a decrease of $1,785,545, or 20.2%, compared to sales of $8,830,305 for the same period of 2008. The locker decrease is primarily attributable to lower revenue from the Company’s Canada Locker Company, Ltd. (“Canadian Locker”) subsidiary. Canadian Locker revenue for the twelve months ended December 31, 2009 was approximately $1.1 million less than revenue during the same period in 2008. The remaining decrease in locker sales is attributable to lower revenue from replacement keys, locks and parts which were approximately $600,000 less in 2009 than in 2008. Sales of mailboxes were $3,923,610 for the twelve months ended December 31, 2009, a decrease of $1,375,892, or 26.0%, compared to sales of $5,299,502 for the same period of 2008. Lower mailbox sales were due primarily to reduced new construction activity as a result of the economic crisis described above. Decreases in mailbox and locker sales were partially offset by the Company’s entry into contract manufacturing in 2009. The Company generated $1,547,063 in revenue from contract manufacturing in 2009 as compared to $0 in 2008. Contract manufacturing includes the manufacture of metal furniture, electrical junction boxes and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter.
     Sales by general product group for the last two years were as follows:

			Percentage
	2009	2008	Increase (Decrease)
Mailboxes	$3,923,610	$5,299,502	(26.0)%
Contract Manufacturing	1,547,063	—	—
Lockers	7,044,760	8,830,305	(20.2)%

Total	$12,515,433	$14,129,807	(11.4)%
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

Other Income (Expense)—Net
     Other income, net in 2009 totaled $89,982, an improvement of $155,754 compared to other expense in excess of other income of $65,772 in 2008. This improvement in 2009 was the result of agreements reached by the Company with its unsecured creditors to settle certain accounts payable for amounts less than the amount owed. The Company realized other income for the difference between the amount owed and the settlement amount.
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
Liquidity and Sources of Capital
Cash Flows Summary

	Year ended December 31,
	2010	2009	2008
Net cash (used in) provided by:
Operating activities	$1,517,669	$(70,463)	$(1,488,884)
Investing activities	(1,968,592)	2,649,882	(310,200)
Financing activities	571,412	(2,328,350)	613,173
Effect of exchange rate changes on cash	2,711	(4,301)	(96,056)

Increase (Decrease) in cash and cash equivalents	$123,200	$246,768	$(1,281,967)

Cash Flows — Year ended December 31, 2010 Compared to Year Ended December 31, 2009
Operating Activities
     In 2010, net cash provided by operating activities was $1,517,669 compared with net cash used in operating activities of $70,463 in 2009. The change was due primarily to the collection of the $1,409,696 income tax receivable during 2010.
Investing Activities
     Net cash used by investing activities was $1,968,592 in 2010 compared with net cash provided by investing activities of $2,649,882 in 2009. The increase was mainly due to the capitalization of the cost of Disneyland concession lockers in 2010. (See Note 4 “Disneyland Concession Agreement” to the Company’s consolidated financial statements for further information.
Financing Activities
     Net cash provided by financing activities was $571,412 in 2010 compared with net cash used in financing activities of $2,328,350 in 2009. The change is due the Company’s borrowings of $1,000,000 under its Bank of America Merrill Lynch (“BAML”) Term Loan (defined below) and the repayment of the Company’s factoring agreement.

Cash Flows — Year ended December 31, 2009 Compared to Year Ended December 31, 2008
Operating Activities
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
Financing Activities
     Net cash used in financing activities was $2,328,350 in 2009 compared with net cash provided by financing activities of $613,173 in 2008. The change is due to repayment of the Company’s borrowings of $757,081 under its F&M Line of Credit (defined below) and the repayment of the Company’s long term debt.
Capital Resources and Debt Obligations
     On July 29, 2009, the Company entered into a receivables purchase agreement (the “Receivables Agreement”) with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company could sell certain of its accounts receivable to GCBT. GCBT would not purchase additional receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeded $2,500,000. In addition, if a receivable was determined to be uncollectible or otherwise ineligible, GCBT could require the Company to repurchase the receivable.
     The Receivables Agreement called for the Company to pay a daily variable discount rate, which was the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables were outstanding. The Company would also pay a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT were outstanding. The Receivables Agreement was terminated in December 2010 at the time the Company entered into a line of credit with Bank of America/Merrill Lynch (“BAML”) as further described below.
     On September 18, 2009, the Company closed on the sale of its headquarters and primary manufacturing facility to the City of Grapevine. The Company was entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City subsequently agreed to allow the Company to continue to occupy the facility beyond December 31, 2010. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through December 31, 2010. The City paid a purchase price of $2,747,000. The Company estimates the total value of this transaction at $3,500,000.
     On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with BAML, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”).
     The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disneyland concession agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.
     The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%.
     The outstanding principal balances of the Line of Credit and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due December 8, 2011, the maturity date of the loan. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, are due monthly beginning January 8, 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.
     The Loan Agreement is secured by a first priority lien on all of the Company’s accounts receivable, inventory and equipment pursuant to a Security Agreement between the Company and BAML (the “Credit Security Agreement”).
     The Credit Security Agreement and Loan Agreement contain covenants, including financial covenants, with which the Company must comply, including a debt service coverage ratio and a funded debt to EBITDA ratio. Subject to the Lender’s consent, the Company is prohibited under the Credit Security Agreement and the Loan Agreement, except under certain circumstances, from incurring or assuming additional debt and from permitting liens to be placed upon any of its property, assets or revenues. Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without the Lender’s consent.
Effect of Exchange Rate Changes on Cash
     Net cash provided by the effect of exchange rate changes on cash was $2,711 in 2010 as compared to net cash used of $4,301 in 2009. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused an increase in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 4.9% from $0.9532 to $1.0001 between December 31, 2009 and 2010.
     Net cash used by the effect of exchange rate changes on cash was $4,301 in 2009 as compared to net cash used of $96,056 in 2008. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused an increase in the value of the net assets of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 16.5% from $0.8183 to $0.9532 between December 31, 2008 and 2009.
Cash and Cash Equivalents
     On December 31, 2010, the Company had cash and cash equivalents of $649,952 compared with $526,752 on December 31, 2009. The change was due primarily to the Company’s net income of $68,369 in 2010.
Liquidity
     The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2010	2009
Current Ratio	1.96 to 1	2.1 to 1
Working Capital	$3,011,293	$3,757,669
     The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the Line of Credit.
     Expected uses of cash in fiscal 2011 include funds required to support the Company’s operating activities, capital expenditures, relocation of the Company’s facilities in Texas and New York and contributions to the Company’s defined benefit pension plans. Although the Company expects capital expenditures in 2011 to be lower than in 2010 they will be higher than expenditures in previous years.
     The Company has taken steps to enhance the Company’s liquidity position by entering into the new Loan Agreement which expands its ability to leverage accounts receivable and inventory. The Company’s plans to manage its liquidity position in 2011 by maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and reducing inventory levels by increasing sales and using excess capacity to manufacture products for third parties.

     The Company has considered the impact of its financial outlook on the Company’s liquidity and has performed an analysis of the key assumptions in its forecast. Based upon these analyses and evaluations, the Company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2011.
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
     Over the last three years, credit markets have experienced significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
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
Foreign Currency
     The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk, since the foreign operations’ net assets represent only 12.2% of the Company’s consolidated assets at December 31, 2010. Presently, the Company does not hedge its foreign currency risk.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
American Locker Group Incorporated
We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Travis Wolff, LLP
Dallas, Texas
March 15, 2011

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$649,952	$526,752
Accounts receivable, less allowance for doubtful accounts of $134,000 in 2010 and $216,000 in 2009	2,370,642	2,319,440
Inventories, net	2,545,200	2,378,017
Prepaid expenses	227,570	95,489
Income tax receivable	—	1,409,696
Deferred income taxes	358,481	416,713

Total current assets	6,151,845	7,146,107
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	397,136	394,739
Machinery and equipment	10,050,517	7,907,732

	10,448,153	8,302,971
Less allowance for depreciation and amortization	(7,442,888)	(7,066,629)

	3,005,265	1,236,342
Other noncurrent assets	41,545	—
Deferred income taxes	510,635	512,277

Total assets	$9,709,290	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,
	2010	2009
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,992,819	$2,068,289
Commissions, salaries, wages and taxes thereon	193,006	127,444
Income taxes payable	65,203	76,176
Secured borrowings from factoring agreement	—	428,588
Revolving line of credit	—	—
Current portion of long-term debt	200,000	—
Deferred revenue	341,000	341,000
Other accrued expenses	348,524	346,941

Total current liabilities	3,140,552	3,388,438
Long-term liabilities:
Long-term debt, net of current portion	800,000	—
Pension and other benefits	1,466,179	1,240,506

	2,266,179	1,240,506
Total liabilities	5,406,731	4,628,944
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,834,106 and 1,781,015 in 2010 and 2009, respectively Outstanding shares—1,642,106 and 1,589,015 in 2010 and 2009, respectively	1,834,106	1,781,015
Other capital	265,271	242,846
Retained earnings	4,964,006	4,895,637
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(648,824)	(541,716)

Total stockholders’ equity	4,302,559	4,265,782

Total liabilities and stockholders’ equity	$9,709,290	$8,894,726

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009	2008
Net sales	$12,099,012	$12,515,433	$14,129,807
Cost of products sold	7,700,847	8,598,486	10,954,020

Gross profit	4,398,165	3,916,947	3,175,787
Selling, administrative and general expenses	4,242,855	3,873,415	6,028,730
Restructuring charge	—	296,118	—
Pension settlement charge	—	186,069	—
Asset impairment	—	—	275,685

Total operating expenses	4,242,855	4,355,602	6,304,415

Total operating income (loss)	155,310	(438,655)	(3,128,628)

Interest income	—	36	10,891
Loss on sale of property, plant and equipment	—	(14,299)	(138)
Other income (expense)—net	61,087	89,946	(76,475)
Interest expense	(16,232)	(255,973)	(159,380)

Net income (loss) before income taxes	200,165	(618,945)	(3,353,730)
Income tax expense (benefit)	131,796	(196,339)	(653,519)

Net income (loss)	$68,369	$(422,606)	$(2,700,211)

Weighted average common shares:

Basic	1,605,769	1,572,511	1,564,039

Diluted	1,605,769	1,572,511	1,564,039

Income (loss) per share of common stock:

Basic	$0.04	$(0.27)	$(1.73)

Diluted	$0.04	$(0.27)	$(1.73)

Dividends per share of common stock	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other Comprehensive	Total Stockholders’
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Income (Loss)	Equity
Balance at December 31, 2007	$1,741,516	$184,988	$8,018,454	$(2,112,000)	$(74,797)	$7,758,161
Net income (loss)	—	—	(2,700,211)	—	—	(2,700,211)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(205,775)	(205,775)
Minimum pension liability adjustment, net of tax benefit of $197,451	—	—	—	—	(296,176)	(296,176)

Total comprehensive loss						(3,202,162)
Common stock issued as compensation (22,333 shares)	22,333	45,261	—	—	—	67,594
Stock-based compensation	—	3,592	—	—	—	3,592

Balance at December 31, 2008	$1,763,849	$233,841	$5,318,243	$(2,112,000)	$(576,748)	$4,627,185
Net income (loss)	—	—	(422,606)	—	—	(422,606)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	37,293	37,293
Minimum pension liability adjustment, net of tax benefit of $1,506	—	—	—	—	(2,261)	(2,261)

Total comprehensive loss						(387,574)
Common stock issued as compensation (17,166 shares)	17,166	4,210	—	—	—	21,376
Stock-based compensation	—	4,795	—	—	—	4,795

Balance at December 31, 2009	$1,781,015	$242,846	$4,895,637	$(2,112,000)	$(541,716)	$4,265,782
Net income (loss)	—	—	68,369	—	—	68,369
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	11,925	11,925
Minimum pension liability adjustment, net of tax benefit of $79,354	—	—	—	—	(119,033)	(119,033)

Total comprehensive loss						(38,739)
Common stock issued as compensation (53,091 shares)	53,091	22,425	—	—	—	75,516

Balance at December 31, 2010	$1,834,106	$265,271	$4,964,006	$(2,112,000)	$(648,824)	$4,302,559

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$68,369	$(422,606)	$(2,700,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	336,037	337,507	416,664
Provision for uncollectible accounts	31,290	36,000	60,182
Equity based compensation	75,516	26,171	71,186
Loss on disposal of assets	686	14,299	138
Deferred income taxes	(36,088)	(204,628)	909,994
Impairment of assets	—	—	275,685
Changes in assets and liabilities:
Accounts and other receivables	1,526,273	(1,162,825)	81,496
Inventories	(297,059)	18,440	545,510
Prepaid expenses	(131,793)	118,835	7,384
Deferred revenue	—	341,000	—
Accounts payable and accrued expenses	(214,132)	491,171	291,353
Income taxes	(10,973)	197,581	(1,561,991)
Pension and other benefits	169,543	138,592	113,726

Net cash provided by (used in) operating activities	1,517,669	(70,463)	(1,488,884)
Investing activities
Purchase of property, plant and equipment	(1,968,592)	(97,118)	(334,902)
Proceeds from sale of property, plant and equipment	—	2,747,000	24,702

Net cash provided by (used in) investing activities	(1,968,592)	2,649,882	(310,200)
Financing activities
Long-term debt payments	—	(4,004,315)	(139,450)
Long-term debt borrowings	1,000,000	2,000,000	—
Borrowings under revolving line of credit	—	4,458	752,623
Repayment of factoring agreement	(428,588)	(757,081)	—
Borrowings under factoring agreement	—	428,588	—

Net cash provided by (used in) financing activities	571,412	(2,328,350)	613,173

Effect of exchange rate changes on cash	2,711	(4,301)	(96,056)

Net increase (decrease) in cash and cash equivalents	123,200	246,768	(1,281,967)
Cash and cash equivalents at beginning of year	526,752	279,984	1,561,951

Cash and cash equivalents at end of year	$649,952	$526,752	$279,984

Supplemental cash flow information:
Cash paid during the year for:
Interest	$15,447	$267,227	$152,343

Income taxes	$20,311	$—	$11,806

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
American Locker Group Incorporated and Subsidiaries
December 31, 2010
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
Accounts Receivable
     The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. Management uses judgmental factors such as a customer’s payment history and the general economic climate, as well as considering the age of and past due status of invoices in assessing collectability and establishing allowances for doubtful accounts. Accounts receivable are written off after all collection efforts have been exhausted.
     Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $31,000, $36,000 and $60,000 for 2010, 2009 and 2008, respectively. The net charge-off of bad debts was approximately $113,000, $0 and $113,000 for 2010, 2009 and 2008, respectively.
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
     Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with appropriate guidance. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded an equipment impairment charge of approximately $164,000 in 2008 related to the decision to redesign the Horizontal 4c product line, please refer to Note 17 “Asset Impairment” for further information. The Company recorded asset impairment charges related to property, plant and equipment of $0, $0 and $164,000 in 2010, 2009 and 2008, respectively.
     Depreciation expense was $336,037 in 2010, of which $251,933 was included in cost of products sold, and $84,104 was included in selling, administrative and general expenses. Depreciation expense was $337,507 in 2009, of which $207,308 was included in cost of products sold, and $130,199 was included in selling, administrative and general expenses. Depreciation expense was $416,664 in 2008, of which $254,754 was included in cost of products sold, and $161,910 was included in selling, administrative and general expenses.
Pensions and Postretirement Benefits
     The Company has two defined benefit plans which recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 10 ‘Pensions and Other Postretirement Benefits,” for further detail on the plans.
Revenue Recognition
     The Company recognizes revenue upon passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 19.4% of its revenue in 2010 from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.
     For concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.
Shipping and Handling Costs
     Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $579,000, $412,000 and $866,000 during 2010, 2009 and 2008, respectively.
Advertising Expense
     The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and expensed over their useful lives, generally one year. The Company incurred approximately $134,000, $150,000 and $219,000 in advertising costs during 2010, 2009 and 2008, respectively.
Income Taxes
     The Company and its domestic subsidiaries file a consolidated U.S. income tax return. Canadian operations file income tax returns in Canada. The Company accounts for income taxes using the liability method in accordance with appropriate accounting guidance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.
     Pursuant to appropriate accounting guidance when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” Appropriate accounting guidance defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not that the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings.
     The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to appropriate accounting guidance. Appropriate accounting guidance requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to appropriate accounting guidance and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.
Research and Development
     The Company engages in research and development activities relating to new and improved products. It expended approximately $108,000, $140,000 and $200,000 in 2010, 2009 and 2008, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.
Earnings Per Share
     The Company reports earnings per share in accordance with appropriate accounting guidance. Under appropriate accounting guidance basic earnings per share excludes any dilutive effects of stock options, whereas diluted earnings per share assumes exercise of stock options, when dilutive, resulting in an increase in outstanding shares. Please refer to Note 13 for further information.
Foreign Currency
     In accordance with appropriate accounting guidance the Company translates the financial statements of the Canadian and Hong Kong subsidiaries from its functional currency into the U.S. dollar. Assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income statement amounts are translated using the average exchange rate for the year. All translation gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency gains and losses resulting from current year exchange rate transactions are insignificant for all years presented.
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

Stock-Based Compensation
     On January 1, 2006, the Company adopted the modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of appropriate accounting guidance. Prior to January 1, 2006, the Company had applied the intrinsic value method. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Net income for 2010, 2009 and 2008 includes pretax stock option expense of $0, $4,795 and $3,592, respectively. These expenses were included in selling, administrative and general expense.
     Net income for 2010, 2009 and 2008 includes equity based compensation expense for compensation to directors, officers and other employees of $75,516, $21,376 and $67,594, respectively. These expenses were included in selling, administrative and general expense.
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
     The Agreement entitled the Company to continue to occupy the facility, through December 31, 2010, at no cost. The City subsequently agreed to allow the Company to continue to occupy the facility beyond December 31, 2010. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the Facility through December 31, 2010. The Company received a $341,000 payment towards the moving costs at close which is recorded as “deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010 and 2009. Proceeds of the sale were used to pay off the $2 million mortgage and for general working capital purposes.
4. Disneyland Concession Agreement
     On September 24, 2010, the Company entered into an agreement (the “Disney Agreement”) with Disneyland Resort, a division of Walt Disney Parks and Resorts U.S., Inc., and Hong Kong International Theme Parks Limited, (collectively referred to herein as “Disney”) to provide locker services under a concession arrangement. Under the Disney Agreement, the Company installed, operates and maintains electronic lockers at Disneyland Park and Disney’s California Adventure Park in Anaheim, California and at Hong Kong Disneyland Park in Hong Kong.
     The Company installed approximately 4,300 electronic lockers under the Disney Agreement. The Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. The term of the Disney Agreement is five years and operations began in late November 2010. The Agreement contains an option for a one year renewal at Disney’s discretion. The Agreement contains a buyout option at the end of each contract year as well as a provision to compensate the Company in the event Disney terminates the Agreement without cause.
     Under appropriate accounting guidance, the Company capitalized its costs related to the Disney Agreement and is depreciating the cost over the five year term of the agreement. The Company recognizes revenue for its portion of the revenue as it is collected.
5. Inventories
     Inventories consist of the following:

	December 31,
	2010	2009
Finished products	$80,329	$76,303
Work-in-process	857,044	1,020,838
Raw materials	1,607,827	1,280,876

Net inventories	$2,545,200	$2,378,017

6. Other Accrued Expenses and Current Liabilities
     Accrued expenses consist of the following at December 31:

	December 31,
	2010	2009
Restructuring liability	$144,000	$169,000
Accrued severance	—	—
Accrued expenses, other	204,524	177,941

Total accrued expenses	$348,524	$346,941

7. Debt
     Long-term debt consists of the following:

	December 31,
	2010	2009
Term loan payable to Bank of America Merrill Lynch through December 2015 at $16,667 monthly plus interest at LIBOR rate plus 375 basis points (4.015% at December 31, 2010) collateralized by accounts receivable, inventory, and equipment	$1,000,000	$—
Secured borrowings from factoring agreement	—	428,588
Less current portion	(200,000)	(428,588)

Long-term portion	$800,000	$—

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
     On March 19, 2009, the Company obtained a new $2 million mortgage loan from F.F.F.C., Inc. which was used to repay the existing mortgage loan with F&M Bank. Interest on the loan was 12% per annum and was payable monthly. This loan was prepaid with the proceeds of the sale of the Grapevine, Texas facility.
     On July 29, 2009, the Company entered into a receivables purchase agreement with Gulf Coast Bank and Trust Company (“GCBT”), pursuant to which the Company would sell certain of its accounts receivable to GCBT. GCBT will not purchase receivables from the Company if the total of all outstanding receivables held by it, at any time, exceeded $2,500,000. In addition, if a receivable is determined to be uncollectible or otherwise ineligible, GCBT would require the Company to repurchase the receivable.
     The receivables purchase agreement called for the Company to pay a daily variable discount rate, which was the greater of prime plus 1.50% or 6.5% per annum, computed on the amount of outstanding receivables held by GCBT, for the period during which such receivables are outstanding. The Company also paid a fixed discount percentage of 0.2% for each ten-day period during which receivables held by GCBT are outstanding. Fees related to the receivables purchase agreement of $10,520 and $36,648 are recorded in interest expense in the 2010 and 2009 Consolidated Statement of Operations.
     Secured borrowings at December 31, 2009 of $428,588 represented the Company’s liability on the sale of accounts receivables with recourse. When the Company sold accounts receivable with recourse, the receivables remain recorded in accounts receivable, and an equivalent liability is recorded in short-term secured borrowings on the Company’s balance sheet until the customers pay the receivables outstanding.
     Proceeds from the sales of receivables under the receivables purchase agreement were used to repay the Company’s existing $750,000 revolving line of credit with F&M Bank. The Company granted to GCBT a security interest in certain assets to secure its obligations under the receivables purchase agreement. The receivables purchase agreement was terminated to facilitate the Loan Agreement (defined below) with Bank of America Merrill Lynch (“BAML”) on December 8, 2010.
     On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with BAML, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”).
     The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disneyland concession agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.
     The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%.
     The outstanding principal balances of the Line of Credit and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due at maturity, or December 8, 2011. Payments on the Term Loan, consisting of

$16,667 in principal plus accrued interest, are due monthly beginning January 8, 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.
     The Loan Agreement is secured by a first priority lien on all of the Company’s accounts receivable, inventory and equipment pursuant to a Security Agreement between the Company and BAML (the “Credit Security Agreement”).
     The Credit Security Agreement and Loan Agreement contain covenants, including financial covenants, with which the Company must comply, including a debt service coverage ratio and a funded debt to EBITDA ratio. Subject to the Lender’s consent, the Company is prohibited under the Credit Security Agreement and the Loan Agreement, except under certain circumstances, from incurring or assuming additional debt and from permitting liens to be placed upon any of its property, assets or revenues. Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without the Lender’s consent.
8. Operating Leases
     The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2010:

2011	$177,626
2012	267,880
2013	326,140
2014	409,252
2015	412,056
Thereafter	1,102,166

Total	$2,695,120

     Rent expense amounted to approximately $34,000, $46,000 and $80,000 in 2010, 2009 and 2008, respectively.
9. Income Taxes
     For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2010	2009	2008
United States income (loss)	$225,555	$(525,995)	$(3,064,985)
Foreign income (loss)	(25,390)	(92,950)	(288,745)

	$200,165	$(618,945)	$(3,353,730)

     Significant components of the provision for income taxes are as follows:

	2010	2009	2008
Current:
Federal	$(13,280)	$—	$(1,589,218)
State	—	—	25,266
Foreign	9,334	8,229	439

Total current	(3,946)	8,229	(1,563,513)
Deferred:
Federal	114,738	(182,605)	855,002
State	21,534	(530)	10,279
Foreign	(530)	(21,433)	44,713

	135,742	(204,568)	909,994

	$131,796	$(196,339)	$(653,519)

     The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2010	2009	2008
Statutory income tax rate	34%	(34%)	(34%)
State and foreign income taxes, net of federal benefit	1	(1)	(1)
Change in valuation allowance	23	—	13
Foreign earnings taxed at different rate	—	—	—
Change in estimated state income tax rate	—	—	—
Other permanent differences	8	3	2

Effective tax rate	66%	(32)%	(20)%

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

	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$(48,286)	$(49,555)
Prepaid expenses and other	(4,600)	(4,609)

Total deferred tax liabilities	(52,886)	(54,164)
Deferred tax assets:
Operating loss carryforwards	809,214	843,484
Postretirement benefits	22,734	22,783
Pension costs	547,997	473,473
Allowance for doubtful accounts	38,023	63,409
Deferred revenues	117,048	118,852
Other assets	9,724	12,039
Accrued expenses	52,160	61,902
Other employee benefits	16,412	24,169
Inventory costs	66,904	75,627

Total deferred tax assets	1,680,216	1,695,738

Net	1,627,330	1,641,574
Valuation allowance	(758,214)	(712,584)

Net	$869,116	$928,990

Current deferred tax asset	$358,481	$416,713
Long-term deferred tax asset	510,635	512,277

	$869,116	$928,990

     As of December 31, 2010 and 2009, the Company’s gross deferred tax assets are reduced by a valuation allowance of $758,214 and $712,584, respectively, due to negative evidence, primarily continued operating losses, indicating that a valuation allowance is required. Increases in the valuation allowance in 2010 are primarily due to net operating losses incurred by the Company’s foreign subsidiaries during 2010. Increases in the valuation allowance in 2009 are primarily due to net operating losses incurred during 2009.
     As of December 31, 2010, the Company had U.S. net operating loss carry forwards for federal and state income tax purposes of approximately $1,796,000 and $5,624,000, respectively. These net operating losses are available to offset future federal and state income, if any, through 2028.
     The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $122,000 at December 31, 2010.
     The Company files an income tax return in the U.S. federal jurisdiction, Texas, and a number of other U.S. state and local jurisdictions. Tax returns for the years 2005 through 2010 remain open for examination in various tax jurisdictions in which it operates. The Company adopted the provisions of a new accounting pronouncement that addresses the accounting for uncertainty in income taxes recognized in the financial statements, on January 1, 2007. As a result of the implementation of this pronouncement, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2010, there were no unrecognized tax benefits. As of December 31, 2010, no interest related to uncertain tax positions had been accrued.
10. Pension and Other Postretirement Benefits
U.S. Pension Plan
     The Company maintains a defined benefit pension plan (the “U.S. Plan”) for its domestic employees, which was frozen effective July 15, 2005. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries.
     The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2008, 2009 and 2010. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.
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
     In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute took effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. Contributions to be made to the plan in 2011 are expected to approximate $220,000 for the U.S. plan and $70,000 for the Canadian plan. However, contributions for 2012 and beyond have not been quantified at this time.

     The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,951,717	$2,888,281	$1,193,120	$906,840
Service cost	21,200	21,220	—	—
Interest cost	174,649	173,030	78,845	63,206
Benefit payments	(150,469)	(302,150)	(95,741)	(78,699)
Administrative expenses	(23,928)	(30,118)	—	—
Actuarial (gain) loss	203,500	201,454	27,285	36,620
Plan amendments	—	—	—	105,196
Currency translation adjustment	—	—	59,016	159,957
Settlements	—	—	—	—

Projected benefit obligation at end of year	3,176,669	2,951,717	1,262,525	1,193,120
Change in plan assets
Fair value of plan assets at beginning of year	1,777,441	1,787,205	1,152,228	946,282
Actual return on plan assets	187,405	273,542	21,653	63,382
Benefit payments	(150,469)	(302,150)	(95,741)	(78,699)
Employer contribution	44,877	48,962	69,232	61,445
Administrative expenses	(23,928)	(30,118)	—	—
Currency translation adjustment	—	—	56,547	159,818

Fair value of plan assets at end of year	1,835,326	1,777,441	1,203,919	1,152,228

Plan assets (less) greater than benefit obligation	$(1,341,343)	$(1,174,276)	$(58,606)	$(40,892)

The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Current liabilities	$—	$—	$—	$(40,892)
Non-current liabilities	(1,341,343)	(1,174,276)	(58,606)	—

Net amount recognized	$(1,341,343)	$(1,174,276)	$(58,606)	$(40,892)

     Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Unrecognized net loss	$883,234	$777,237	$305,431	$213,040

	$883,234	$777,237	$305,431	$213,040

     The estimated net loss that will be amortized from accumulated other comprehensive income for net periodic pension cost over the next year is $49,000 and $13,400 for the U.S. Plan and Canadian Plan, respectively.
     Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$21,200	$21,220	$21,300	$—	$5,810	$33,704
Interest cost	174,649	173,030	193,552	78,845	63,206	62,688
Expected return on plan assets	(132,093)	(134,666)	(197,021)	(81,273)	(70,688)	(79,682)
Net actuarial loss	42,191	45,251	—	—	—	—
Amortization of prior service cost	—	—	—	7,380	5,282	9,535

Net periodic benefit cost	$105,947	$104,835	$17,831	$4,952	$3,609	$26,245

     The Fair Value Measurements and Disclosure Topic require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The fair value hierarchy are described as follows:
Level 1 —	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 —	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 —	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The fair value hierarchy of the plan assets are as follows:

		December 31, 2010
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$—	$85,789
Mutual funds	Level 1	—	1,129,731
Pooled separate accounts	Level 2	1,835,326	—

Total		$1,835,326	$1,215,520
The plans’ weighted-average allocations by asset category are as follows:

	December 31, 2010
	US Plan	Canadian Plan
Equities	50%	27%
Fixed income	50%	73%

Total	100%	100%
     Expected benefits to be paid by the plans during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2011	$89,000	$99,000
2012	115,000	95,000
2013	131,000	92,000
2014	133,000	88,000
2015	138,000	84,000
2016 through 2020	743,000	346,000
     Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Weighted average assumptions as of December 31:
Discount rate	5.50%	6.00%	6.25%	6.75%
Rate of compensation increase	—	—	2.00%	2.00%
The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2010	2009	2010	2009
Weighted average assumptions as of December 31:
Discount rate	6.00%	6.10%	6.75%	6.75%
Expected return on plan assets	7.50%	7.50%	7.00%	7.00%
Rate of compensation increase	—	—	2.00%	2.00%
     The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $3,176,669 and $2,951,717 at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the Canadian Plan was $1,262,525 and $1,193,120 at December 31, 2010 and 2009, respectively.

Death Benefit Plan
     The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $66,000 at both December 31, 2010 and 2009, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2010, 2009 or 2008 related to the death benefit, as the Plan is closed to new participants.
Defined Contribution Plan
     During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $12,000, $6,000 and $10,000 in connection with its contribution to the plan during 2010, 2009 and 2008, respectively.
     Effective January 1, 2009, the Company converted the Canadian plan from a defined benefit plan to a defined contribution plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation. The Company recorded expense of approximately $4,000, $6,000 and $0 in connection with its contribution to the plan during 2010, 2009 and 2008, respectively.
11. Capital Stock
     The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2010, the Company issued 33,942 shares of common stock as compensation to the directors and 19,149 shares as compensation to executive officers, and increased other capital by $22,425 representing compensation expense of $75,516. During 2009, the Company issued 5,000 shares of common stock as compensation to the directors, 9,166 shares as compensation to an executive officer and 3,000 shares as compensation to other employees, and increased other capital by $4,210 representing compensation expense of $21,376. In addition, other capital increased by $4,795 representing net compensation expense for stock options. As of December 31, 2010, 1,834,106 shares of common stock had been issued, of which 1,642,106 were outstanding, and zero shares of preferred stock were outstanding.
12. Stock-Based Compensation
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
     At December 31, 2010 and 2009, there were no stock appreciation rights outstanding.
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
     No stock options were granted during 2010, 2009 and 2008.

     Results of operations for 2010, 2009 and 2008 include pretax stock option expense of $0, $4,795 and $3,592, respectively. These expenses were included in selling, administrative and general expense.
     The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding—beginning of year	12,000	$4.95	40,000	$6.82	64,000	$6.12
Expired or forfeited	—	—	(28,000)	7.62	(24,000)	4.95

Outstanding—end of year	12,000	$4.95	12,000	$4.95	40,000	$6.82

Exercisable—end of year	12,000		12,000		36,000

     The following tables summarize information about stock options vested and unvested as of December 31, 2010:

Vested
			Remaining Years of
Exercise Price	Number of Options	Intrinsic Value	Contractual Life
$4.95	12,000	—	6.7
     At December 31, 2010, the total unrecognized compensation cost related to stock options expected to vest was $0. At December 31, 2010, 37,000 options remain available for future issuance under the Plan.
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008
Numerator:
Net income (loss)	$68,369	$(422,606)	$(2,700,211)
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,605,769	1,572,511	1,564,039

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,605,769	1,572,511	1,564,039

Basic earnings (loss) per share	$0.04	$(0.27)	$(1.73)

Diluted earnings (loss) per share	$0.04	$(0.27)	$(1.73)

     For the year ended December 31, 2010, 2009 and 2008, 12,000, 12,000 and 40,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.
14. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss for the years ended December 31 are as follows:

	2010	2009
Foreign currency translation adjustment	$64,374	$52,449
Minimum pension liability adjustment, net of tax effect of $475,465 in 2010 and $396,111 in 2009	(713,198)	(594,165)

	$(648,824)	$(541,716)

15. Geographical, Customer Concentration and Products Data
     The Company is primarily engaged in one business, sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of multi-tenant mailboxes. Net sales by product group for the years ended December 31 are as follows:

	2010	2009	2008
Lockers	$9,272,432	$7,044,760	$8,830,305
Mailboxes	2,374,682	3,923,610	5,299,502
Contract manufacturing	451,898	1,547,063	—

	$12,099,012	$12,515,433	$14,129,807

     The Company sells to customers in the United States, Canada and other foreign locations. Sales are attributed based on the country they are shipped to. Net sales to external customers for the years ended December 31 are as follows:

	2010	2009	2008
United States customers	$9,266,197	$10,318,478	$11,333,442
Canadian and other foreign customers	2,832,815	2,196,955	2,796,365

	$12,099,012	$12,515,433	$14,129,807

     The Company did not have any customers that accounted for more than 10% of consolidated sales in 2010. The Company had one customer that accounted for 12.5% of consolidated sales in 2009. The Company did not have any customers that accounted for more than 10% of consolidated sales in 2008.
     At December 31, 2010 and 2009, the Company had unsecured trade receivables from governmental agencies of approximately $46,000 and $120,000, respectively. At December 31, 2010 and 2009, the Company had trade receivables from customers considered to be distributors of approximately $273,000 and $1,373,000, respectively.
     At December 31, 2010, the Company had two customers that accounted for 43.7% of accounts receivable. At December 31, 2009, the Company had one customer that accounted for 37.3% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.
16. Contingencies
     In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (PRP) with respect to environmental contamination at and alleged migration from property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. To the Company’s knowledge, the NYSDEC has not commenced implementation of the remediation plan and has not indicated when construction will start, if ever. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.
     Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 226 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 31 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 157 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 9, 2011, the most recent date information is available, is approximately 39 cases.
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
     As a result of the redesign of the Horizontal 4c to reduce its weight and simplify its design, the value of tooling and inventory used in the then current design was considered impaired during the year ended December 31, 2008. To implement the redesign, the Company incurred aggregate impairment charges and costs of $275,685. In accordance with appropriate accounting guidance, costs associated with an impairment loss are recognized when the carrying amount of the long lived asset (asset group) is not recoverable and exceeds its fair value.
     The following table summarizes impairment costs incurred by the Company in the year ended December 31, 2008:

Equipment depreciation	$164,000
Inventory obsolescence charge	111,685

Total asset impairment	$275,685
18. Restructuring
     As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of December 31, 2010, the remaining balance of these payments is expected to be made over the next twelve months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2011. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Accrued restructuring expenses of $144,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.

     The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2010:

		Expense/
	December 31, 2009	(Benefit)	Payment/Charges	December 31, 2010
Severance	$157,000	$(5,000)	$(20,000)	$132,000
Other	12,000	—	—	12,000

Total	$169,000	$(5,000)	$(20,000)	$144,000

     The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2009:

	December 31, 2008	Expense	Payment/Charges	December 31, 2009
Severance	$—	$264,000	$(107,000)	$157,000
Professional fees	—	20,000	(20,000)	—
Other	—	12,000	—	12,000

Total	$—	$296,000	$(127,000)	$169,000

19. Subsequent Events
     None.
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
     Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), and our President, Chief Operating Officer and Chief Financial Officer, the Company’s principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were effective at the reasonable assurance level.
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
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2010.
     Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2010.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.
Item 11. Executive Compensation.
     Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.
Item 14. Principal Accountant Fees and Services.
     Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     The following documents are filed as part of this Annual Report on Form 10-K:
1.	The financial statements together with the report of Travis Wolff, LLP dated March 15, 2011 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit		Prior Filing or
No.	Document Description	Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	By-laws of American Locker Group Incorporated as amended and restated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.4	Contract of Sale in Lieu of Condemnation dated September 18, 2009 between Altreco, Inc. and the City of Grapevine, Texas	Exhibit to Form 10-K for year ended December 31, 2008

10.5	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2009

10.6	Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Filed herewith

10.7	Lease Agreement dated November 16, 2010 between American Locker Group and BV DFWA I, LP	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
March 15, 2011	By:	/s/ ALLEN D. TILLEY
Allen D. Tilley
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. HARRIS John E. Harris	Non-Executive Chairman	March 15, 2011

/s/ Allen D. Tilley Allen D. Tilley	Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ Paul M. Zaidins Paul M. Zaidins	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ Craig R. Frank Craig R. Frank	Director	March 15, 2011

/s/ Graeme L. Jack Graeme L. Jack	Director	March 15, 2011

/s/ Anthony B. Johnston Anthony B. Johnston	Director	March 15, 2011

/s/ Paul B. Luber Paul B. Luber	Director	March 15, 2011

/s/ Mary A. Stanford Mary A. Stanford	Director	March 15, 2011

Schedule II
American Locker Group Incorporated
Valuation and Qualifying Accounts

			Additions Charged
		Balance at the	to Costs and
Year	Description	Beginning of Year	Expense	Deductions	Balance at End of Year
Year ended 2010
Allowance for Doubtful Accounts		$216,000	$31,000	$(113,000)	$134,000
Reserve for Inventory Valuation		916,000		(163,000)	753,000
Deferred income tax valuation allowance		713,000	45,000	—	758,000
Year ended 2009
Allowance for Doubtful Accounts		$180,000	$36,000	$—	$216,000
Reserve for Inventory Valuation		1,336,000	62,000	(482,000)	916,000
Deferred income tax valuation allowance		715,000	—	(2,000)	713,000
Year ended 2008
Allowance for Doubtful Accounts		$233,000	$60,000	$(113,000)	$180,000
Reserve for Inventory Valuation		1,435,000	124,000	(223,000)	1,336,000
Deferred income tax valuation allowance		297,000	418,000	—	715,000