Form 10-Q
period 2011-03-31
AMERICAN LOCKER GROUP INC
filed 2011-05-16
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-439
American Locker Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Regent Blvd., Suite 200, DFW Airport, TX (Address of principal executive offices)	75261 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,654,519 shares of common stock, par value $1.00, issued and outstanding as of May 16, 2011.

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
The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2010 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011.
Interim results are not necessarily indicative of results expected for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011 (Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$782,147	$649,952
Accounts receivable, less allowance for doubtful accounts of $145,000 in 2011 and $134,000 in 2010	1,750,202	2,370,642
Inventories, net	2,623,874	2,545,200
Prepaid expenses	176,836	227,570
Deferred income taxes	377,534	358,481

Total current assets	5,710,593	6,151,845
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	398,577	397,136
Machinery and equipment	10,380,155	10,050,517

	10,779,232	10,448,153
Less allowance for depreciation and amortization	(7,635,435)	(7,442,888)

	3,143,797	3,005,265
Other noncurrent assets	41,793	41,545
Deferred income taxes	491,274	510,635

Total assets	$9,387,457	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2011 (Unaudited)	2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,989,104	$1,992,819
Commissions, salaries, wages and taxes thereon	113,617	193,006
Income taxes payable	69,278	65,203
Current portion of long-term debt	200,000	200,000
Deferred revenue	341,000	341,000
Other accrued expenses	320,740	348,524

Total current liabilities	3,033,739	3,140,552
Long-term liabilities:
Long-term debt, net of current portion	750,000	800,000
Pension and other benefits	1,480,439	1,466,179

	2,230,439	2,266,179
Total liabilities	5,264,178	5,406,731
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,846,519 and 1,834,106 in 2011 and 2010, respectively Outstanding shares—1,654,519 and 1,642,106 in 2011 and 2010, respectively	1,846,519	1,834,106
Other capital	273,958	265,271
Retained earnings	4,753,165	4,964,006
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(638,363)	(648,824)

Total stockholders’ equity	4,123,279	4,302,559

Total liabilities and stockholders’ equity	$9,387,457	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net Sales	$2,849,711	$2,739,238
Cost of products sold	2,050,440	1,799,952

Gross profit	799,271	939,286
Selling, general and administrative expenses	978,084	1,033,529

Total operating loss	(178,813)	(94,243)
Other income (expense):
Interest income	8	17,300
Other income (expense) — net	(11,823)	(9,641)
Interest expense	(13,477)	(7,249)

Total other income (expense) — net	(25,292)	410

Loss before income taxes	(204,105)	(93,833)
Income tax benefit (expense)	(6,736)	(31,668)

Net loss	$(210,841)	$(125,501)

Weighted average common shares:
Basic	1,642,106	1,589,015

Diluted	1,642,106	1,589,015

Loss per share of common stock:
Basic	$(0.13)	$(0.08)

Diluted	$(0.13)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(210,841)	$(125,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157,445	87,133
Provision for uncollectible accounts	10,500	15,222
Equity based compensation	21,100	21,330
Deferred income taxes	(2,886)	33,473
Changes in assets and liabilities:
Accounts receivable	815,218	654,974
Inventories	(78,473)	(244,798)
Prepaid expenses	50,866	(4,416)
Accounts payable and accrued expenses	(322,461)	(476,019)
Pension and other benefits	15,803	29,029
Income taxes	4,079	1,407,006

Net cash provided by operating activities	460,350	1,397,433
Investing activities
Purchase of property, plant and equipment	(289,377)	(22,727)

Net cash used in investing activities	(289,377)	(22,727)
Financing activities
Long-term debt payments	(50,000)	—
Repayment of factoring agreement	—	(428,588)

Net cash used in financing activities	(50,000)	(428,588)
Effect of exchange rate changes on cash	11,222	3,617

Net increase in cash and cash equivalents	132,195	949,735
Cash and cash equivalents at beginning of period	649,952	526,752

Cash and cash equivalents at end of period	$782,147	$1,476,487

Supplemental cash flow information:
Cash paid for:
Interest	$13,181	$7,128

Income taxes	$2,330	$7,587

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
The consolidated balance sheet at December 31, 2010 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.
2. Sale of Property
On September 18, 2009, the Company sold its headquarters and primary manufacturing facility to the City of Grapevine (the “City”) for a purchase price of $2,747,000. The Company estimates the total value of the transaction at $3,500,000.
The Company is entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through April 2011. The Company received a $341,000 payment towards the moving costs at closing which is recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of March 31, 2011 and December 31, 2010. The Company expects to incur the majority of its moving costs during the second quarter of 2011. Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.
3. Disneyland Concession Agreement
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
4. Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).
Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished products	$139,892	$80,329
Work-in-process	847,171	857,044
Raw materials	1,636,811	1,607,827

Net inventories	$2,623,874	$2,545,200

5. Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2011 and 2010 was 3.3% and 33.8%, respectively. The difference in the statutory rate and the effective rate is primarily due to a change in the valuation allowance of approximately $61,000 and $45,000 in 2011 and 2010, respectively.
6. Stockholders’ Equity
On March 31, 2011, the Company issued 12,413 shares of common stock to non-employee directors and an officer and increased other capital by $8,687, representing compensation expense of $21,100. Changes in stockholders’ equity were also due to a comprehensive loss of $200,380.
7. Comprehensive Loss
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Three Months Ended March 31,
	2011	2010
Net Loss	$(210,841)	$(125,501)
Foreign currency translation adjustments	15,629	7,579
Minimum pension liability adjustments, net of tax effect of $(3,445) in 2011 and $(2,530) in 2010	(5,168)	(3,793)

Total comprehensive income (loss)	$(200,380)	$(121,715)

8. Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Service cost	$5,275	$5,250	$—	$—
Interest cost	43,050	43,750	19,258	17,226
Expected return on plan assets	(22,700)	(22,500)	(21,134)	(18,403)
Net actuarial loss	—	—	3,497	1,682

Net periodic benefit cost	$25,625	$26,500	$1,621	$505

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
     The fair value hierarchy of the plan assets are as follows:

		March 31, 2011
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	—	$53,303
Mutual funds	Level 1	—	1,166,173
Pooled separate accounts	Level 2	$1,866,177	—

Total		$1,866,177	$1,219,476

For additional information on the defined benefit pension plans, please refer to Note 8 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
9. Earnings Per Share
The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(210,841)	$(125,501)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,642,106	1,589,015

Income (loss) per common share (basic and diluted):	$(0.13)	$(0.08)

The Company had 12,000 stock options outstanding at March 31, 2011 and 2010, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

10. Debt
On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with Bank of America Merrill Lynch (“BAML”), pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”).
The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disneyland concession agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.
The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of March 31, 2011 there were no amounts outstanding on the Line of Credit.
The outstanding principal balances of the Line of Credit and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due at maturity, or December 8, 2011. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.
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
10. Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of March 31, 2011, the remaining balance of these payments is expected to be made over the next nine months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2011. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the January 2009 restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000 of which $296,000 have been previously incurred. Accrued restructuring expenses of $144,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.
The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended March 31, 2011:

	December 31, 2010	Expense	Payment/Charges		March 31, 2011
Severance	$132,000	—		$—	$132,000
Other	12,000	—		—	12,000

Total	$144,000	—	$		$144,000

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
Beginning in September 1998 the Company has been named as an additional defendant in approximately 226 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 31 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 157 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 9, 2011, the most recent date data is available, is approximately 39 cases.
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
Effect of New Accounting Guidance
None.
Results of Operations — Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Overall Results and Outlook
The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings beginning in the second half of 2008 and continuing through 2011. The economic crisis has also negatively impacted the Company’s customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company.

Consolidated net sales for the first quarter of 2011 reflect an increase in net sales of $110,473 to $2,849,711 when compared to net sales of $2,739,238 for the same period of 2010, representing a 4.0% increase. This increase was primarily attributable to increases in locker and mailbox sales offsetting a decline in contract manufacturing. Pre-tax operating results declined to a pre-tax loss of $204,105 for the first quarter of 2011 from a pre-tax loss of $93,833 for the first quarter of 2010. After tax operating results declined to net loss of $210,841 for the first quarter of 2011 from a net loss of $125,501 for the first quarter of 2010. Net loss per share (basic and diluted) was $0.13 in the first quarter of 2011, an increase from a net loss per share (basic and diluted) of $0.08 for the first quarter of 2010.
Net Sales
Consolidated net sales for the three months ended March 31, 2011 were $2,849,711, an increase of $110,473, or 4.0%, compared to net sales of $2,739,238 for the same period of 2010. Sales of lockers for the three months ended March 31, 2011 were $1,860,634, an increase of $81,243, or 4.6%, compared to sales of $1,779,211 for the same period of 2010. The increase is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.
Concession revenue for the three months ended March 31, 2011 was $259,633, an increase of $214,506 or 475.3% from concession revenue of $45,127 for the same period of 2010. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions which commenced operations in late November 2010. Additionally, sales of mailboxes were $655,370 for the three months ended March 31, 2011, an increase of $113,359, or 20.9%, compared to sales of $542,011 for the same period of 2010. Increased mailbox sales were the result of increased sales of post office boxes to the United States Postal Service and the private market.
Sales of contract manufacturing services were $74,074 for the three months ended March 31, 2011 compared to $372,889 for the same period of 2010. This decrease was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. As part of this process, the Company dramatically reduced its business with the customer that accounted for most of its contract manufacturing revenue in 2010.
Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured overseas. This process improves quality, reduces lead time and reduces total costs for the end user.

	Three Months Ended March 31,		Percentage
	2011	2010	Increase/(Decrease)
Lockers	$1,860,634	$1,779,211	4.6%
Mailboxes	655,370	542,011	20.9%
Concession Revenues	259,633	45,127	475.3%
Contract Manufacturing	74,074	372,889	(80.1)%

Total	$2,849,711	$2,739,238	4.0%
Gross Margin
Consolidated gross margin for the three months ended March 31, 2011 was $799,271, or 28.0% of net sales, compared to $939,286, or 34.3% of net sales, for the same period of 2010, a decrease of $140,015, or 14.9%. The decrease in gross margin as a percentage of sales was primarily due to increased raw materials costs of approximately $112,000 and increased concession costs of approximately $216,000, partially offset by a decrease in overhead costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 were $978,084, or 34.3% of net sales, compared to $1,033,529, or 37.7% of net sales, for the same period of 2010, a decrease of $55,445, or 5.4%. The decrease was primarily due to a decrease in legal fees of approximately $25,000 for the three months ended March 31, 2011, as compared to the same period in 2010. Additionally, freight expenses decreased approximately $15,000 for the three month period ended March 31, 2011, as compared to the same period in 2010, as a result of favorable changes in freight mix.
Interest Expense
Interest expense for the three month period ended March 31, 2011 was $13,477, an increase of $6,228, or 85.9%, compared to interest expense of $7,249 for the same period of 2010. This increase is due to the Company entering into a new loan agreement with Bank of America Merrill Lynch on December 8, 2010.
Income Taxes
For the first quarter of 2011, the Company recorded an income tax expense of $6,736 compared to an income tax expense of $31,668 for the same period of 2010. The Company’s effective tax rate on earnings was approximately 3.3% and 33.8% in the first quarter of 2011 and 2010, respectively. The lower effective tax rate in 2011 was primarily due to an increase in the valuation allowance for net operating loss of $61,000.
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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(210,841)	$(125,501)
Income tax expense (benefit)	6,736	31,668
Interest expense	13,477	7,249
Depreciation and amortization expense	157,445	87,133
Equity based compensation	21,100	21,330

Adjusted EBITDA	$(12,083)	$21,879
Adjusted EBITDA as a percentage of revenues	(0.4)%	0.8%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of March 31,	As of December 31,
	2011	2010
Current Ratio	1.88 to 1	1.96 to 1
Working Capital	$2,676,854	$3,011,293
The decrease in working capital of $334,439 relates to the net loss for the three months ended March 31, 2011 of $210,841, as well as a reduction in accounts receivables.
The Company’s primary sources of liquidity include available cash and cash equivalents and borrowings available under the Line of Credit.
Expected uses of cash in fiscal 2011 include funds required to support the Company’s operating activities, capital expenditures, relocation of the Company’s primary manufacturing facility and contributions to the Company’s defined benefit pension plans. The Company expects capital expenditures in 2011 to be lower than in 2010.
The Company has taken steps to enhance its liquidity position with the Loan Agreement, which expands its ability to leverage accounts receivable and inventory. The Company’s plans to manage its liquidity position in 2011 include maintaining an intense focus on controlling expenses, continuing the Company’s implementation of LEAN manufacturing processes, and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
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
From 2008 through 2010, credit markets experienced significant dislocations and liquidity disruptions. These factors materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although credit availability has improved, continued uncertainty in the credit markets may still negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.

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
Foreign Currency
The Company’s Canadian operation subjects the Company to foreign currency risk, though it is not considered a significant risk since the Canadian operation’s net assets represented only 14.7% of the Company’s aggregate net assets at March 31, 2011. Presently, management does not hedge its foreign currency risk.

Item 4.	Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2011. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities
In March 2011 the Company granted a total of 12,413 shares of common stock to non-employee directors and an officer. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

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

AMERICAN LOCKER GROUP INCORPORATED
May 16, 2011	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

May 16, 2011	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President, Chief Operating Officer and Chief Financial Officer