Form 10-Q
period 2011-06-30
AMERICAN LOCKER GROUP INC
filed 2011-08-15
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-439
American Locker Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2701 Regent Blvd., Suite 200 DFW Airport, TX	75261
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,660,440 shares of common stock, par value $1.00, issued and outstanding as of August 15, 2011.

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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011 (Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$589,325	$649,952
Accounts receivable, less allowance for doubtful accounts of approximately $155,000 in 2011 and $134,000 in 2010	1,690,126	2,370,642
Inventories, net	2,788,409	2,545,200
Prepaid expenses	267,440	227,570
Deferred income taxes	397,871	358,481

Total current assets	5,733,171	6,151,845

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	983,800	397,136
Machinery and equipment	10,383,604	10,050,517

	11,367,904	10,448,153
Less allowance for depreciation and amortization	(7,794,878)	(7,442,888)

	3,573,026	3,005,265
Other noncurrent assets	47,255	41,545
Deferred income taxes	411,827	510,635

Total assets	$9,765,279	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2011 (Unaudited)	2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,025,070	$1,992,819
Commissions, salaries, wages, and taxes thereon	125,032	193,006
Income taxes payable	69,278	65,203
Revolving line of credit	500,000	—
Current portion of long-term debt	200,000	200,000
Deferred revenue	10,000	341,000
Other accrued expenses	393,815	348,524

Total current liabilities	3,323,195	3,140,552

Long-term liabilities:
Long-term debt, net of current portion	700,000	800,000
Pension and other benefits	1,470,484	1,466,179

	2,170,484	2,266,179

Total liabilities	5,493,679	5,406,731

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,852,440 in 2011 and 1,834,106 in 2010; Outstanding shares – 1,660,440 in 2011 and 1,642,106 in 2010	1,852,440	1,834,106
Other capital	277,037	265,271
Retained earnings	4,894,146	4,964,006
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(640,023)	(648,824)

Total stockholders’ equity	4,271,600	4,302,559

Total liabilities and stockholders’ equity	$9,765,279	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Net Sales	$6,159,051	$5,851,634

Cost of products sold	4,211,195	3,711,331

Gross profit	1,947,856	2,140,303

Selling, general and administrative expenses	2,050,821	2,104,154

Total selling, general and administrative	2,050,821	2,104,154

Total operating income (loss)	(102,965)	36,149

Other income (expense):
Interest income	74	17,509
Other income (expense) — net	130,670	(13,599)
Interest expense	(27,861)	(9,799)

Total other income (expense)	102,883	(5,889)

Income (loss) before income taxes	(82)	30,260
Income tax expense	(69,778)	(84,679)

Net loss	$(69,860)	$(54,419)

Weighted average common shares:
Basic	1,648,313	1,594,677

Diluted	1,648,313	1,594,677

Loss per share of common stock:
Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Net Sales	$3,309,340	$3,112,396

Cost of products sold	2,160,755	1,911,379

Gross profit	1,148,585	1,201,017

Selling, general and administrative expenses	1,072,737	1,070,625

Total selling, general and administrative	1,072,737	1,070,625

Total operating income	75,848	130,392

Other income (expense):
Interest income	66	209
Other income (expense) — net	142,493	(3,958)
Interest expense	(14,384)	(2,550)

Total other income (expense)	128,175	(6,299)

Income before income taxes	204,023	124,093
Income tax expense	(63,042)	(53,011)

Net income	$140,981	$71,082

Weighted average common shares:
Basic	1,654,519	1,600,338

Diluted	1,654,519	1,600,338

Income per share of common stock:
Basic	$0.09	$0.04

Diluted	$0.09	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(69,860)	$(54,419)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	322,605	166,345
Provision for uncollectible accounts	21,000	20,000
Equity based compensation	30,100	39,268
Deferred income taxes	56,645	81,576
Changes in assets and liabilities:
Accounts receivable	898,670	312,164
Inventories	(243,203)	(205,384)
Prepaid expenses	(39,713)	(160,742)
Deferred revenue	(331,000)	—
Accounts payable and accrued expenses	(235,504)	(611,841)
Pension and other benefits	101	40,069
Income taxes	4,079	1,410,038

Net cash provided by operating activities	413,920	1,037,074

Investing activities
Purchase of property, plant and equipment	(884,622)	(31,956)

Net cash used in investing activities	(884,622)	(31,956)

Financing activities
Long-term debt payments	(100,000)	—
Repayment of factoring agreement	—	(428,588)
Borrowings under line of credit	500,000	—

Net cash provided by (used in) financing activities	400,000	(428,588)
Effect of exchange rate changes on cash	10,075	(3,622)

Net increase in cash and cash equivalents	(60,627)	572,908
Cash and cash equivalents at beginning of period	649,952	526,752

Cash and cash equivalents at end of period	$589,325	$1,099,660

Supplemental cash flow information:
Cash paid for:
Interest	$27,603	$9,799

Income taxes	$6,390	$2,725

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for three and the six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

The Company was entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through June 2011. During May 2011 the Company relocated its corporate headquarters and primary manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX. The Company received a $341,000 payment towards the moving costs at closing which was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $207,317 of moving expense against deferred revenue in the second quarter of 2011 and an unused balance of $10,000 for related moving expenses not yet incurred remains in deferred revenue at June 30, 2011. The difference of $123,683 between the deferred revenue balance at December 31, 2010, the amount offset against moving expenses and the remaining balance in deferred revenue at June 30, 2010 was recorded as “Other Income.” The Company incurred the majority of its moving costs during the second quarter of 2011. Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.

The Company invested approximately $776,000 in the first six months of 2011 for leasehold improvements and machinery and equipment related to relocating.
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

As the Company retained ownership of the lockers, the Company capitalized the costs of the lockers related to the Disney Agreement as property, plant, and equipment and is depreciating the cost over the five year term of the agreement. The Company recognizes revenue for its portion of the revenue as it is collected.
4.	Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished products	$140,906	$80,329
Work-in-process	1,033,491	857,044
Raw materials	1,614,012	1,607,827

Net inventories	$2,788,409	$2,545,200

5.	Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the six months ended June 30, 2011 and 2010 differs significantly from the statutory rate primarily due to a change in the valuation allowance of approximately $47,000 and $55,000 in 2011 and 2010, respectively. The provision for income taxes for the three months ended June 30, 2011 approximates the statutory effective rate for the reported income before tax expense.
6.	Stockholders’ Equity

On March 31, 2011, the Company issued 12,413 shares of common stock to non-employee directors and an officer and increased other capital by $8,687, representing compensation expense of $21,100. On June 30, 2011, the Company issued 5,921 shares of common stock to directors and increased other capital by $3,079 representing compensation expense of $9,000. Changes in stockholders’ equity were also due to a comprehensive loss of $61,059.

7.	Comprehensive Loss

The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity in the consolidated statement of financial position.

	Six Months Ended June 30,
	2011	2010
Net Loss	$(69,860)	$(54,419)
Foreign currency translation adjustments	13,144	(3,781)
Minimum pension liability adjustments, net of tax effect of $(2,895) in 2011 and $(89) in 2010	(4,343)	(134)

Total comprehensive loss	$(61,059)	$(58,334)

	Three Months Ended June 30,
	2011	2010
Net Income	$140,981	$71,082
Foreign currency translation adjustments	(2,485)	(11,360)
Minimum pension liability adjustments, net of tax effect of $550 in 2011 and $2,441 in 2010	825	3,661

Total comprehensive income	$139,321	$63,383

8.	Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Service cost	$10,550	$10,500	$—	$—
Interest cost	86,100	87,500	38,883	34,564
Expected return on plan assets	(45,400)	(45,000)	(42,670)	(36,926)
Net actuarial loss	—	—	7,061	3,375

Net periodic benefit cost	$51,250	$53,000	$3,274	$1,013

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Service cost	$5,275	$5,250	$—	$—
Interest cost	43,050	43,750	19,625	17,338
Expected return on plan assets	(22,700)	(22,500)	(21,536)	(18,523)
Net actuarial loss	—	—	3,564	1,693

Net periodic benefit cost	$25,625	$26,500	$1,653	$508

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

The fair value hierarchy of the plan assets are as follows:

		June 30, 2011
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	—	$28,928
Mutual funds	Level 1	—	1,174,979
Pooled separate accounts	Level 2	$1,922,262	—

Total		$1,922,262	$1,203,907

US pension plan assets are invested solely in pooled separate account funds, which are managed by MetLife. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. There have been no significant transfers in or out of Level 1 or Level 2 fair value measurements.
For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
9.	Earnings Per Share
The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2011	2010
Numerator:
Net income (loss)	$(69,860)	$(54,419)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,648,313	1,594,677

Income (loss) per common share (basic and diluted):	$(0.04)	$(0.03)

	Three Months Ended June 30,
	2011	2010
Numerator:
Net income (loss)	$140,981	$71,082

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,654,519	1,600,338

Income (loss) per common share (basic and diluted):	$0.09	$0.04

The Company had 12,000 stock options outstanding at June 30, 2011 and 2010, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
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

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of June 30, 2011 there was $500,000 outstanding on the Line of Credit.

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

Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without the Lender’s consent.
11.	Restructuring
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of June 30, 2011, the remaining balance of these payments is expected to be made over the next six months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2011. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the January 2009 restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000 of which $296,000 have been previously incurred. Accrued restructuring expenses of $144,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the six months ended June 30, 2011:

	December 31, 2010	Expense	Payment/Charges	June 30, 2011
Severance	$132,000	—	$(1,613)	$130,387
Other	12,000	—	—	12,000

Total	$144,000	—	$(1,613)	$142,387

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended June 30, 2011:

	March 31, 2011	Expense	Payment/Charges	June 30, 2011
Severance	$132,000	—	$(1,613)	$130,387
Other	12,000	—	—	12,000

Total	$144,000	—	$(1,613)	$142,387

12.	Commitments and Contingencies

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
Effect of New Accounting Guidance

None.
Results of Operations — the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Overall Results and Outlook
The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings starting in the second half of 2008 and continuing to the present has constrained revenue growth in 2011. The economic crisis also negatively impacted the Company’s customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Because of the Company’s relocation in the second quarter, some shipments planned for the second quarter of 2011 were deferred to July.
Consolidated net sales for the first six months of 2011 reflect an increase of $307,417, as compared to 2010, to $6,159,051, representing a 5.3% increase. This increase was primarily attributable to increases in concession revenue from the Disney agreement. Pre-tax operating results declined to a pre-tax loss of $82 for the first six months of 2011 from pre-tax income of $30,260 for the first six months of 2010. After tax operating results declined to net loss of $69,860 for the first six months of 2011 from a net loss of $54,419 for the first six months of 2010. Net loss per share (basic and diluted) was $0.04 in the first six months of 2011, an increase from a net loss per share (basic and diluted) of $0.03 for the first six months of 2010.
Net Sales
Consolidated net sales for the six months ended June 30, 2011 were $6,159,051, an increase of $307,417, or 5.3%, compared to net sales of $5,851,634 for the same period of 2010. Manufacturing disruptions related to the Company’s move constrained revenue growth for the six months ended June 30, 2011. Sales of lockers for the six months ended June 30, 2011 were $4,398,705, an increase of $115,172, or 2.7%, compared to sales of $4,283,533 for the same period of 2010. The increase is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.
Concession revenue for the six months ended June 30, 2011 was $561,227, an increase of $502,826 or 861.0% from concession revenue of $58,401 for the same period of 2010. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions which commenced operations in late November 2010. Additionally, sales of mailboxes were $1,062,501 for the six months ended June 30, 2011, a decrease of $56,949, or 5.1%, compared to sales of $1,119,450 for the same period of 2010. Decreased mailbox sales were the result of decreased sales of post office boxes to the United States Postal Service and the private market.
Sales of contract manufacturing services were $136,618 for the six months ended June 30, 2011 compared to $390,250 for the same period of 2010. This decrease was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. As part of this process, the Company dramatically reduced its business with the customer that accounted for most of its contract manufacturing revenue in 2010.

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

	Six Months Ended June 30,		Percentage
	2011	2010	Increase/(Decrease)
Lockers	$4,398,705	$4,283,533	2.7%
Mailboxes	1,062,501	1,119,450	(5.1)%
Contract Manufacturing	136,618	390,250	(65.0)%
Concession Revenues	561,227	58,401	861.0%

Total	$6,159,051	$5,851,634	5.3%

Gross Margin
Consolidated gross margin for the six months ended June 30, 2011 was $1,947,856, or 31.6% of net sales, compared to $2,140,303, or 36.6% of net sales, for the same period of 2010, a decrease of $192,447, or 9.0%. The decrease in gross margin as a percentage of sales was primarily due to increased raw material costs for aluminum and steel, and the commencement of rent at the new facility.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2011 were $2,050,821 or 33.3% of net sales, compared to $2,104,154 or 35.9% of net sales for the same period of 2010, a decrease of $53,333, or 2.5%. The decrease was primarily due to a decrease in legal fees of approximately $55,000 for the six months ended June 30, 2011, as compared to the same period in 2010.
Interest Expense
Interest expense for the six months ended June 30, 2011 was $27,861, an increase of $18,062, or 184.3%, compared to interest expense of $9,799 for the same period of 2010. This increase is due to the Company entering into a new loan agreement with Bank of America Merrill Lynch on December 8, 2010.
Other Income
During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.
The Company sold its prior location to the City of Grapevine (“the City”) in 2009 (see note 2 to the consolidated financial statements). The City provided $341,000 for a relocation allowance which was recorded on the balance sheet as “Deferred revenue.” The Company offset $207,317 of moving expense against deferred revenue in the second quarter of 2011 and an unused balance of $10,000 for related moving expenses not yet incurred remains in deferred revenue at June 30, 2011. The difference of $123,683 between the total deferred revenue, moving expenses incurred in the first six months and those not yet incurred was recorded as an increase to “Other Income” in the current quarter.
Income Taxes
For the six months ended June 30, 2011, the Company recorded an income tax expense of $69,778, compared to an income tax expense of $84,679 for the same period of 2010. The Company’s effective tax rate differs significantly from the statutory rate primarily due to a decrease in the valuation allowance for net operating loss of $47,000.
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Six Months Ended June 30,
	2011	2010
Net loss	$(69,860)	$(54,419)
Income tax expense (benefit)	69,778	84,679
Interest expense	27,861	9,799
Other income (move allowance in excess of expense)	(123,683)	—
Depreciation and amortization expense	322,605	164,162
Equity based compensation	30,100	39,268

Adjusted EBITDA	$256,801	$243,489
Adjusted EBITDA as a percentage of revenues	4.2%	4.2%
Results of Operations — Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Overall Results and Outlook
The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings starting in the second half of 2008 and continuing to the present has constrained revenue growth in 2011. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Because of the Company’s relocation in the second quarter some shipments planned for the second quarter of 2011 were deferred until July.
Consolidated net sales for the second quarter of 2011 reflect an increase in net sales of $196,944 to $3,309,340 when compared to net sales of $3,112,396 for the same period of 2010, representing a 6.3% increase. This increase was primarily attributable to an increase in concession revenue relating to the Disney Agreement offsetting a decline in mailboxes. Pre-tax operating results improved to a pre-tax profit of $204,023 for the second quarter of 2011 from a pre-tax profit of $124,093 for the second quarter of 2010. After tax operating results improved to net income of $140,981 for the second quarter of 2011 from a net income of $71,082 for the second quarter of 2010. Net income per share (basic and diluted) was $0.09 in the second quarter of 2011, an increase from a net income per share (basic and diluted) of $0.04 for the second quarter of 2010.
Net Sales
Consolidated net sales for the three months ended June 30, 2011 were $3,309,340, an increase of $196,944, or 6.3%, compared to net sales of $3,112,396 for the same period of 2010. Manufacturing disruptions related to the Company’s move constrained revenue growth for the three months ended June 30, 2011. Sales of lockers for the three months ended June 30, 2011 were $2,538,071, an increase of $33,749, or 1.3%, compared to sales of $2,504,322 for the same period of 2010. The increase is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.
Concession revenue for the three months ended June 30, 2011 was $301,594, an increase of $288,320 or 2172.0% from concession revenue of $13,274 for the same period of 2010. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions which commenced operations in late November 2010. Additionally, sales of mailboxes were $407,131 for the three months ended June 30, 2011, a decrease of $170,308, or 29.5%, compared to sales of $577,439 for the same period of 2010. Decreased mailbox sales were the result of decreased sales of post office boxes to the United States Postal Service and the private market.
Sales of contract manufacturing services were $62,544 for the three months ended June 30, 2011 compared to $17,361 for the same period of 2010. This increase was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below.
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

	Three Months Ended June 30,		Percentage
	2011	2010	Increase/(Decrease)
Lockers	$2,538,071	$2,504,322	1.3%
Mailboxes	407,131	577,439	(29.5)%
Contract Manufacturing	62,544	17,361	260.3%
Concession Revenues	301,594	13,274	2172.1%

Total	$3,309,340	$3,112,396	6.3%

Gross Margin
Consolidated gross margin for the three months ended June 30, 2011 was $1,148,585, or 34.7% of net sales, compared to $1,201,017, or 38.6% of net sales, for the same period of 2010, a decrease of $52,432, or 4.4%. The decrease in gross margin as a percentage of sales was primarily due to increased raw material costs for aluminum and steel, and the commencement of rent at the new facility. Gross margin also decreased as a result of labor inefficiencies relating to the relocation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2011 were $1,072,737 or 32.4% of net sales, compared to $1,070,625, or 34.4% of net sales for the same period of 2010, an increase of $2,112, or 0.2%. This reflects the nature of the selling, general and administrative expenses as being relatively fixed at this revenue level.
Interest Expense
Interest expense for the three month period ended June 30, 2011 was $14,384, an increase of $11,834, or 464.1%, compared to interest expense of $2,550 for the same period of 2010. This increase is due to the Company entering into a new loan agreement with Bank of America Merrill Lynch on December 8, 2010.
Other Income
During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.
The Company sold its prior location to the City of Grapevine (“the City”) in 2009 (see note 2 to the consolidated financial statements). The City provided $341,000 for a relocation allowance which was recorded on the balance sheet as “Deferred revenue.” The Company offset $207,317 of moving expense against deferred revenue in the second quarter of 2011 and an unused balance of $10,000 for related moving expenses not yet incurred remains in deferred revenue at June 30, 2011. The difference of $123,683 between the total deferred revenue, moving expenses incurred in the first six months and those not yet incurred was recorded as an increase to “Other Income” in the current quarter.
Income Taxes
For the second quarter of 2011, the Company recorded an income tax expense of $63,042 compared to an income tax expense of $53,011 for the same period of 2010. The Company’s effective tax rate on earnings was approximately 30.9% and 42.7% in the second quarter of 2011 and 2010, respectively. The lower effective tax rate in 2011 was primarily due to a decrease in the valuation allowance for net operating loss of $13,000.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future; and

•	Excludes onetime expenses and equity compensation.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$140,981	$71,082
Income tax expense (benefit)	63,042	53,011
Interest expense	14,384	2,550
Other income (move allowance in excess of expense)	(123,683)	—
Depreciation and amortization expense	165,160	77,029
Equity based compensation	9,000	17,938

Adjusted EBITDA	$268,884	$221,610
Adjusted EBITDA as a percentage of revenues	8.1%	7.1%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2011	2010
Current Ratio	1.73 to 1	1.96 to 1
Working Capital	$2,409,976	$3,011,293

The decrease in working capital of $601,317 relates primarily to the net loss for the six months ended June 30, 2011 of $69,860, as well as approximately $776,000 worth of leasehold improvements and machinery and equipment purchases related to the new facility.
The Company’s capital expenditures approximated $885,000 and $1,969,000 for the six months ended June 30, 2011 and twelve months ended December 31, 2010, respectively. The majority of these capital expenditures were related to relocating our headquarters and for equipment supporting concession contracts. Relocation related capital expenditures are substantially complete. Except for capital expenditures to support future concession contracts, the Company expects future capital expenditures to be lower than the amounts expended in 2010 and the first six months of 2011.
The Company’s primary sources of liquidity include available cash and cash equivalents and borrowings available under the Line of Credit.
Expected uses of cash in fiscal 2011 include funds required to support the Company’s operating activities, capital expenditures and contributions to the Company’s defined benefit pension plans.
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
Since 2008 the credit markets have experienced significant dislocations and liquidity disruptions. These factors materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although credit availability has improved, continued uncertainty in the credit markets, as well as the repercussions of Standard and Poor’s decision to downgrade the United State’s credit rating on August 5, 2011, may still negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.
Unregistered Sale of Equity Securities
In March 2011, the Company granted a total of 12,413 shares of common stock to non-employee directors and an officer. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.
In June 2011, the Company granted a total of 5,921 shares of common stock to non-employee directors. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.
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
Foreign Currency
The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 14.6% of the Company’s aggregate net assets at June 30, 2011. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2011. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.
Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
August 15, 2011	By:	/s/ Allen D. Tilley
Allen D. Tilley
Chief Executive Officer

August 15, 2011	By:	/s/ David C. Shiring
David C. Shiring
Chief Financial Officer