Form 10-Q
period 2011-09-30
AMERICAN LOCKER GROUP INC
filed 2011-11-14
CIK 8855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 0-439
American Locker Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0338330 (I.R.S. Employer Identification No.)

2701 Regent Blvd., Suite 200 DFW Airport, TX (Address of principal executive offices)	75261 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,665,842 shares of common stock, par value $1.00, issued and outstanding as of November 14, 2011.

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
Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011 (Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$540,910	$649,952
Accounts receivable, less allowance for doubtful accounts of approximately $164,000 in 2011 and $134,000 in 2010	1,821,821	2,370,642
Inventories, net	2,961,701	2,545,200
Prepaid expenses	225,479	227,570
Deferred income taxes	270,142	358,481

Total current assets	5,820,053	6,151,845

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	757,634	397,136
Machinery and equipment	10,639,702	10,050,517

	11,397,836	10,448,153
Less allowance for depreciation and amortization	(7,895,319)	(7,442,888)

	3,502,517	3,005,265
Other noncurrent assets	47,251	41,545
Deferred income taxes	569,696	510,635

Total assets	$9,939,517	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2011 (Unaudited)	2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,191,155	$1,992,819
Commissions, salaries, wages, and taxes thereon	172,572	193,006
Income taxes payable	70,719	65,203
Revolving line of credit	500,000	—
Current portion of long-term debt	200,000	200,000
Deferred revenue	—	341,000
Other accrued expenses	476,258	348,524

Total current liabilities	3,610,704	3,140,552

Long-term liabilities:
Long-term debt, net of current portion	650,000	800,000
Pension and other benefits	1,303,038	1,466,179

	1,953,038	2,266,179

Total liabilities	5,563,742	5,406,731

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares — 4,000,000 Issued shares — 1,857,842 in 2011 and 1,834,106 in 2010; Outstanding shares — 1,665,842 in 2011 and 1,642,106 in 2010	1,857,842	1,834,106
Other capital	279,135	265,271
Retained earnings	5,017,637	4,964,006
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(666,839)	(648,824)

Total stockholders’ equity	4,375,775	4,302,559

Total liabilities and stockholders’ equity	$9,939,517	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net Sales	$9,775,502	$8,800,340

Cost of products sold	6,668,041	5,513,219

Gross profit	3,107,461	3,287,121

Selling, general and administrative expenses	3,091,276	3,143,405

Total operating income (loss)	16,185	143,716

Other income (expense):
Interest income	82	17,629
Other income (expense) — net	129,187	(4,663)
Interest expense	(46,541)	(11,957)

Total other income (expense)	82,728	1,009

Income before income taxes	98,913	144,725
Income tax expense	(45,282)	(76,822)

Net income	$53,631	$67,903

Weighted average common shares:
Basic	1,652,422	1,600,439

Diluted	1,652,422	1,600,439

Loss per share of common stock:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net Sales	$3,616,451	$2,948,706

Cost of products sold	2,456,846	1,801,888

Gross profit	1,159,605	1,146,818

Selling, general and administrative expenses	1,040,455	1,039,251

Total operating income	119,150	107,567

Other income (expense):
Interest income	8	120
Other income (expense) — net	(1,483)	8,936
Interest expense	(18,680)	(2,158)

Total other income (expense)	(20,155)	6,898

Income before income taxes	98,995	114,465
Income tax benefit	24,496	7,857

Net income	$123,491	$122,322

Weighted average common shares:
Basic	1,660,440	1,611,343

Diluted	1,660,440	1,611,343

Income per share of common stock:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$53,631	$67,903
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	494,003	230,000
Provision for uncollectible accounts	31,500	20,000
Equity based compensation	37,600	50,518
Deferred income taxes	31,650	73,034
Changes in assets and liabilities:
Accounts receivable	691,427	652,366
Inventories	(416,887)	(742,785)
Prepaid expenses	1,866	(92,275)
Deferred revenue	(341,000)	—
Accounts payable and accrued expenses	118,768	(643,998)
Pension and other benefits	(174,358)	62,328
Income taxes	5,520	1,405,076

Net cash provided by operating activities	533,720	1,082,167

Investing activities
Purchase of property, plant and equipment	(997,293)	(33,262)

Net cash provided by (used in) investing activities	(997,293)	(33,262)

Financing activities
Long-term debt payments	(150,000)	—
Repayment of factoring agreement	—	(428,588)
Borrowings under line of credit	500,000	—

Net cash used in financing activities	350,000	(428,588)
Effect of exchange rate changes on cash	4,531	2,232

Net increase (decrease) in cash and cash equivalents	(109,042)	622,549
Cash and cash equivalents at beginning of period	649,952	526,752

Cash and cash equivalents at end of period	$540,910	$1,149,301

Supplemental cash flow information:
Cash paid for:
Interest	$47,036	$13,898

Income taxes	$12,241	$12,185

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

The Company was entitled to continue to occupy the facility, through December 31, 2010, at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through June 2011. During May 2011 the Company relocated its corporate headquarters and primary manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX. The Company received a $341,000 payment towards the moving costs at closing which was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $207,317 of moving expense against deferred revenue in the second quarter of 2011 and an additional $4,451 of move related expenses in the third quarter of 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income.” The Company incurred the majority of its moving costs during the second quarter of 2011. Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.

The Company invested approximately $875,000 in the first nine months of 2011 for leasehold improvements and machinery and equipment related to relocating.
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

As the Company retained ownership of the lockers, the Company capitalized the costs of the lockers related to the Disney Agreement as “Property, plant, and equipment” and is depreciating the cost over the five year term of the agreement. The Company recognizes revenue for its portion of the revenue as it is collected.
4.	Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$258,720	$80,329
Work-in-process	1,009,230	857,044
Raw materials	1,693,751	1,607,827

Net inventories	$2,961,701	$2,545,200

5.	Income Taxes
Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 45.8% and 53.1%, respectively. The difference in the effective rate from the statutory rate is primarily due to a change in the valuation allowance of approximately $39,000 and $7,000 in 2011 and 2010, respectively.
6.	Stockholders’ Equity
On March 31, 2011, the Company issued 12,413 shares of common stock to non-employee directors and an officer and increased other capital by $8,687, representing compensation expense of $21,100. On June 30, 2011, the Company issued 5,921 shares of common stock to directors and increased other capital by $3,079 representing compensation expense of $9,000. On September 30, 2011, the Company issued 5,402 shares of common stock to directors and increased other capital by $2,098 representing compensation expense of $7,500. Changes in stockholders’ equity were also due to comprehensive income of $35,616.
7.	Comprehensive Loss
The following table summarizes net income (loss) plus changes in accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated statement of financial position:

	Nine Months Ended September 30,
	2011	2010
Net income	$53,631	$67,903
Foreign currency translation adjustments	(23,860)	3,354
Minimum pension liability adjustments, net of tax effect of $3,897 in 2011 and $(1,672) in 2010	5,845	(2,508)

Total comprehensive income	$35,616	$68,749

	Three Months Ended September 30,
	2011	2010
Net income	$123,491	$122,322
Foreign currency translation adjustments	(37,004)	7,225
Minimum pension liability adjustments, net of tax effect of $6,792 in 2011 and $1,583 in 2010	10,188	2,642

Total comprehensive income	$96,675	$132,189

8.	Pension Benefits
The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Service cost	$15,825	$15,750	$—	$—
Interest cost	129,150	131,250	58,309	51,872
Expected return on plan assets	(68,100)	(78,000)	(63,987)	(55,417)
Net actuarial loss	—	—	10,588	—

Net periodic benefit cost	$76,875	$69,000	$4,910	$(3,545)

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Service cost	$5,275	$5,250	$—	$—
Interest cost	43,050	43,750	19,426	17,308
Expected return on plan assets	(22,700)	(26,000)	(21,317)	(18,491)
Net actuarial loss	—	—	3,527	—

Net periodic benefit cost	$25,625	$23,000	$1,636	$(1,183)

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

The fair value hierarchy of the plan assets are as follows:

		September 30, 2011
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	—	$73,888
Mutual funds	Level 1	—	1,121,669
Pooled separate accounts	Level 2	$1,927,581	—

Total		$1,927,581	$1,195,557

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
The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2011	2010
Numerator:
Net income	$53,361	$67,903

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,652,422	1,600,439

Income per common share (basic and diluted):	$0.03	$0.04

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income	$123,491	$122.322

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,660,440	1,611,343

Income per common share (basic and diluted):	$0.07	$0.08

The Company had 12,000 stock options outstanding at September 30, 2011 and 2010, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.
10.	Debt
On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with Bank of America Merrill Lynch (“BAML”), pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 4, 2011, the Company entered into an amendment to the Loan Agreement that extended the maturity date of the Line of Credit through December 8, 2012. The amendment also included the addition of a $500,000 draw note (the “Draw Note”).

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can advance up to $500,000 on the Draw Note before October 27, 2012. The Company will pay interest only on the Draw Note through November 26, 2012, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2015. As of September 30, 2011 there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disneyland concession agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of September 30, 2011 there was $500,000 outstanding on the Line of Credit.

The outstanding principal balances of the Line of Credit, the Draw Note and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due at maturity, or December 8, 2012. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.

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
As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of September 30, 2011, the remaining balance of these payments is expected to be made over the next nine months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2012. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the January 2009 restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000 of which $296,000 have been previously incurred. Accrued restructuring expenses of $133,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the nine months ended September 30, 2011:

	December 31, 2010	Expense	Payment/Charges	September 30, 2011
Severance	$132,000	—	$(11,288)	$120,712
Other	12,000	—	—	12,000

Total	$144,000	—	$(11,288)	$132,712

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended September 30, 2011:

	June 30, 2011	Expense	Payment/Charges	September 30, 2011
Severance	$130,387	—	$(9,675)	$120,712
Other	12,000	—	—	12,000

Total	$142,387	—	$(9,675)	$132,712

12.	Commitments and Contingencies
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effect of New Accounting Guidance
None.
Results of Operations — the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Overall Results
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
Consolidated net sales for the first nine months of 2011 reflect an increase of $975,162, as compared to 2010, to $9,775,502, representing a 11.1% increase. This increase was primarily attributable to increases in concession revenue from the Disney agreement and increased locker sales. Pre-tax operating results decreased to a pre-tax income of $98,913 for the first nine months of 2011 from pre-tax income of $144,725 for the first nine months of 2010. After tax operating results decreased to net income of $53,631 for the first nine months of 2011 from a net income of $67,903 for the first nine months of 2010. Net income per share (basic and diluted) was $0.03 in the first nine months of 2011, a decrease from a net income per share (basic and diluted) of $0.04 for the first nine months of 2010.
Net Sales
Consolidated net sales for the nine months ended September 30, 2011 were $9,775,502, an increase of $975,162, or 11.1%, compared to net sales of $8,800,340 for the same period of 2010. Sales of lockers for the nine months ended September 30, 2011 were $7,021,588, an increase of $467,430, or 7.1%, compared to sales of $6,554,158 for the same period of 2010. The increase is primarily attributable to increased market share resulting from the Company’s reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.
Concession revenue for the nine months ended September 30, 2011 was $808,297, an increase of $718,182 or 797% from concession revenue of $90,115 for the same period of 2010. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions which commenced operations in late November 2010. Additionally, sales of mailboxes were $1,711,724 for the nine months ended September 30, 2011, a decrease of $31,516, or 1.8%, compared to sales of $1,743,240 for the same period of 2010.
Sales of contract manufacturing services were $233,893 for the nine months ended September 30, 2011 compared to $412,827 for the same period of 2010. This decrease was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. As part of this process, the Company dramatically reduced its business with the customer that accounted for most of its contract manufacturing revenue in 2010.

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

	Nine Months Ended September 30,		Percentage
	2011	2010	Increase/(Decrease)
Lockers	$7,021,588	$6,554,158	7.1%
Mailboxes	1,711,724	1,743,240	(1.8)%
Contract manufacturing	233,893	412,827	(43.3)%
Concession revenues	808,297	90,115	797.0%

Total	$9,775,502	$8,800,340	11.1%

Gross Margin
Consolidated gross margin for the nine months ended September 30, 2011 was $3,107,461, or 31.8% of net sales, compared to $3,287,121, or 37.4% of net sales, for the same period of 2010, a decrease of $179,660, or 5.5%. The decrease in gross margin as a percentage of sales was primarily due to the commencement of rent at the new facility and increased depreciation expense related to the Disney Agreement and improvements to the new facility.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2011 were $3,091,276 or 31.6% of net sales, compared to $3,143,405 or 35.7% of net sales for the same period of 2010, a decrease of $52,129, or 1.7%. The decrease was primarily due to a decrease in professional fees of approximately $123,000, partially offset by an increase in freight expense for the nine months ended September 30, 2011, as compared to the same period in 2010.
Interest Expense
Interest expense for the nine months ended September 30, 2011 was $46,541, an increase of $34,584, or 289.2%, compared to interest expense of $11,957 for the same period of 2010. This increase is due to the Company entering into a new loan agreement with Bank of America Merrill Lynch on December 8, 2010.
Other Income
During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.
The Company sold its prior location to the City of Grapevine (“the City”) in 2009 (see note 2 to the consolidated financial statements). The City provided $341,000 for a relocation allowance which was recorded on the balance sheet as “Deferred revenue.” The Company offset $211,768 of moving expense against deferred revenue through the third quarter of 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income”.
Income Taxes
For the nine months ended September 30, 2011, the Company recorded income tax expense of $45,282, compared to income tax expense of $76,822 for the same period of 2010. The Company’s effective tax rate differs significantly from the statutory rate primarily due to a decrease in the valuation allowance of $39,000.

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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
•	Does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Excludes tax payments that represent a reduction in available cash;

•	Excludes non-cash equity based compensation; and

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Nine Months Ended September 30,
	2011	2010
Net income	$53,631	$67,903
Income tax expense	45,282	76,822
Interest expense	46,541	11,957
Other income (move allowance in excess of expense)	(129,232)	—
Depreciation and amortization expense	494,003	230,000
Equity based compensation	37,600	50,518

Adjusted EBITDA	$547,825	$437,200
Adjusted EBITDA as a percentage of revenues	5.6%	5.0%
Results of Operations — Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Overall Results
The financial market and economic turmoil and related disruption of the credit markets caused a significant slowdown in new construction of multifamily housing and commercial buildings starting in the second half of 2008 and continuing to the present and continued to constrain revenue growth in 2011. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company.
Consolidated net sales for the third quarter of 2011 reflect an increase in net sales of 667,745 to $3,616,451 when compared to net sales of $2,948,706 for the same period of 2010, representing a 22.6% increase. Pre-tax operating results decreased to a pre-tax profit of $98,995 for the third quarter of 2011 from a pre-tax profit of $114,465 for the third quarter of 2010. After-tax operating results improved to net income of $123,491 for the third quarter of 2011 from a net income of $122,322 for the third quarter of 2010. Net income per share (basic and diluted) was $0.07 in the third quarter of 2011, a decrease from a net income per share (basic and diluted) of $0.08 for the third quarter of 2010.

Net Sales
Consolidated net sales for the three months ended September 30, 2011 were $3,616,451, an increase of $667,745, or 22.6%, compared to net sales of $2,948,706 for the same period of 2010. Sales of lockers for the three months ended September 30, 2011 were $2,622,883, an increase of $352,258, or 15.5%, compared to sales of $2,270,625 for the same period of 2010. The increase is primarily attributable to improved sales efforts resulting from the Company’s reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.
Concession revenue for the three months ended September 30, 2011 was $247,070, an increase of $215,356 or 679.1% from concession revenue of $31,714 for the same period of 2010. The concession revenue increase was driven by concession revenue generated from the Disney Agreement, which commenced operations in late November 2010. Additionally, sales of mailboxes were $649,223 for the three months ended September 30, 2011, an increase of $25,434, or 4.1%, compared to sales of $623,789 for the same period of 2010. Increased mailbox sales were the result of increased sales of Horizontal 4C mailboxes to the private market.
Sales of contract manufacturing services were $97,275 for the three months ended September 30, 2011, compared to $22,578 for the same period of 2010. This increase was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below.
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

	Three Months Ended September 30,		Percentage
	2011	2010	Increase/(Decrease)
Lockers	$2,622,883	$2,270,625	15.5%
Mailboxes	649,223	623,789	4.1%
Contract manufacturing	97,275	22,578	330.8%
Concession revenues	247,070	31,714	679.1%

Total	$3,616,451	$2,948,706	22.6%

Gross Margin
Consolidated gross margin for the three months ended September 30, 2011 was $1,159,605, or 32.1% of net sales, compared to $1,146,818, or 38.9% of net sales, for the same period of 2010, an increase of $12,787, or 1.1%. The decrease in gross margin as a percentage of sales was primarily due to the commencement of rent at the new facility and increased depreciation expense related to the Disney Agreement and improvements to the new facility.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2011 were $1,040,455 or 28.8% of net sales, compared to $1,039,251, or 35.2% of net sales for the same period of 2010, an increase of $1,204, or 0.1%. This reflects the nature of the selling, general and administrative expenses as being relatively fixed at this revenue level.
Interest Expense
Interest expense for the three month period ended September 30, 2011 was $18,680, an increase of $16,522, or 765.6%, compared to interest expense of $2,158 for the same period of 2010. This increase was the result of additional borrowings under a new loan agreement with Bank of America Merrill Lynch on December 8, 2010.
Other Income
During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, Texas to a new 100,500 sq. ft. building in DFW Airport, Texas.

The Company sold its prior location to the City of Grapevine in 2009 (see note 2 to the consolidated financial statements). The City provided $341,000 for a relocation allowance which was recorded on the balance sheet as “Deferred revenue” as of December 31, 2010. As of June 30, 2011, $10,000 in deferred revenue remained. The Company offset $4,451 of moving expense against deferred revenue during the third quarter of 2011 and recorded the remaining $5,549 in deferred revenue as “Other Income.”
Income Taxes
For the third quarter of 2011, the Company recorded income tax benefit of $24,496 compared to income tax benefit of $7,857 for the same period of 2010. The Company’s effective tax rate on earnings was approximately -24.7% and -6.9% in the third quarter of 2011 and 2010, respectively. The higher effective tax rate benefit in 2011 was primarily due to a decrease in the valuation allowance of approximately $85,000.
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
The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended September 30,
	2011	2010
Net income	$123,491	$122,322
Income tax benefit	(24,496)	(7,857)
Interest expense	18,680	2,158
Other income (move allowance in excess of expense)	(5,549)	—
Depreciation and amortization expense	171,398	65,838
Equity based compensation	7,500	11,250

Adjusted EBITDA	$291,024	$193,711
Adjusted EBITDA as a percentage of revenues	8.1%	7.0%
Liquidity and Sources of Capital
The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2011	2010
Current Ratio	1.61 to 1	1.96 to 1
Working Capital	$2,209,349	$3,011,293
The decrease in working capital of $801,944 relates primarily to approximately $875,000 worth of leasehold improvements and machinery and equipment purchases related to the new facility.
The Company’s capital expenditures approximated $997,000 and $1,969,000 for the nine months ended September 30, 2011 and twelve months ended December 31, 2010, respectively. The majority of these capital expenditures were related to the relocation of our headquarters and equipment purchases to support our concession contracts. Relocation related capital expenditures are substantially complete. Except for capital expenditures to support future concession contracts, the Company expects future capital expenditures to be lower than the amounts expended in 2010 and the first nine months of 2011.
The Company’s primary sources of liquidity include available cash and cash equivalents and borrowings available under the Line of Credit.
Expected uses of cash in fiscal 2011 include funds required to support the Company’s operating activities, capital expenditures and contributions to the Company’s defined benefit pension plans.
The Company has taken steps to enhance its liquidity position by entering into the Loan Agreement, which expands its ability to leverage accounts receivable and inventory. The Company’s plans to manage its liquidity position in 2011 include maintaining an intense focus on controlling expenses, continuing the Company’s implementation of LEAN manufacturing processes, and reducing inventory levels by increasing sales and using excess capacity by manufacturing products for outside parties.
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
Since 2008, the credit markets have experienced significant dislocations and liquidity disruptions. These factors materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Although credit availability has improved, continued uncertainty in the credit markets may still negatively impact the Company’s ability to access additional debt financing on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.
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
Foreign Currency
The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 11.6% of the Company’s aggregate net assets at September 30, 2011. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2011. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
In September 2011, the Company granted a total of 5,402 shares of common stock to non-employee directors. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.
Item 6. Exhibits.
Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED
November 14, 2011	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
President and Chief Operating Officer

November 14, 2011	By:	/s/ David C. Shiring
David C. Shiring
Chief Financial Officer