Form 10-K
period 2011-12-31
AMERICAN LOCKER GROUP INC
filed 2012-03-15
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-439

American Locker Group Incorporated

(Exact Name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Regent Blvd., Suite 200 DFW Airport, Texas	75261
(Address of principal executive offices)	(Zip Code)

(817) 329-1600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates was approximately $1,883,006 based on the $1.50 price at which the Common Stock was last sold on June 30, 2011, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known to the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 15, 2012, 1,679,999 shares of Common Stock, $1.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2012 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2011 fiscal year.

PART I
Item 1. Business	1
Item 1A.	5
Item 1B. Unresolved Staff Comments	7
Item 2. Properties	7
Item 3. Legal Proceedings	7

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6. Selected Financial Data	9
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21
Item 8. Financial Statements and Supplementary Data	22
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A(T). Controls and Procedures	43
Item 9B. Other Information	43
PART III
Item 10. Directors, Executive Officers and Corporate Governance	44
Item 11. Executive Compensation	44
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13. Certain Relationships and Related Transactions, and Director Independence	44
Item 14. Principal Accountant Fees and Services	44
PART IV
Item 15. Exhibits, Financial Statement Schedules	45
EXHIBIT INDEX	45
SIGNATURES	47
EX-10.8
EX-10.9
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

As used in this Annual Report, the terms “we,” “us,” “our” and “the Company” shall mean American Locker Group Incorporated unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. Dollars unless otherwise stated.

PART I

Item 1. Business.

Overview

American Locker Group Incorporated, a Delaware corporation (the “Company”), is a leading manufacturer of lockers, locks and keys with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states and in Canada, Mexico, Europe, Asia and South America.

The Company’s products can be categorized as either mailboxes or lockers. Mailboxes are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Lockers are used for applications other than mail delivery, and most of our lockers are key-controlled checking lockers.

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

The Company installed approximately 4,300 electronic lockers under the Disney Agreement. The Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. The term of the Disney Agreement is five years, with an option to renew for one year at Disney’s option, and operations began in late November 2010.

On November 16, 2010, the Company entered into an agreement with BV DFW I, LP, an affiliate of General Electric Company, to lease (the “Lease”) approximately 100,000 square feet (the “Premises”) within a building located in the Dallas/Fort Worth International Airport (“DFW Airport”).

The Company relocated its corporate headquarters and manufacturing facility from its location in Grapevine, Texas to the Premises during the second quarter of 2011. The term of the Lease is for 91 months and was effective February 1, 2011.

On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with Bank of America Merrill Lynch (“BAML”), pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 4, 2011, the Company entered into an amendment to the Loan Agreement (the “Amendment”) that extended the maturity date of the Line of Credit through December 8, 2012. The Amendment also included the addition of a $500,000 draw note (the “Draw Note”).

The proceeds of the Term Loan are used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit are used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The following data sets forth selected products of the Company, the primary industries we serve, and some of our representative customers:

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
Breckenridge Ski Resort
LA Fitness
Mammoth Mountain Ski Area
Research In Motion United States Postal Service
The UPS Store
Ocean Park

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

Business Segment Financial Information

The Company, including its foreign subsidiaries, is engaged primarily in one business: the sale and concession of lockers, including coin, key-only and electronically controlled checking lockers and related locks and aluminum centralized mail and parcel distribution mailboxes. Please see the Company’s consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Competition

While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. and Canadian Locker Co., Ltd., are the leading suppliers of key/coin controlled checking lockers in the United States and Canada. The Company faces active competition from several manufacturers of products sold in the private market. USPS specifications limit the Company’s ability to develop mailboxes that have significant mailbox product differentiation from competitors. As a result, the Company aims to differentiate itself in the mailbox market by offering a higher level of quality and service coupled with competitive prices. To the Company’s knowledge, it is the only company that manufactures both the lock and locker components featured in the products sold in the locker markets in which the Company competes. Additionally, the Company believes that its recreation lockers possess a reputation for high quality and reliability. The Company believes this integrated secured storage solution, when combined with the Company’s high level of service and quality, and the reliability of its products, is a competitive advantage that differentiates the Company from its competitors in the locker markets.

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

Price fluctuations of raw material and other components are factors in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the prices of steel and aluminum, the two primary raw materials utilized in the Company’s operations, have fluctuated widely in recent years, with higher prices in 2011 and relatively lower prices in 2009 and 2010. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

Patents and Trademarks

The Company owns a number of patents and trademarks, none of which it considers to be material to the conduct of its business.

Employees

The Company and its subsidiaries actively employed 110 individuals on a full-time basis as of December 31, 2011, of whom two were based in Canada, and two were based in Hong Kong. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer

The Company is not substantially dependent on any one customer and its largest customer accounted for less than 10% of consolidated revenue in 2011 and 2010. The Company had one contract manufacturing customer that accounted for 12.5% of consolidated revenue in 2009.

Distribution and Geographic Areas

The Company sells its lockers directly to end users. Mailboxes are sold through a nationwide distributor network. The Company sells lockers in foreign countries including Canada, Chile, Greece, Hong Kong, India, Peru and the United Kingdom. During 2011, 2010 and 2009, sales in foreign countries accounted for 20.5%, 23.4% and 17.6%, respectively, of consolidated net sales.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $76,784, $108,124 and $139,307, in 2011, 2010 and 2009, respectively, for such activity in its continuing businesses.

Impact of Government Regulations

A majority of the Company’s mailbox sales come from products, including the Horizontal 4c and Horizontal 4b+ mailboxes, that require continued USPS approval. The USPS may change product specifications and supplier approval requirements in the future. Any changes to USPS product specifications or supplier approval requirements may impact the Company’s ability to sell these products.

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

Available Information

The Company files with the U.S. Securities and Exchange Commission (the “SEC”) quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required from time to time. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.americanlocker.com. The contents of the Company’s website are not part of this Annual Report on Form 10-K.

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

Volatility in raw material and other prices has become an increasing factor in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the Company experienced significant volatility in steel and aluminum prices from 2009 through 2011. To the extent permitted by competition, the Company seeks to mitigate the adverse impact of rising costs of raw materials through product price increases. However, the Company’s ability to implement price increases is dependent on market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and other factors, some of which are beyond the Company’s control. Further, the benefits of any implemented price increases may be delayed due to manufacturing lead times and the terms of existing contracts. If the Company is not able to successfully mitigate the effects of rising raw materials costs, the Company’s results of operations, business and financial condition may be materially adversely affected.

The global economic recession has resulted in weaker demand for the Company’s products and may create challenges for us that could have a material adverse effect on our business and results of operations.

The global economic recession has affected our domestic and international markets, and we continue to experience weaker demand for our products. Management believes the weak global economic conditions in 2012 and beyond will result in decreased customer demand across all customer segments, particularly in construction, travel and recreational industries. As a result, customers may reduce their purchases of the Company’s products or delay the timing of their purchases from the Company, either of which may have a material adverse effect on the Company’s results of operations, business and financial condition.

Continuing disruptions in the financial markets or other factors could affect the Company’s liquidity.

World credit markets continue to experience significant dislocations and liquidity disruptions. These factors have materially impacted debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. The credit market disruptions could impair the Company’s ability to fund operations, limit the Company’s ability to expand the business or increase interest expense, which could have a material adverse effect on the Company’s financial results.

Terrorist attacks or international hostilities may adversely affect the Company’s business, financial condition and operating results.

The terrorist attacks of September 11, 2001 caused a significant slowdown in the tourism industry. Additional terrorist attacks or fear of such attacks would negatively affect the tourism industry and, due to the nature of our business, the Company. The Company’s financial resources could be materially adversely affected by any further terrorist attacks or other international hostilities.

The global financial crisis may have an impact on the Company’s business and financial condition in ways that management cannot predict.

The continuing credit crisis and related turmoil in the global financial system has had and may continue to have an impact on the Company’s business and financial condition. For example, our ability to access the capital and credit markets may be severely restricted, which could have an impact on our flexibility to react to changing economic and business conditions.

The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. Our funding obligations for the U.S. Plan (defined below), which have been frozen for future benefit accruals, are governed by the Employee Retirement Income Security Act (“ERISA”). Our funding obligations for the Canadian Plan (defined below), which have been frozen for future benefit accruals, are governed by the Pension Benefits Act. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets, statutory requirements, and demographic data for participants. Due primarily to the decline in the investment markets in 2008, coupled with a decline in long term interest rates, we currently expect our contributions to these plans to significantly increase for 2012 and thereafter, which could have a material adverse effect on our financial condition.

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

The mailbox industry is subject to extensive regulation by the USPS, and new regulation might negatively impact the Company’s ability to continue to sell mailboxes or increase its operating costs.

A material portion of the Company’s mailbox sales come from products, including the Horizontal 4c and Horizontal 4b+ mailboxes, which require continued USPS approval. If the USPS were to withdraw approval for these products or change the requirements for approval, it may materially adversely affect the Company’s results of operations, business and financial condition. A change in the USPS’s requirements might also materially increase the Company’s operating costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Location	Subsidiary	Approximate Floor Space In Sq. Ft.		Use
Anaheim, CA	American Locker Security Systems, Inc.	100	*	Manage Disneyland Resort lockers
Ellicottville, NY	American Locker Security Systems, Inc. Lock Shop and Service Center	12,800		Lock manufacturing, service and repair
Toronto, Ontario	Canadian Locker Company, Ltd.	1,000	*	Sales, service and repair of lockers and locks
DFW Airport, TX	Operated by Security Manufacturing Corporation	100,000	*	Manufacturing and corporate headquarters

TOTAL		113,900

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

Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 191 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 33 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 120 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 8, 2012, the most recent date information is available, is approximately 38 cases.

The Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete. However, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

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

Market Price

Per Common Share

2011	High	Low
Quarter ended December 31, 2011	$1.75	$1.14
Quarter ended September 30, 2011	1.52	1.25
Quarter ended June 30, 2011	1.70	1.46
Quarter ended March 31, 2011	2.50	1.06

2010	High	Low
Quarter ended December 31, 2010	$1.50	$1.05
Quarter ended September 30, 2010	1.75	1.06
Quarter ended June 30, 2010	1.90	1.40
Quarter ended March 31, 2010	3.00	1.25

The last reported sales price of the Company’s common stock as of March 14, 2012 was $1.32. The Company had 785 security holders of record as of that date.

The Company has not paid dividends on its common stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. The Company currently expects that earnings will be retained and reinvested to support either business growth or debt reduction. There are no restrictions that materially limit the Company’s ability to pay dividends or that the Company believes are likely to limit materially the future payment of dividends on its common stock. See Item 201( c)(1).

Equity Compensation Plan Information

The following table summarizes as of December 31, 2011, the shares of common stock authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	12,000	$4.95	37,000
Equity compensation plans not approved by security holders	—	—	—

Total	12,000	$4.95	37,000

(1)	Represents the American Locker Group Incorporated 1999 Stock Incentive Plan. Please see Note 12 “Stock-Based Compensation” to the Company’s consolidated financial statements for further information.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial data of the Company and its consolidated subsidiaries as of, and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and “Item 1. Description of Business.”

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations:
Sales	$13,386,336	$12,099,012	$12,515,433	$14,129,807	$20,242,803

Income (loss) before income taxes	80,607	200,165	(618,945)	(3,353,730)	(2,749,743)
Income tax expense (benefit)	43,516	131,796	(196,339)	(653,519)	(845,626)
Net income (loss)	37,091	68,369	(422,606)	(2,700,211)	(1,904,117)
Earnings (loss) per share—basic	0.02	0.04	(0.27)	(1.73)	(1.23)
Earnings (loss) per share—diluted	0.02	0.04	(0.27)	(1.73)	(1.23)
Weighted average common shares outstanding—basic	1,655,805	1,605,769	1,572,511	1,564,039	1,549,516
Weighted average common shares outstanding—diluted	1,655,805	1,605,769	1,572,511	1,564,039	1,549,516
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	68,733	16,232	255,973	159,380	195,280
Depreciation and amortization expense	671,009	336,037	337,507	416,664	386,430
Number of employees	110	103	137	117	126
Consolidated Balance Sheet:
Total assets	10,068,625	9,709,290	8,894,726	10,810,038	12,416,042
Long-term debt, including current portion	800,000	1,000,000	0	2,004,315	2,143,765
Stockholders’ equity	3,768,502	4,302,559	4,265,782	4,627,185	7,758,161
Stockholders’ equity per share (1)	2.24	2.62	2.68	2.94	5.01
Common shares outstanding at year-end	1,679,999	1,642,108	1,589,015	1,571,849	1,549,516
Expenditures for property, plant and equipment	1,227,798	1,968,592	97,118	334,902	818,646

(1)	Based on shares outstanding at December 31 of each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 16.9%, 19.4% and 25.0% of its revenue in 2011, 2010 and 2009, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.

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

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Depreciation is computed by the straight-line and declining balance methods for financial reporting purposes and by accelerated methods, except for leasehold improvements which are depreciated by the straight line method, for income tax purposes. Estimated useful lives for financial reporting purposes are 20 to 40 years for buildings and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the building or the lease term. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

Pension Assumptions

The Company maintains a defined benefits plan covering its U.S. employees (the “U.S. Plan”) and a separate defined contribution plan covering its Canadian employees (the “Canadian Plan”). The accounting for the plans is based in part on specific assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 7.0% used in 2011 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, discount rates were also assumed. The discount rates used in determining the 2011 pension costs were 5.5% and 6.25% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

Effective July 15, 2005, the Company froze the accrual of any additional benefits under the U.S. Plan. Effective January 1, 2009, the Company converted the Canadian Plan from a defined benefits plan to a defined contribution plan. The conversion of the Canadian Plan has the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.

Deferred Income Tax Assets

The Company had net deferred tax assets of approximately $1,005,555 and $869,116 at December 31, 2011and 2010, respectively. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2011 are more likely than not realizable. If future operating results continue to generate taxable losses, it may be necessary to increase the valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Results of Operations—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overall Results and Outlook

The financial market and economic turmoil and the related disruption of the credit markets caused a significant slowdown in new construction of multifamily and commercial buildings starting in the second half of 2008 and continuing to the present has constrained revenue growth in 2011. The economic crisis also negatively impacted the Company’s customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the twelve months ended December 31, 2011 increased $1,287,324 to $13,386,336, when compared to net sales of $12,099,012 for the same period in 2010, representing a 10.6% increase. This increase was attributable primarily to increases in concession revenues and sales of lockers partially offset by a decrease in sales of mailboxes and contract manufacturing. Pre-tax income declined to $80,607 for the twelve months ended December 31, 2011, from a reported pre-tax income of $200,165 for the same period of 2010. After-tax operating net income declined to $37,091 for the twelve months ended December 31, 2011, compared to net income of $68,369 for the twelve months ended December 31, 2010. Net income per share (basic and diluted) was $0.02 for the year ended December 31, 2011, which represents a decrease from a net income per share (basic and diluted) of $0.04 for the same period in 2010.

Net Sales

Consolidated net sales in 2011 were $13,386,336, an increase of $1,287,324, or 10.6% from net sales of $12,099,012 in 2010. Sales of lockers for the year ended December 31, 2011 were $9,522,020, an increase of $560,839, or 6.3%, compared to sales of $8,961,181 for the same period of 2010. The increase in locker sales is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing.

Concession revenue in 2011 was $1,149,149, an increase of $837,898, or 269.2% from concession revenue of $311,251 in 2010. The concession revenue increase was driven by the Disneyland Resort and Ocean Park concessions. Ocean Park commenced operations in late November 2011.

Sales of mailboxes were $2,284,582 for the twelve months ended December 31, 2011, a decrease of $90,100, or 3.8%, compared to sales of $2,374,682 for the same period of 2010. The decrease in sales of mailboxes was due primarily to the lack of new multifamily and commercial construction activity in the United States. The majority of the Company’s historical mailboxes sales have come from new construction and the lack of new construction activity has greatly reduced the overall market for mailboxes.

The Company generated $430,586 in revenue from contract manufacturing in 2011 as compared to $451,898 in 2010. This decrease was primarily due to the refocusing of sales efforts from bid based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. Fourth quarter contract manufacturing revenues increased $196,693, or 46%, from 2010 fourth quarter contract manufacturing revenues.

Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured overseas. This process improves quality, reduces lead time and reduces total costs for the end user.

Sales by general product group for the last two years were as follows:

	2011	2010	Percentage Increase (Decrease)
Mailboxes	$2,284,582	$2,374,682	(3.8)%
Lockers	9,522,020	8,961,181	6.3%
Contract manufacturing	430,586	451,898	(4.7)%
Concession revenue	1,149,149	311,251	269.2%

Total	$13,386,336	$12,099,012	10.6%

Gross Margin

Consolidated gross margin as a percentage of sales was 31.0% in 2011 as compared to 36.4% in 2010. The decrease in gross margin as a percentage of sales was primarily due to the commencement of rent at the new DFW Airport facility and increased depreciation expense related to the Disney Agreement and leasehold improvements to the new facility.

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2011 totaled $4,119,981, a decrease of $122,874 compared to $4,242,855 in 2010. This decrease was primarily due to a decrease in professional fees of approximately $267,000, partially offset by an increase in freight expense of approximately $117,000 for the year ended December 31, 2011, as compared to the same period in 2010.

Other Income (Expense)—Net

Other income, net in 2011 totaled $120,033, an increase of $58,946 compared to other income, net of $61,087 in 2010.

During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, Texas to a new 100,500 sq. ft. building in DFW Airport, Texas.

The Company sold its prior location to the City of Grapevine (“the City”) in 2009 (see Note 3 to the consolidated financial statements). The City provided $341,000 for a relocation allowance which was recorded on the balance sheet as “Deferred revenue.” The Company offset $211,768 of moving expense against deferred revenue during third quarter of 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income”.

Interest Expense

Interest expense in 2011 totaled $68,733, an increase of $52,501 compared to $16,232 in 2010. This increase is due to an increase in borrowings under the outstanding Loan Agreement with BAML.

Income Taxes

In 2011, the Company recorded an income tax expense of $43,516 compared to income tax expense of $131,796 in 2010. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax income was a 53.9% expense in 2011 compared to a 65.8% expense in 2010. The effective tax rate in 2011 was higher than the U.S. federal statutory rate due to permanent timing differences between expenses recorded for financial and tax reporting.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2011	2010
Net income (loss)	37,091	68,369
Income tax expense	43,516	131,796
Interest expense	68,733	16,232
Other income (move allowance in excess of expense)	(129,232)	—
Depreciation and amortization expense	671,009	336,037
Equity based compensation	62,025	75,516

Adjusted EBITDA	753,142	627,950
Adjusted EBITDA as a percentage of revenues	5.6%	5.2%

Results of Operations—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overall Results and Outlook

The financial market and economic turmoil and related disruption of the credit markets has caused a significant slowdown in new construction of multifamily and commercial buildings beginning in the second half of 2008 and continuing through 2010. The economic crisis also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company. Consolidated net sales for the twelve months ended December 31, 2010 decreased $416,421 to $12,099,012, when compared to net sales of $12,515,433 for the same period in 2009, representing a 3.3% decline. This decrease was attributable primarily to decreases in contract manufacturing and sales of mailboxes partially offset by an increase in sales of lockers. Pre-tax income improved to $200,165 for the twelve months ended December 31, 2010 from a reported pre-tax loss of $618,945 for the same period in 2009. After-tax net income improved to $68,369 for the twelve months ended December 31, 2010 compared to a net loss of $422,606 for the twelve months ended December 31, 2009. Net income per share (basic and diluted) was $0.04 for the year ended December 31, 2010, an improvement from a net loss per share (basic and diluted) of $0.27 for the same period in 2009.

Net Sales

Consolidated net sales in 2010 were $12,099,012, a decrease of $416,421, or 3.3% from net sales of $12,515,433 in 2009. Sales of lockers for the year ended December 31, 2010 were $8,961,181, an increase of $2,078,864, or 30.2%, compared to sales of $6,882,317 for the same period in 2009. The locker increase is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing.

Concession revenue in 2010 was $311,251, an increase of $148,808, or 91.6% from concession revenue of $162,443 in 2009. The concession revenue increase was driven by the Disneyland Resort and Hong Kong Disneyland concessions commencing operations in late November 2010.

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

The Company generated $451,898 in revenue from contract manufacturing in 2010 as compared to $1,547,063 in 2009. This decrease was primarily due to the refocusing of sales efforts from bid-based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. As part of this process, the Company dramatically reduced its business with a customer that accounted for most of the Company’s contract manufacturing revenue in 2009. Contract manufacturing includes the manufacture of metal furniture, electrical enclosures and other metal products for third party customers. Revenue from contract manufacturing is volatile and should be expected to vary substantially from quarter to quarter. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured in Asia. This process improves quality, reduces lead time and reduces total costs for the end user.

Sales by general product group for the last two years were as follows:

	2010	2009	Percentage Increase (Decrease)
Mailboxes	$2,374,682	$3,923,610	(39.5)%
Lockers	8,961,181	6,882,317	30.2%
Contract manufacturing	451,898	1,547,063	(70.8)%
Concession revenue	311,251	162,443	91.6%

Total	$12,099,012	$12,515,433	(3.3)%

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

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2010 totaled $4,242,855, an increase of $369,440 compared to $3,873,415 in 2009. This increase was primarily due to increased freight expenses of approximately $166,000 for the year ended December 31, 2010, as compared to the same period in 2009, as a result of higher freight rates. Additionally, incentive compensation expenses increased approximately $114,000 due to the adoption of a company wide incentive compensation plan for 2010.

Restructuring Costs

As a result of the economic crisis, the Company implemented a restructuring in January 2009 to lower its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of our workforce) as well as an across-the-board 10% reduction in wages. These resulted in severance and payroll tax charges during the twelve months ended December 31, 2009 of approximately $296,000. As of December 31, 2010, the remaining balance of these payments is expected to be made over the next twelve months. Additionally, the Company expects to relocate its Ellicottville, New York operations to Texas during mid 2012. The relocation is expected to result in approximately $240,000 in annual savings. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Refer to Note 17 to the Company’s consolidated financial statements for more detail related to restructure costs incurred during 2010.

Pension Settlement Charge

As a consequence of the Company’s staff reductions at its Canadian subsidiary, the Company recorded a non-cash pension settlement charge of approximately $186,069 during the twelve months ended December 31, 2009. No settlement charges were recorded in 2010. Refer to Note 10 to the Company’s consolidated financial statements for details related to pension benefit costs incurred during 2010.

Other Income (Expense)—Net

Other income, net in 2010 totaled $61,087, a decrease of $28,895 compared to other income of $89,946 in 2009. This decrease was due to the decrease in settlements with unsecured creditors for less than the amount owed in 2010 as compared to 2009.

Interest Expense

Interest expense in 2010 totaled $16,232, a decrease of $239,741 compared to $255,973 in 2009. The decrease is due to the Company paying off all of its interest bearing debt in the first quarter of 2010.

Income Taxes

In 2010, the Company recorded an income tax expense of $131,796 compared to an income tax benefit of $196,339 in 2009. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax loss was a 65.8% expense in 2010 compared to a 31.7% benefit in 2009. The effective tax rate in 2010 was higher than the U.S. federal statutory rate due to a change in the valuation allowance of approximately $46,000 due to the Company’s inability to record a tax benefit for losses from its foreign subsidiaries.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2010	2009
Net income (loss)	68,369	(422,606)
Income tax expense (benefit)	131,796	(196,339)
Interest expense	16,232	255,973
Depreciation and amortization expense	336,037	337,507
Loss on sale of equipment	—	14,299
Equity based compensation	75,516	26,171
Restructuring charge	—	296,118
Pension settlement charge	—	186,069

Adjusted EBITDA	627,950	497,192
Adjusted EBITDA as a percentage of revenues	5.0%	4.0%

Liquidity and Sources of Capital

Cash Flows Summary

	Year ended December 31,
	2011	2010	2009
Net cash (used in) provided by:
Operating activities	$604,783	$1,517,669	$(70,463)
Investing activities	(1,227,798)	(1,968,592)	2,649,882
Financing activities	500,000	571,412	(2,328,350)
Effect of exchange rate changes on cash	(1,306)	2,711	(4,301)

Increase (decrease) in cash and cash equivalents	$(124,321)	$123,200	$246,768

Cash Flows – Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Activities

In 2011, net cash provided by operating activities was $604,783 compared with net cash provided by operating activities of $1,517,669 in 2010. The change was due primarily to the collection of the $1,409,696 income tax receivable during 2010.

Investing Activities

Net cash used by investing activities was $1,227,798 in 2011 compared with net cash used by investing activities of $1,968,592 in 2010. The decrease was mainly due to the capitalization of the cost of Disneyland concession lockers in 2010. See Note 4 “Disneyland Concession Agreement” to the Company’s consolidated financial statements for further information. During 2011, the Company invested approximately $875,000 for leasehold improvements and machinery and equipment related to the new DFW Airport facility.

Financing Activities

Net cash provided by financing activities was $500,000 in 2011 compared with net cash provided by financing activities of $571,412 in 2010. The change is due to the Company’s borrowings of $700,000 under its BAML Line of Credit (defined above) and the $200,000 in payments made towards the Company’s Term Loan.

Cash Flows – Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Activities

In 2010, net cash provided by operating activities was $1,517,669 compared with net cash used in operating activities of $70,463 in 2009. The change was due primarily to the collection of the $1,409,696 income tax receivable during 2010.

Investing Activities

Net cash used by investing activities was $1,968,592 in 2010 compared with net cash provided by investing activities of $2,649,882 in 2009. The increase was mainly due to the capitalization of the cost of Disneyland concession lockers in 2010. See Note 4 “Disneyland Concession Agreement” to the Company’s consolidated financial statements for further information.

Financing Activities

Net cash provided by financing activities was $571,412 in 2010 compared with net cash used in financing activities of $2,328,350 in 2009. The change is due to the Company’s borrowings of $1,000,000 under its BAML Term Loan and the repayment of the Company’s factoring agreement.

Capital Resources and Debt Obligations

On December 8, 2010, the Company entered into the Loan Agreement, pursuant to which the Company obtained the Term Loan and the Line of Credit. On November 4, 2011, the Company entered into the Amendment that extended the maturity date of the Line of Credit through December 8, 2012. The amendment also included the addition the Draw Note.

The Draw Note will be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 27, 2012. The Company will pay interest only on the Draw Note through November 26, 2012, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2015.

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

The outstanding principal balances of the Line of Credit and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due December 8, 2012, the maturity date of the loan. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, are due monthly beginning January 8, 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.

The Loan Agreement is secured by a first priority lien on all of the Company’s accounts receivable, inventory and equipment pursuant to a Security Agreement between the Company and BAML (the “Credit Security Agreement”).

The Credit Security Agreement and Loan Agreement contain covenants, including financial covenants, with which the Company must comply, including a debt service coverage ratio and a funded debt to EBITDA ratio. Subject to BAML’s consent, the Company is prohibited under the Credit Security Agreement and the Loan Agreement, except under certain circumstances, from incurring or assuming additional debt and from permitting liens to be placed upon any of its property, assets or revenues. Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without BAML’s consent.

Effect of Exchange Rate Changes on Cash

Net cash used by the effect of exchange rate changes on cash was $1,306 in 2011 as compared to net cash provided of $2,711 in 2010. The change was primarily due to the decrease in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate decreased 1.9% from $1.0001 to $0.9804 between December 31, 2010 and 2011. The Hong Kong Dollar to USD exchange rate increased 0.15% from $0.1285 to $0.1287 between December 31, 2010 and 2011.

Net cash provided by the effect of exchange rate changes on cash was $2,711 in 2010 as compared to net cash used of $4,301 in 2009. The change was primarily due to the increase in value of the CAD as compared to the USD, which caused an increase in the value of the Company’s Canadian operation’s net assets from its Canadian operations. The CAD to USD exchange rate increased 4.9% from $0.9532 to $1.0001 between December 31, 2009 and 2010.

Cash and Cash Equivalents

On December 31, 2011, the Company had cash and cash equivalents of $525,632, compared with $649,952 on December 31, 2010. The change relates primarily to approximately $875,000 worth of leasehold improvements and machinery and equipment purchases related to the new facility in 2011,which were partially funded by borrowings on the Line of Credit of $700,000.

Liquidity

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2011	2010
Current Ratio	1.57 to 1	1.96 to 1
Working Capital	$2,085,925	$3,011,293

The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the Line of Credit and available Draw Note.

The Company’s capital expenditures approximated $1,228,000 and $1,969,000 for the years ended December 31, 2011 and 2010, respectively. The majority of these capital expenditures were related to the relocation of our headquarters and equipment purchases to support our concession contracts. Relocation related capital expenditures are complete. Except for capital expenditures to support future concession contracts, the Company expects future capital expenditures to be lower than the amounts expended in 2010 and 2011.

Expected uses of cash in fiscal 2012 include funds required to support the Company’s operating activities, capital expenditures, relocation of the Company’s facilities in New York and contributions to the Company’s defined benefit pension plans.

The Company has taken steps to enhance the Company’s liquidity position by entering into the new Loan Agreement which expands the Company’s ability to leverage accounts receivable and inventory. The Company’s plans to manage its liquidity position in 2012 by maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and reducing inventory levels by increasing sales and using excess capacity to manufacture products for third parties.

The Company has considered the impact of its financial outlook on the Company’s liquidity and has performed an analysis of the key assumptions in its forecast. Based upon these analyses and evaluations, the Company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2012.

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

Foreign Currency

Although the Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk because the foreign operations’ net assets represent only 7.4% of the Company’s consolidated assets at December 31, 2011. Presently, the Company does not hedge its foreign currency risk.

Effect of New Accounting Guidance

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company’s consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginnings after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Locker Group Incorporated

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each year in the three year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Travis Wolff, LLP

Dallas, Texas

March 15, 2012

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$525,632	$649,952
Accounts receivable, less allowance for doubtful accounts of $149,000 in 2011 and $134,000 in 2010	1,754,959	2,370,642
Inventories, net	2,845,563	2,545,200
Prepaid expenses	330,403	227,570
Deferred income taxes	278,437	358,481

Total current assets	5,734,994	6,151,845
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	754,922	397,136
Machinery and equipment	10,891,820	10,050,517

	11,647,242	10,448,153
Less allowance for depreciation and amortization	(8,087,988)	(7,442,888)

	3,559,254	3,005,265
Other noncurrent assets	47,259	41,545
Deferred income taxes	727,118	510,635

Total assets	$10,068,625	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2011	2010

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,025,656	$1,992,819
Commissions, salaries, wages and taxes thereon	162,507	193,006
Income taxes payable	69,718	65,203
Revolving line of credit	700,000	—
Current portion of long-term debt	200,000	200,000
Deferred revenue	—	341,000
Other accrued expenses	491,188	348,524

Total current liabilities	3,649,069	3,140,552
Long-term liabilities:
Long-term debt, net of current portion	600,000	800,000
Pension and other benefits	2,051,054	1,466,179

	2,651,054	2,266,179
Total liabilities	6,300,123	5,406,731
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,871,999 and 1,834,106 in 2011 and 2010, respectively Outstanding shares—1,679,999 and 1,642,108 in 2011 and 2010, respectively	1,871,999	1,834,106
Other capital	284,478	265,271
Retained earnings	5,001,097	4,964,006
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,277,072)	(648,824)

Total stockholders’ equity	3,768,502	4,302,559

Total liabilities and stockholders’ equity	$10,068,625	$9,709,290

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009
Net sales	$13,386,336	$12,099,012	$12,515,433
Cost of products sold	9,237,001	7,700,847	8,598,486

Gross profit	4,149,335	4,398,165	3,916,947
Selling, administrative and general expenses	4,119,981	4,242,855	3,873,415
Restructuring charge	—	—	296,118
Pension settlement charge	—	—	186,069

Total operating expenses	4,119,981	4,242,855	4,355,602

Total operating income (loss)	29,354	155,310	(438,655)

Interest income (expense)	(47)	—	36
Loss on sale of property, plant and equipment	—	—	(14,299)
Other income—net	120,033	61,087	89,946
Interest expense	(68,733)	(16,232)	(255,973)

Net income (loss) before income taxes	80,607	200,165	(618,945)
Income tax expense (benefit)	43,516	131,796	(196,339)

Net income (loss)	$37,091	$68,369	$(422,606)

Weighted average common shares:

Basic	1,655,805	1,605,769	1,572,511

Diluted	1,655,805	1,605,769	1,572,511

Income (loss) per share of common stock:

Basic	$0.02	$0.04	$(0.27)

Diluted	$0.02	$0.04	$(0.27)

Dividends per share of common stock	$0.00	$0.00	$0.00

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$1,763,849	$233,841	$5,318,243	$(2,112,000)	$(576,748)	$4,627,185
Net income (loss)	—	—	(422,606)	—	—	(422,606)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	37,293	37,293
Minimum pension liability adjustment, net of tax benefit of $1,506	—	—	—	—	(2,261)	(2,261)

Total comprehensive loss						(387,574)
Common stock issued as compensation (17,166 shares)	17,166	4,210	—	—	—	21,376
Stock-based compensation	—	4,795	—	—	—	4,795

Balance at December 31, 2009	$1,781,015	$242,846	$4,895,637	$(2,112,000)	$(541,716)	$4,265,782
Net income (loss)	—	—	68,369	—	—	68,369
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	11,925	11,925
Minimum pension liability adjustment, net of tax benefit of $79,354	—	—	—	—	(119,033)	(119,033)

Total comprehensive loss						(38,739)
Common stock issued as compensation (53,093 shares)	53,091	22,425	—	—	—	75,516

Balance at December 31, 2010	$1,834,106	$265,271	$4,964,006	$(2,112,000)	$(648,824)	$4,302,559
Net income (loss)	—	—	37,091	—	—	37,091
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(18,028)	(18,028)
Minimum pension liability adjustment, net of tax benefit of $158,869	—	—	—	—	(610,220)	(610,220)

Total comprehensive loss						(591,157)
Common stock issued as compensation (37,893 shares)	37,893	19,207	—	—	—	57,100

Balance at December 31, 2011	$1,871,999	$284,478	$5,001,097	$(2,112,000)	$(1,277,072)	$3,768,502

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$37,091	$68,369	$(422,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	671,009	336,037	337,507
Provision for uncollectible accounts	22,585	31,290	36,000
Equity based compensation	62,025	75,516	26,171
Loss on disposal of assets	—	686	14,299
Deferred income taxes	(297,640)	(36,088)	(204,628)
Changes in assets and liabilities:
Accounts and other receivables	1,000,269	1,526,273	(1,162,825)
Inventories	(300,472)	(297,059)	18,440
Prepaid expenses	(103,376)	(131,793)	118,835
Deferred revenue	(341,000)	—	341,000
Accounts payable and accrued expenses	(274,209)	(214,132)	491,171
Income taxes	4,519	(10,973)	197,581
Pension and other benefits	123,983	169,543	138,592

Net cash provided by (used in) operating activities	604,784	1,517,669	(70,463)

Investing activities:
Purchase of property, plant and equipment	(1,227,798)	(1,968,592)	(97,118)
Proceeds from sale of property, plant and equipment	—	—	2,747,000

Net cash provided by (used in) investing activities	(1,227,798)	(1,968,592)	2,649,882

Financing activities:
Long-term debt payments	(200,000)	—	(4,004,315)
Long-term debt borrowings	—	1,000,000	2,000,000
Borrowings under revolving line of credit	700,000	—	4,458
Repayment of factoring agreement	—	(428,588)	(757,081)
Borrowings under factoring agreement	—	—	428,588

Net cash provided by (used in) financing activities	500,000	571,412	(2,328,350)

Effect of exchange rate changes on cash	(1,306)	2,711	(4,301)

Net increase (decrease) in cash and cash equivalents	(124,320)	123,200	246,768
Cash and cash equivalents at beginning of year	649,952	526,752	279,984

Cash and cash equivalents at end of year	$525,632	$649,952	$526,752

Supplemental cash flow information:
Cash paid during the year for:
Interest	$67,555	$15,447	$267,227

Income taxes	$15,647	$20,311	$—

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries

December 31, 2011

1. Basis of Presentation

Consolidation and Business Description

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the “Company”), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading manufacturer and distributor of lockers, locks and keys. The Company’s lockers can be categorized as either lockers or mailboxes. Mailboxes are used for the delivery of mail. Most lockers are key controlled checking lockers. The Company is best known for manufacturing and servicing the key and lock system with the plastic orange cap. The Company serves customers in a variety of industries in all 50 states and in Canada, Mexico, Europe, Asia and South America.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $23,000, $31,000 and $36,000 for 2011, 2010 and 2009, respectively. The net charge-off of bad debts was approximately $1,300, $113,000 and $0 for 2011, 2010 and 2009, respectively.

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

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with appropriate guidance. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded no asset impairment charges related to property, plant and equipment in 2011, 2010 or 2009.

Depreciation expense was $671,009 in 2011, of which $600,702 was included in cost of products sold, and $70,307 was included in selling, administrative and general expenses. Depreciation expense was $336,037 in 2010, of which $251,933 was included in cost of products sold, and $84,104 was included in selling, administrative and general expenses. Depreciation expense was $337,507 in 2009, of which $207,308 was included in cost of products sold, and $130,199 was included in selling, administrative and general expenses.

Pensions and Postretirement Benefits

The Company has two defined benefit plans which recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 10 “Pensions and Other Postretirement Benefits” for further detail on the plans.

Revenue Recognition

The Company recognizes revenue upon passage of title and when risks and rewards have passed to customers, which occurs at the time of shipment to the customer. The Company derived approximately 16.9%, 19.4% and 25.0% of its revenue in 2011, 2010 and 2009, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.

For concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $696,000, $579,000 and $412,000 during 2011, 2010 and 2009, respectively.

Advertising Expense

The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and are expensed over their useful lives, generally one year. The Company incurred approximately $149,000, $134,000 and $150,000 in advertising costs during 2011, 2010 and 2009, respectively.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return. Canadian operations file income tax returns in Canada. Hong Kong operations file income tax returns in Hong Kong. The Company accounts for income taxes using the liability method in accordance with appropriate accounting guidance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time, pursuant to appropriate accounting guidance. Appropriate accounting guidance requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to appropriate accounting guidance and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended approximately $77,000, $108,000 and $140,000 in 2011, 2010 and 2009, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified-prospective-transition method. Under this method, the Company’s prior periods do not reflect any restated amounts. The Company recognized no compensation expense related to stock options during the year ended December 31, 2006, as a result of the adoption of appropriate accounting guidance. Prior to January 1, 2006, the Company had applied the intrinsic value method. Accordingly, the compensation expense of any employee stock options granted was the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Net income for 2011, 2010 and 2009 include pretax stock option expense of $0, $0 and $4,795, respectively. These expenses were included in selling, administrative and general expense.

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

New Accounting Pronouncements

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company’s consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginnings after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

3. Sale of Property

On September 18, 2009, the Company sold its headquarters and primary manufacturing facility to the City of Grapevine, Texas (the “City”) for a purchase price of $2,747,000.

The Company was entitled to continue to occupy the facility, through December 31, 2010 at no cost. The City has further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through June 2011. During May 2011, the Company relocated its corporate headquarters and primary manufacturing facility from Grapevine, Texas to a new 100,500 sq. ft. building in DFW Airport, Texas. The Company received a $341,000 payment towards the moving costs at closing which was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income.” Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.

The Company invested approximately $875,000 during 2011 for leasehold improvements and machinery and equipment related to relocating.

4. Disneyland Concession Agreement

On September 24, 2010, the Company entered into an agreement (the “Disney Agreement”) with Disneyland Resort, a division of Walt Disney Parks and Resorts U.S., Inc., and Hong Kong International Theme Parks Limited, (collectively referred to as “Disney”) to provide locker services under a concession arrangement. Under the Disney Agreement, the Company installed, operates and maintains electronic lockers at Disneyland Park and Disney’s California Adventure Park in Anaheim, California and at Hong Kong Disneyland Park in Hong Kong.

The Company installed approximately 4,300 electronic lockers under the Disney Agreement. The Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. The term of the Disney Agreement is five years, with an option to renew for one year at Disney’s option, and operations began in late November 2010. The Agreement contains an option for a one year renewal at Disney’s discretion. The Agreement contains a buyout option at the end of each contract year and a provision to compensate the Company in the event Disney terminates the Agreement without cause.

Under appropriate accounting guidance, the Company capitalized its costs related to the Disney Agreement and the Company is depreciating such costs over the five year term of the agreement. The Company recognizes revenue for its portion of the revenue as it is collected.

5. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Finished products	$321,378	$80,329
Work-in-process	862,000	857,044
Raw materials	1,662,186	1,607,827

Net inventories	$2,845,563	$2,545,200

6. Other Accrued Expenses and Current Liabilities

Accrued expenses consist of the following at December 31:

	December 31,
	2011	2010
Restructuring liability	$123,037	$144,000
Accrued expenses, other	368,151	204,522

Total accrued expenses	$491,188	$348,522

7. Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
Term loan payable to Bank of America Merrill Lynch through December 2015 at $16,667 monthly plus interest at LIBOR rate plus 375 basis points (4.015% at December 31, 2011) collateralized by accounts receivable, inventory, and equipment	$800,000	$1,000,000
Less current portion	200,000	200,000

Long-term portion	$600,000	$800,000

On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with BAML, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 4, 2011, the Company entered into an amendment to the Loan Agreement (the “Amendment”) that extended the maturity date of the Line of Credit through December 8, 2012. The Amendment also included the addition of a $500,000 draw note (the “Draw Note”).

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 27, 2012. The Company will pay interest only on the Draw Note through November 26, 2012, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2015. As of December 31, 2011 there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of December 31, 2011, there was $700,000 outstanding on the Line of Credit.

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

8. Operating Leases

The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2011:

2012	$386,535
2013	386,101
2014	371,317
2015	354,624
2016	354,624
Thereafter	561,488

Total	$2,414,689

Rent expense amounted to approximately $380,804, $34,000 and $46,000 in 2011, 2010 and 2009, respectively.

9. Income Taxes

For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2011	2010	2009
United States income (loss)	$91,329	$225,555	$(525,995)
Foreign income (loss)	$(10,722)	$(25,390)	$(92,950)

	$80,607	$200,165	$(618,945)

Significant components of the provision for income taxes are as follows:

	2011	2010	2009
Current:
Federal	$—	$(13,280)	$—
State	19,122	—	—
Foreign	—	9,334	8,229

Total current	19,122	(3,946)	8,229
Deferred:
Federal	13,302	114,738	(182,605)
State	10,629	21,534	(530)
Foreign	463	(530)	(21,433)

	24,394	135,742	(204,568)

	$43,516	$131,796	$(196,339)

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2011	2010	2009
Statutory income tax rate	34%	34%	(34%)
State and foreign income taxes, net of federal benefit	1	1	(1)
Change in valuation allowance	—	23	—
Foreign earnings taxed at different rate	(24)	—	—
Change in estimated state income tax rate	3	—	—
Other permanent differences	40	8	3

Effective tax rate	54%	66%	(32)%

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

	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$(165,421)	$(48,286)
Prepaid expenses and other	(4,599)	(4,600)

Total deferred tax liabilities	(170,020)	(52,886)
Deferred tax assets:
Operating loss carryforwards	929,061	809,214
Postretirement benefits	22,047	22,734
Pension costs	666,138	547,997
Allowance for doubtful accounts	45,667	38,023
Deferred revenues	—	117,048
Other assets	8,008	9,724
Accrued expenses	121,219	52,160
Other employee benefits	8,746	16,412
Inventory costs	74,563	66,904

Total deferred tax assets	1,875,449	1,680,216

Net	1,705,429	1,627,330
Valuation allowance	(699,874)	(758,214)

Net	$1,005,555	$869,116

Current deferred tax asset	$278,437	$358,481
Long-term deferred tax asset	727,118	510,635

	$1,005,555	$869,116

As of December 31, 2011 and 2010, the Company’s gross deferred tax assets are reduced by a valuation allowance of $699,874 and $758,214, respectively, due to negative evidence, primarily limited operating income, indicating that a valuation allowance is required. Decreases in the valuation allowance in 2011 are primarily due to increased forecast future U.S. taxable income exclusive of timing reversals. Increases in the valuation allowance from 2009 to in 2010 are primarily due to net operating losses incurred by the Company’s foreign subsidiaries during 2010.

As of December 31, 2011, the Company had U.S. net operating loss carry forwards for federal and state income tax purposes of approximately $2,150,431 and $5,977,207, respectively. These net operating losses are available to offset future federal and state income, if any, through 2029.

The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $157,000 at December 31, 2011.

The Company files an income tax return in the U.S. federal jurisdiction, Texas, and a number of other U.S. state and local jurisdictions. Tax returns for the years 2007 through 2011 remain open for examination in various tax jurisdictions in which it operates. On January 1, 2007 the Company adopted the provisions of a new accounting pronouncement that addresses the accounting for uncertainty in income taxes recognized in the financial statements. As a result of this adoption, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2011, there were no unrecognized tax benefits. As of December 31, 2011, no interest related to uncertain tax positions had been accrued.

10. Pension and Other Postretirement Benefits

U.S. Pension Plan

The Company maintains a defined benefit pension plan for its domestic employees (the “U.S. Plan”), which was frozen effective July 15, 2005. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries.

The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2009, 2010 and 2011. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

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

In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute took effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of pension plans by shortening the time period within which employers must fully fund pension benefits. Contributions to be made to the plan in 2012 are expected to approximate $220,000 for the U.S. Plan and $70,000 for the Canadian Plan. However, contributions for 2013 and beyond have not been quantified at this time.

The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,176,669	$2,951,717	$1,262,526	$1,193,120
Service cost	21,100	21,200	—	—
Interest cost	172,221	174,649	76,866	78,845
Benefit payments	(72,132)	(150,469)	(94,262)	(95,741)
Administrative expenses	(24,669)	(23,928)	—	—
Actuarial (gain) loss	556,538	203,500	227,666	27,285
Plan amendments	—	—	—	—
Currency translation adjustment	—	—	(31,314)	59,016
Settlements	—	—	—	—

Projected benefit obligation at end of year	3,829,727	3,176,669	1,441,482	1,262,525
Change in plan assets
Fair value of plan assets at beginning of year	1,835,326	1,777,441	1,203,920	1,152,228
Actual return on plan assets	117,350	187,405	44,198	21,653
Benefit payments	(72,132)	(150,469)	(94,262)	(95,741)
Employer contribution	211,996	44,877	83,036	69,232
Administrative expenses	(24,669)	(23,928)	—	—
Currency translation adjustment	—	—	(24,725)	56,547

Fair value of plan assets at end of year	2,067,871	1,835,326	1,212,167	1,203,919

Plan assets (less) greater than benefit obligation	$(1,761,856)	$(1,341,343)	$(229,316)	$(58,606)

The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Non-current liabilities	(1,761,856)	(1,341,343)	(229,316)	(58,606)

Net amount recognized	$(1,761,856)	$(1,341,343)	$(229,316)	$(58,606)

Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Unrecognized net loss	$1,413,239	$883,234	$544,514	$305,431

	$1,413,239	$883,234	$544,514	$305,431

The estimated net loss that will be amortized from accumulated other comprehensive income for net periodic pension cost over the next year is $94,000 and $34,000 for the U.S. Plan and Canadian Plan, respectively.

Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$21,100	$21,200	$21,220	$—	$—	$5,810
Interest cost	172,221	174,649	173,030	76,866	78,845	63,206
Expected return on plan assets	(142,104)	(132,093)	(134,666)	(84,452)	(81,273)	(70,688)
Net actuarial loss	51,287	42,191	45,251	—	—	—
Amortization of prior service cost	—	—	—	15,070	7,380	5,282

Net periodic benefit cost	$102,504	$105,947	$104,835	$7,484	$4,952	$3,609

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

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the plan assets are as follows:

		December 31, 2011
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$—	$59,471
Mutual funds	Level 1	—	1,169,068
Pooled separate accounts	Level 2	2,067,871	—

Total		$2,067,871	$1,228,539

The plans’ weighted-average allocations by asset category are as follows:

	December 31, 2011
	US Plan	Canadian Plan
Equities	50%	39%
Fixed income	50%	61%

Total	100%	100%

Expected benefits to be paid by the plans during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2012	$119,000	$91,373
2013	133,000	90,099
2014	135,000	86,275
2015	140,000	82,158
2016	139,000	77,746
2017 through 2021	780,000	313,336

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Weighted average assumptions as of December 31:
Discount rate	4.50%	5.50%	4.13%	6.25%
Rate of compensation increase	—	—	2.00%	2.00%

The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Weighted average assumptions as of December 31:
Discount rate	5.50%	6.00%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.00%	7.00%
Rate of compensation increase	—	—	2.00%	2.00%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $3,829,727 and $3,176,669 at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the Canadian Plan was $1,441,482 and $1,262,525 at December 31, 2011 and 2010, respectively.

Death Benefit Plan

The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $64,000 and $66,000 at December 31, 2011 and 2010, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2011, 2010 or 2009 related to the death benefit, as the Plan is closed to new participants.

Defined Contribution Plan

During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $4,000, $12,000 and $6,000 in connection with its contribution to the plan during 2011, 2010 and 2009, respectively.

Effective January 1, 2009, the Company converted the Canadian Plan from a defined benefit plan to a defined contribution plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation. The Company recorded expense of approximately $4,000, $4,000 and $6,000 in connection with its contribution to the plan during 2011, 2010 and 2009, respectively.

11. Capital Stock

The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2011, the Company issued 26,313 shares of common stock as compensation to the directors and 11,580 shares as compensation to executive officers, and increased other capital by $19,207 representing compensation expense of $62,025. During 2010, the Company issued 33,942 shares of common stock as compensation to the directors and 19,149 shares as compensation to executive officers, and increased other capital by $22,425 representing a compensation expense of $75,516. As of December 31, 2011, 1,871,999 shares of common stock had been issued, of which 1,679,999 shares were outstanding, and zero shares of preferred stock were outstanding.

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

At December 31, 2011 and 2010, there were no stock appreciation rights outstanding.

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

No stock options were granted during 2011, 2010 and 2009.

Results of operations for 2011, 2010 and 2009 include pretax stock option expense of $0, $0 and $4,795, respectively. These expenses were included in selling, administrative and general expense.

The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	12,000	$4.95	12,000	$4.95	40,000	$6.82
Expired or forfeited	—	—	—	—	(28,000)	7.62

Outstanding—end of year	12,000	$4.95	12,000	$4.95	12,000	$4.95

Exercisable—end of year	12,000		12,000		12,000

The following tables summarize information about stock options vested and unvested as of December 31, 2011:

Vested
Exercise Price	Number of Options	Intrinsic Value	Remaining Years of Contractual Life
$4.95	12,000	—	5.7

At December 31, 2011, the total unrecognized compensation cost related to stock options expected to vest was $0. At December 31, 2011, 37,000 options remain available for future issuance under the Plan.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2011	2010	2009
Numerator:
Net income (loss)	$37,091	$68,369	$(422,606)
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,655,805	1,605,769	1,572,511

Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,655,805	1,605,769	1,572,511

Basic earnings (loss) per share	$0.02	$0.04	$(0.27)

Diluted earnings (loss) per share	$0.02	$0.04	$(0.27)

For each of the years ended December 31, 2011, 2010 and 2009, 12,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for the years ended December 31 are as follows:

	2011	2010
Foreign currency translation adjustment	$46,346	$64,374
Minimum pension liability adjustment, net of tax effect of $634,334 in 2011 and $475,465 in 2010	(1,323,418)	(713,198)

	$(1,277,072)	$(648,824)

15. Geographical, Customer Concentration and Products Data

The Company is primarily engaged in one business, the sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. Net sales by product group for the years ended December 31 are as follows:

	2011	2010	2009
Lockers	$9,522,020	$8,961,181	$6,882,317
Mailboxes	2,284,582	2,374,682	3,923,610
Contract manufacturing	430,586	451,898	1,547,063
Concession revenues	1,149,149	311,251	162,443

	$13,386,336	$12,099,012	$12,515,433

The Company sells to customers in the United States, Canada and other foreign locations. Sales are attributed based on the country they are shipped to. Net sales to external customers for the years ended December 31 are as follows:

	2011	2010	2009
United States customers	$10,646,590	$9,266,197	$10,318,478
Canadian and other foreign customers	2,739,746	2,832,815	2,196,955

	$13,386,336	$12,099,012	$12,515,433

The Company did not have any customers that accounted for more than 10% of consolidated sales in 2011 or 2010. The Company had one customer that accounted for 12.5% of consolidated sales in 2009.

At December 31, 2011 and 2010, the Company had unsecured trade receivables from governmental agencies of approximately $26,000 and $46,000, respectively. At December 31, 2011 and 2010, the Company had trade receivables from customers considered to be distributors of approximately $334,000 and $273,000, respectively.

At December 31, 2011, the Company had four customers that accounted for 43.2% of accounts receivable. At December 31, 2010, the Company had two customers that accounted for 43.7% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.

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

Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 191 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 33 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 120 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 8, 2012, the most recent date information is available, is approximately 38 cases.

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

17. Restructuring

As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of December 31, 2011, the remaining balance of these payments is expected to be made over the next six months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2012. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000. Accrued restructuring expenses of $123,000 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.

The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2011:

	December 31, 2010	Expense/ (Benefit)	Payment/ Charges	December 31, 2011

Severance	$132,000	$—	$(21,000)	$111,000
Other	12,000	—	—	12,000

Total	$144,000	$—	$(21,000)	$123,000

The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2010:

	December 31, 2009	Expense/ (Benefit)	Payment/ Charges	December 31, 2010

Severance	$157,000	$(5,000)	$(20,000)	$132,000
Other	12,000	—	—	12,000

Total	$169,000	$(5,000)	$(20,000)	$144,000

18. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), our President, Chief Operating Officer and Chief Financial Officer, the Company’s principal financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were effective at the reasonable assurance level.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2011.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2012 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2012 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2012 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2012 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2012 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The financial statements together with the report of Travis Wolff, LLP dated March 15, 2012 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	Amended and Restated By-laws of American Locker Group Incorporated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.4	Contract of Sale in Lieu of Condemnation dated September 18, 2009 between Altreco, Inc. and the City of Grapevine, Texas	Exhibit to Form 10-K for year ended December 31, 2008

10.5	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2009

10.6	Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2010

10.7	Lease Agreement dated November 16, 2010 between American Locker Group and BV DFWA I, LP	Exhibit to Form 10-K for year ended December 31, 2010

10.8	Amendment dated October 27, 2011 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Filed herewith

10.9	First Amendment to Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

March 15, 2012	By:	/s/ PAUL M. ZAIDINS
Paul M. Zaidins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. HARRIS John E. Harris	Non-Executive Chairman	March 15, 2012

/s/ PAUL M. ZAIDINS Paul M. Zaidins	Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ DAVID C. SHIRING David C. Shiring	Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/s/ CRAIG R. FRANK Craig R. Frank	Director	March 15, 2012

/s/ GRAEME L. JACK Graeme L. Jack	Director	March 15, 2012

/s/ ANTHONY B. JOHNSTON Anthony B. Johnston	Director	March 15, 2012

/s/ PAUL B. LUBER Paul B. Luber	Director	March 15, 2012

/s/ MARY A. STANFORD Mary A. Stanford	Director	March 15, 2012

/s/ ALLEN D. TILLEY Allen D. Tilley	Director	March 15, 2012

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Year ended 2011
Allowance for Doubtful Accounts		$134,000	$23,000	$(8,000)	$149,000
Reserve for Inventory Valuation		753,000	45,000	(105,000)	693,000
Deferred income tax valuation allowance		758,000		(59,000)	699,000
Year ended 2010
Allowance for Doubtful Accounts		$216,000	$31,000	$(113,000)	$134,000
Reserve for Inventory Valuation		916,000		(163,000)	753,000
Deferred income tax valuation allowance		713,000	45,000	—	758,000
Year ended 2009
Allowance for Doubtful Accounts		$180,000	$36,000	$—	$216,000
Reserve for Inventory Valuation		1,336,000	62,000	(482,000)	916,000
Deferred income tax valuation allowance		715,000	—	(2,000)	713,000