Form 10-Q
period 2012-03-31
AMERICAN LOCKER GROUP INC
filed 2012-05-14
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,683,985 shares of common stock, par value $1.00, issued and outstanding as of March 31, 2012.

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

The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2011 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$427,885	$525,632
Accounts receivable, less allowance for doubtful accounts of approximately $158,000 in 2012 and $149,000 in 2011	1,791,640	1,754,959
Inventories, net	2,657,831	2,845,563
Prepaid expenses	319,406	330,403
Deferred income taxes	273,874	278,437

Total current assets	5,470,636	5,734,994

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	802,114	754,922
Machinery and equipment	10,944,866	10,891,820

	11,747,480	11,647,242
Less allowance for depreciation and amortization	(8,298,592)	(8,087,988)

	3,448,888	3,559,254
Other noncurrent assets	47,268	47,259
Deferred income taxes	733,093	727,118

Total assets	$9,699,885	$10,068,625

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2012 (Unaudited)	December 31, 2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,521,525	$2,025,656
Commissions, salaries, wages, and taxes thereon	155,819	162,507
Income taxes payable	3,397	69,718
Revolving line of credit	800,000	700,000
Current portion of long-term debt	200,000	200,000
Other accrued expenses	717,471	491,188

Total current liabilities	3,398,212	3,649,069

Long-term liabilities:
Long-term debt, net of current portion	550,000	600,000
Pension and other benefits	2,051,754	2,051,054

	2,601,754	2,651,054
Total liabilities	5,999,966	6,300,123

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000 Issued shares – 1,875,985 in 2012 and 1,871,999 in 2011; Outstanding shares – 1,683,985 in 2012 and 1,679,999 in 2011	1,875,985	1,871,999
Other capital	285,994	284,478
Retained earnings	4,915,881	5,001,097
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,265,941)	(1,277,072)

Total stockholders’ equity	3,699,919	3,768,502

Total liabilities and stockholders’ equity	$9,699,885	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$3,267,081	$2,849,711
Cost of products sold	2,342,707	2,050,440

Gross profit	924,374	799,271
Selling, general and administrative expenses	1,034,682	978,084

Total operating loss	(110,308)	(178,813)

Other income (expense):
Interest income	7	8
Other income (expense) – net	(9,320)	(11,823)
Interest expense	(28,760)	(13,477)

Total other income (expense)	(38,073)	(25,292)

Loss before income taxes	(148,381)	(204,105)
Income tax (expense) benefit	63,163	(6,736)

Net loss	$(85,218)	$(210,841)

Weighted average common shares:
Basic	1,679,999	1,642,106

Diluted	1,679,999	1,642,106

Loss per share of common stock:
Basic	$(0.05)	$(0.13)

Diluted	$(0.05)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(85,218)	$(210,841)

Other comprehensive income:
Foreign currency translation adjustment	20,018	15,629
Adjustment to minimum pension liability, net of tax effect of $3,499 in 2012 and $3,445 in 2011	(8,887)	(5,168)

Other comprehensive income	11,131	10,461

Total comprehensive loss	(74,087)	(200,380)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(85,218)	$(210,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181,757	157,445
Provision for uncollectible accounts	10,500	10,500
Equity based compensation	5,500	21,100
Deferred income taxes	(3,498)	(2,886)
Changes in assets and liabilities:
Accounts receivable	(74,195)	815,218
Inventories	187,863	(78,473)
Prepaid expenses	11,438	50,866
Accounts payable and accrued expenses	(254,685)	(322,461)
Pension and other benefits	(919)	15,803
Income taxes	(66,321)	4,079

Net cash (used in) provided by operating activities	(87,778)	460,350
Investing activities
Purchase of property, plant and equipment	(66,885)	(289,377)

Net cash used in investing activities	(66,885)	(289,377)
Financing activities
Long-term debt payments	(50,000)	(50,000)
Borrowing on line of credit	100,000	—

Net cash provided by (used in) financing activities	50,000	(50,000)
Effect of exchange rate changes on cash	6,916	11,222

Net increase (decrease) in cash and cash equivalents	(97,747)	132,195
Cash and cash equivalents at beginning of period	525,632	649,952

Cash and cash equivalents at end of period	$427,885	$782,147

Supplemental cash flow information:
Cash paid for:
Interest	$24,577	$13,181

Income taxes	$3,158	$2,330

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company was entitled to continue to occupy the facility, through December 31, 2010 at no cost. The City further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through June 2011. During May 2011, the Company relocated its corporate headquarters and primary manufacturing facility from Grapevine, Texas to a new 100,500 sq. ft. building in DFW Airport, Texas. The Company received a $341,000 payment towards the moving costs at closing which was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income.” Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.

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

4. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished products	$140,985	$321,378
Work-in-process	817,058	862,000
Raw materials	1,699,788	1,662,185

Net inventories	$2,657,831	$2,845,563

5. Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2012 and 2011 was -43.7% and 3.3%, respectively. The difference in the effective rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting and the reversal of a previously accrued tax provision. During the first quarter of 2012, certain statutes of limitations expired. As a result, in the first quarter of 2012, the Company reduced its income tax payable and tax provision by a net favorable amount of $69,791.

6. Stockholders’ Equity

On March 31, 2012, the Company issued 3,986 shares of common stock to non-employee directors and increased other capital by $1,516, representing compensation expense of $5,502. Changes in stockholders’ equity were also due to comprehensive loss of $74,087.

7. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Service cost	$5,250	$5,275	$—	$—
Interest cost	42,500	43,050	14,666	19,258
Expected return on plan assets	(40,250)	(35,525)	(18,383)	(21,134)
Net actuarial loss	—	—	8,480	3,497
Amortization	23,500	12,825	—	—

Net periodic benefit cost	$31,000	$25,625	$4,763	$1,621

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

The fair value hierarchy of the plan assets are as follows:

		March 31, 2012
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	—	$76,057
Mutual funds	Level 1	—	1,219,093
Pooled separate accounts	Level 2	$2,203,978	—

Total		$2,203,978	$1,295,150

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

For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

8. Earnings Per Share

The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$(85,218)	$(210,841)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,679,999	1,642,106

Income (loss) per common share (basic and diluted):	$(0.05)	$(0.13)

The Company had 12,000 stock options outstanding at March 31, 2012 and 2011, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

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

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 27, 2012. The Company will pay interest only on the Draw Note through November 26, 2012, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2015. As of March 31, 2012, there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of March 31, 2012, there was $800,000 outstanding on the Line of Credit.

The outstanding principal balances of the Line of Credit, the Draw Note and the Term Loan bear interest at the one-month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due at maturity, or December 8, 2012. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.

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

10. Restructuring

As a result of the economic crisis, the Company implemented a restructuring in January 2009 to rationalize its cost structure in an uncertain economic environment. The restructuring included the elimination of approximately 50 permanent and temporary positions (a reduction of approximately 40% of the Company’s workforce) as well as an across the board 10% reduction in wages and a 15% reduction in the base fee paid to members of the Company’s Board of Directors. These reductions resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. As of March 31, 2012, the remaining balance of these payments is expected to be made over the next three months. Additionally, the Company expects to incur $100,000 in relocation expenses, which has not been accrued for, when it relocates its Ellicottville, New York operations to Texas during 2012. The restructuring and relocation is expected to result in approximately $240,000 in annual savings when completed. To implement the January 2009 restructuring plan, management anticipates incurring aggregate impairment charges and costs of $396,000, of which $296,000 have been previously incurred. Accrued restructuring expenses of $111,700 are included in “Other accrued expenses” in the Company’s consolidated balance sheet.

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended March 31, 2012:

	December 31, 2011	Expense	Payment/Charges	March 31, 2012
Severance	$111,000	—	$(11,300)	$99,700
Other	12,000	—	—	12,000

Total	$123,000	—	$(11,300)	$111,700

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations — Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Overall Results

The financial market and economic turmoil and the related disruption of the credit markets, which caused a significant slowdown in new construction of multifamily and commercial buildings, starting in the second half of 2008 and continuing to the present, has continued to constrain revenue growth in 2012. The economic crisis has also negatively impacted our customers in the travel and recreation industries. New construction in these markets is a key driver of revenue for the Company.

Consolidated net sales for the first quarter of 2012 reflect an increase in net sales of $417,370 to $3,267,081 when compared to net sales of $2,849,711 for the same period of 2011, representing a 14.6% increase. Pre-tax operating results improved to a pre-tax loss of $148,381 for the first quarter of 2012 from a pre-tax loss of $204,105 for the first quarter of 2011. After-tax operating results improved to net loss of $85,218 for the first quarter of 2012 from a net loss of $210,841 for the first quarter of 2011. Net loss per share (basic and diluted) was $0.05 in the first quarter of 2012, an improvement from a net loss per share (basic and diluted) of $0.13 for the first quarter of 2011.

Net Sales

Consolidated net sales for the three months ended March 31, 2012 were $3,267,081, an increase of $417,370, or 14.6%, compared to net sales of $2,849,711 for the same period of 2011. Sales of lockers for the three months ended March 31, 2012 were $2,320,745, an increase of $460,111, or 24.7%, compared to sales of $1,860,634 for the same period of 2011. The increase is primarily attributable to improved sales efforts resulting from the Company’s reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors.

Concession revenue for the three months ended March 31, 2012 was $313,011, an increase of $53,378 or 20.6% from concession revenue of $259,633 for the same period of 2011. The concession revenue increase was driven by concession revenue generated from the addition of a second theme park in Hong Kong coupled with year-over-year revenue growth at existing customers. Additionally, sales of mailboxes were $437,502 for the three months ended March 31, 2012, a decrease of $217,868, or 33.2%, compared to sales of $655,370 for the same period of 2011. Decreased mailbox sales were the result of continued sluggish new construction.

Sales of contract manufacturing services were $195,823 for the three months ended March 31, 2012, compared to $74,074 for the same period of 2011. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured overseas. This process improves quality, reduces lead time and reduces total costs for the end user.

	Three Months Ended March 31,		Percentage Increase/(Decrease)
	2012	2011
Lockers	$2,320,745	$1,860,634	24.7%
Mailboxes	437,502	655,370	(33.2)%
Contract manufacturing	195,823	74,074	164.4%
Concession revenues	313,011	259,633	20.6%

Total	$3,267,081	$2,849,711	14.6%

Gross Margin

Consolidated gross margin for the three months ended March 31, 2012 was $925,041, or 28.3% of net sales, compared to $799,271, or 28.0% of net sales, for the same period of 2011, an increase of $125,770, or 15.7%. The increase in cost of products sold was primarily due to material costs increasing 330 basis points as a percent of revenue and the commencement of rent at the new facility and increased depreciation expense related to leasehold improvements and additional equipment at the new facility.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2012 decreased to 31.7% of net revenue from 34.3% compared to the same period in 2011. SG&A expense increased $56,598 or 5.8% to $1,034,682 compared to $978,084 in the same period of 2011. The increase resulted from an increase in legal fees, pension expense, and freight out expense of approximately $44,000, $21,000 and $24,000, respectively. Offsetting the increased expense were reductions in outside contractor, audit, travel and stockholder relation costs totaling approximately $35,000 respectively.

Interest Expense

Interest expense for the three month period ended March 31, 2012 was $28,760, an increase of $15,283, or 113.4%, compared to interest expense of $13,477 for the same period of 2011. This increase was the result of higher average borrowings during 2012 as compared to 2011 under the loan agreement with Bank of America Merrill Lynch.

Income Taxes

For the first quarter of 2012, the Company recorded income tax benefit of $63,163 compared to income tax expense of $6,736 for the same period of 2011. The Company’s effective tax rate on earnings was approximately-43.7% and 3.3% in the first quarter of 2012 and 2011, respectively. The difference in the effective rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting. During the first quarter of 2012, certain statutes of limitations expired resulting in a decrease in income tax payable and a favorable tax provision of $68,791.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(85,218)	$(210,841)
Income tax expense (benefit)	(63,163)	6,736
Interest expense	28,760	13,477
Depreciation and amortization expense	181,757	157,445
Equity based compensation	5,500	21,100

Adjusted EBITDA	$67,636	$(12,083)
Adjusted EBITDA as a percentage of revenues	2.1%	(0.4)%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of March 31, 2012	As of December 31, 2011
Current Ratio	1.61 to 1	1.57 to 1
Working Capital	$2,072,423	$2,085,925

The Company’s capital expenditures approximated $67,000 and $1,228,000 for the three months ended March 31, 2012 and twelve months ended December 31, 2011, respectively. The majority of the capital expenditures in 2011 were related to the relocation of our headquarters and equipment purchases to support our concession contracts. Relocation related capital expenditures are complete. Except for capital expenditures to support future concession contracts, the Company expects future capital expenditures to be lower than the amounts expended in 2011.

The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the Line of Credit and available Draw Note.

Expected uses of cash in fiscal 2012 include funds required to support the Company’s operating activities, growth of concession business, capital expenditures, relocation of the Company’s facilities in New York and contributions to the Company’s defined benefit pension plans.

The Company has taken steps to enhance its liquidity position by entering into the new Loan Agreement, which expands the Company’s ability to leverage accounts receivable and inventory. The Company’s plans to manage its liquidity position in 2012 by maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and reducing inventory levels by increasing sales and using excess capacity to manufacture products for third parties.

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

Effect of New Accounting Guidance

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of 2012. Upon adoption, the Company elected the two-statement approach and presents a separate consolidated statement of comprehensive loss.

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginnings after December 15, 2011. The Company adopted ASU 2011-08 in the first quarter of 2012. The adoption had no impact on the Company’s consolidated financial statements.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 7.8% of the Company’s aggregate net assets at March 31, 2012. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2012. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities

In March 2012, the Company granted a total of 3,986 shares of common stock to non-employee directors. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

Item 6. Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

AMERICAN LOCKER GROUP INCORPORATED

May 14, 2012	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
Chief Executive Officer

May 14, 2012	By:	/s/ David C. Shiring
David C. Shiring
Chief Financial Officer