Form 10-Q
period 2012-06-30
AMERICAN LOCKER GROUP INC
filed 2012-08-14
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,683,985 shares of common stock, par value $1.00, issued and outstanding as of August 13, 2012.

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

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$297,824	$525,632
Accounts receivable, less allowance for doubtful accounts of approximately $158,000 in 2012 and $149,000 in 2011	2,059,867	1,754,959
Inventories, net	2,563,858	2,845,563
Prepaid expenses	480,436	330,403
Deferred income taxes	369,224	278,437

Total current assets	5,771,209	5,734,994

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	825,857	754,922
Machinery and equipment	10,904,383	10,891,820

	11,730,740	11,647,242
Less allowance for depreciation and amortization	(8,444,891)	(8,087,988)

	3,285,849	3,559,254
Other noncurrent assets	47,268	47,259
Deferred income taxes	636,019	727,118

Total assets	$9,740,345	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2012 (Unaudited)	December 31, 2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,463,289	$1,627,489
Customer deposits	200,349	398,167
Commissions, salaries, wages, and taxes thereon	136,374	162,507
Income taxes payable	3,397	69,718
Revolving line of credit	900,000	700,000
Current portion of long-term debt	200,000	200,000
Other accrued expenses	761,048	491,188

Total current liabilities	3,664,457	3,649,069

Long-term liabilities:
Long-term debt, net of current portion	500,000	600,000
Pension and other benefits	2,025,196	2,051,054

	2,525,196	2,651,054

Total liabilities	6,189,653	6,300,123

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,875,985 in 2012 and 1,871,999 in 2011; Outstanding shares – 1,683,985 in 2012 and 1,679,999 in 2011	1,875,983	1,871,999
Other capital	285,994	284,478
Retained earnings	4,771,285	5,001,097
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,270,570)	(1,277,072)

Total stockholders’ equity	3,550,692	3,768,502

Total liabilities and stockholders’ equity	$9,740,345	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net sales	$6,398,858	$6,159,051

Cost of products sold	4,442,334	4,211,195

Gross profit	1,956,524	1,947,856

Selling, general and administrative expenses	1,954,084	2,050,821

Restructuring costs	217,739	—

Total operating loss	(215,299)	(102,965)

Other income (expense):
Interest income	7	74
Other income (expense) – net	(14,716)	130,670
Interest expense	(56,790)	(27,861)

Total other income (expense)	(71,499)	102,883

Loss before income taxes	(286,798)	(82)
Income tax benefit (expense)	56,976	(69,778)

Net loss	$(229,822)	$(69,860)

Weighted average common shares:
Basic	1,681,992	1,648,313

Diluted	1,681,992	1,648,313

Loss per share of common stock:
Basic	$(0.14)	$(0.04)

Diluted	$(0.14)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net sales	$3,131,777	$3,309,340

Cost of products sold	2,099,627	2,160,755

Gross profit	1,032,150	1,148,585

Selling, general and administrative expenses	919,402	1,072,737

Restructuring costs	217,739	—

Total operating (loss) profit	(104,991)	75,848

Other income (expense):
Interest income	—	66
Other income (expense) – net	(5,396)	142,493
Interest expense	(28,030)	(14,384)

Total other income (expense)	(33,426)	128,175

Net (loss) income before income taxes	(138,417)	204,023
Income tax expense	(6,187)	(63,042)

Net (loss) income	$(144,604)	$140,981

Weighted average common shares:
Basic	1,683,985	1,654,519

Diluted	1,683,985	1,654,519

(Loss) income per share of common stock:
Basic	$(0.09)	$0.09

Diluted	$(0.09)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net loss	$(229,822)	$(69,860)
Other comprehensive income:
Foreign currency translation adjustment	4,550	13,144
Adjustment to minimum pension liability, net of tax effect of $769 in 2012 and $(2,905) in 2011	1,953	(4,343)

Other comprehensive income	6,503	8,801

Total comprehensive loss	(223,319)	(61,059)

	Three Months Ended June 30,
	2012	2011
Net income	$(144,604)	$140,981
Other comprehensive income:
Foreign currency translation adjustment	(15,468)	(2,485)
Adjustment to minimum pension liability, net of tax effect of $4,268 in 2012 and $550 in 2011	10,840	825

Other comprehensive loss	(4,628)	(1,660)

Total comprehensive income	(149,232)	139,321

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(229,822)	$(69,860)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	363,625	322,605
Provision for uncollectible accounts	21,000	21,000
Equity based compensation	5,500	30,100
Deferred income taxes	770	56,645
Changes in assets and liabilities:
Accounts receivable	(355,730)	898,670
Inventories	281,504	(243,203)
Prepaid expenses	(150,224)	(39,713)
Deferred revenue	—	(331,000)
Accounts payable, customer deposits and accrued expenses	87,853	(235,504)
Pension and other benefits	(25,503)	101
Income taxes	(66,321)	4,079

Net cash (used in) provided by operating activities	(243,054)	413,920

Investing activities
Purchase of property, plant and equipment	(90,240)	(884,622)

Net cash used in investing activities	(90,240)	(884,622)

Financing activities
Long-term debt payments	(100,000)	(100,000)
Borrowing on line of credit	200,000	500,000

Net cash provided by financing activities	100,000	400,000
Effect of exchange rate changes on cash	5,486	10,075

Net decrease in cash and cash equivalents	(227,808)	(60,627)
Cash and cash equivalents at beginning of period	525,632	649,952

Cash and cash equivalents at end of period	$297,824	$589,325

Supplemental cash flow information:
Cash paid for:
Interest	$52,191	$27,603

Income taxes	$15,210	$6,390

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Certain 2011 financial statement line items have been reclassified to conform to the current year’s presentation.

2. Sale of Property

During May 2011, the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, Texas to a new 100,500 sq. ft. building in DFW Airport, Texas. The Company sold its prior location to the City of Grapevine (the “City”) in 2009 and, as part of that transaction, the City provided a $341,000 relocation allowance to offset the moving costs. This relocation allowance was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against such deferred revenue in the second quarter of 2011 and the remaining $129,232 in relocation allowance was recorded as “Other income” in the second quarter of 2011. Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes.

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

4. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished products	$294,827	$321,378
Work-in-process	669,995	862,000
Raw materials	1,599,036	1,662,185

Net inventories	$2,563,858	$2,845,563

5. Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the six months ended June 30, 2012 and 2011 was (19.9%) and 852.1%. The difference in the effective rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting, increases in the valuation allowance of $95,410 and $46,237 for the six months ended June 30, 2012 and 2011, respectively, and the reversal of a previously accrued tax provision. During the first six months of 2012, certain statutes of limitations expired. As a result, in the first six months of 2012, the Company reduced its income tax payable and tax provision by a net favorable amount of $69,791.

6. Stockholders’ Equity

On March 31, 2012, the Company issued 3,986 shares of common stock to non-employee directors and increased other capital by $1,516, which represents a compensation expense of $5,502.

Effective May 25, 2012, the board of directors will no longer have the option of receiving common stock in lieu of cash compensation as director’s fees. As a result, the Company did not issue any shares of common stock to directors in the second quarter of 2012.

7. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Service cost	$10,500	$10,550	$—	$—
Interest cost	85,000	86,100	37,840	38,883
Expected return on plan assets	(80,500)	(71,050)	(41,525)	(42,670)
Net actuarial loss	—	—	6,871	7,061
Amortization	47,000	25,650	—	—

Net periodic benefit cost	$62,000	$51,250	$3,186	$3,274

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Service cost	$5,250	$5,275	$—	$—
Interest cost	42,500	43,050	18,884	19,625
Expected return on plan assets	(40,250)	(35,525)	(20,723)	(21,536)
Net actuarial loss	—	—	3,429	3,564
Amortization	23,500	12,825	—	—

Net periodic benefit cost	$31,000	$25,625	$1,590	$1,653

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

The fair value hierarchy of the plan assets are as follows:

		June 30, 2012
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$213,280	$65,469
Mutual funds	Level 1	257,961	1,190,800
Corporate/Government Bonds	Level 1	712,292	—

Equities	Level 1	1,033,920	—

Total		$2,217,453	$1,256,269

On April 15, 2012, the Company transferred its US pension plan assets to Bank of America Merrill Lynch (“BAML”). It was previously being managed by Metlife. As a result of this change, $2,203,978 of Level 2 assets were transferred to Level 1.

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

8. Earnings Per Share

The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30,
	2012	2011
Numerator:
Net loss	$(229,822)	$(69,860)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,681,992	1,648,313

Loss per common share (basic and diluted):	$(0.14)	$(0.04)

	Three Months Ended June 30,
	2012	2011
Numerator:
Net (loss) income	$(144,604)	$140,981

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,683,985	1,654,519

(Loss) income per common share (basic and diluted):	$(0.09)	$0.09

The Company had 12,000 stock options outstanding at June 30, 2012 and at June 30, 2011. These options were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

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

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 27, 2012. The Company will pay interest only on the Draw Note through November 26, 2012, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2015. As of June 30, 2012, there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of June 30, 2012, there was $900,000 outstanding on the Line of Credit.

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

10. Restructuring

As a result of the economic crisis, in January 2009 the Company restructured to rationalize its cost structure in an uncertain economic environment. The restructuring planned for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This resulted in severance and payroll charges during the year ended December 31, 2009 of $264,000. The remaining December 31, 2011 balance of $123,000 of these payments is expected to be made over the next six months.

During the second quarter of 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move and recognize the anticipated cost savings. As a result, the Company recorded a restructuring charge of approximately $174,000. Additionally, in the six months ended June 30, 2012, the Company expensed approximately $43,700 of related moving expenses, bringing the total moving expense recorded to $217,700.

In the six month period ending June 30, 2012 the Company expensed $43,739 of related moving expense. The Company expects to incur an additional $50,000 in relocation expenses during the third quarter of 2012. This amount is not accrued at June 30, 2012.

When completed, the restructuring and relocation is expected to result in approximately $240,000 in annual savings. Accrued restructuring expenses of $236,400 are included in “Other accrued expenses” in the Company’s consolidated balance sheet, while the $89,000 increase to inventory obsolescence is included in “Inventory Reserve.”

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the six months ended June 30, 2012:

	December 31, 2011	2012 Expense	Payment	June 30, 2012
Severance	$111,000	$43,000	$(15,300)	$138,700
Professional fees	—	42,000	—	42,000
Inventory	—	89,000		89,000
Other	12,000	43,700	—	55,700

Total	$123,000	$217,700	$(15,300)	$325,400

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended June 30, 2012:

	March 31, 2012	2012 Expense	Payment	June 30, 2012
Severance	$99,700	$43,000	$(4,000)	$138,700
Professional fees	—	42,000	—	42,000
Inventory	—	89,000		89,000
Other	12,000	43,700	—	55,700

Total	$111,700	$217,700	$(4,000)	$325,400

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

Results of Operations — the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Overall Results and Outlook

Consolidated net sales for the first six months of 2012 reflect an increase of $239,807, as compared to 2011, to $6,398,858, representing a 3.9% increase. This increase was primarily attributable to increases in contract manufacturing revenue as well as increased concession revenue from the Disney and Ocean Park agreements. Pre-tax operating results declined to a pre-tax loss of $286,798 for the first six months of 2012 from pre-tax loss of $82 for the first six months of 2011. After tax operating results declined to a net loss of $229,822 for the first six months of 2012 from a net loss of $69,860 for the first six months of 2011. Net loss per share (basic and diluted) was $0.14 in the first six months of 2012, a $0.10 decline from a net loss per share (basic and diluted) of $0.04 for the first six months of 2011.

Net Sales

Consolidated net sales for the six months ended June 30, 2012 were $6,398,858, an increase of $239,807, or 3.9%, compared to net sales of $6,159,051 for the same period of 2011. Sales of lockers for the six months ended June 30, 2012 were $4,303,214, a decrease of $95,491, or 2.2%, compared to locker sales of $4,398,705 for the same period of 2011.

Sales

Sales of mailboxes were $917,028 for the six months ended June 30, 2012, a decrease of $145,473, or 13.7%, compared to mailbox sales of $1,062,501 for the same period of 2011. Decreased mailbox sales were the result of decreased sales of Horizontal 4c and 2b+ mailboxes to distributors.

Sales of contract manufacturing services were $526,552 for the six months ended June 30, 2012 compared to $136,618 for the same period of 2011. This increase was primarily due to increased sales of electrical enclosures and fabricated parts to existing and new customers.

Concession revenue for the six months ended June 30, 2012 was $652,064, an increase of $90,837 or 16.2% from concession revenue of $561,227 for the same period of 2011. The concession revenue increase was driven by the inception of the Ocean Park concession contract, as well as year-over-year increase at Disneyland California.

	Six Months Ended June 30,		Percentage
	2012	2011	Increase/(Decrease)
Lockers	$4,303,214	$4,398,705	(2.2)%
Mailboxes	917,028	1,062,501	(13.7)%
Contract manufacturing	526,552	136,618	285.4%
Concession revenues	652,064	561,227	16.2%

Total	$6,398,858	$6,159,051

Gross Margin

Consolidated gross margin for the six months ended June 30, 2012 was $1,956,524, or 30.6% of net sales, compared to $1,947,856, or 31.6% of net sales, for the same period of 2011, an increase of $8,668, or 0.4%. Gross margin as a percentage of net sales decreased by 100 basis points from 2011 due to the increase in contract manufacturing revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $1,954,084 or 30.5% of net sales, compared to $2,050,821 or 33.3% of net sales for the same period of 2011, a decrease of $96,737, or 4.7%. The decrease was primarily due to decreases in marketing, travel and audit expenses of approximately $27,000, $29,000 and $20,000, respectively, for the six months ended June 30, 2012, as compared to the same period in 2011.

Restructuring Costs

During the first six months of 2012, the Company commenced the Ellicottville relocation, resulting in the realization of discontinued inventory, severance and professional fee expenses to complete the move and recognize the anticipated cost savings. As a result, the Company recorded a restructuring charge of $217,739. See Note 10, Restructuring.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $56,790, an increase of $28,929, or 103.8%, compared to interest expense of $27,861 for the same period of 2011. This increase is due to a larger draw on the line of credit with Bank of America Merrill Lynch compared to the same period in 2011.

Other Income (expense) - net

During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.

The Company sold its prior location to the City of Grapevine (“the City”) in 2009, and as part of the transaction, the City provided a $341,000 relocation allowance to offset the moving costs. This relocation allowance was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in the second quarter of 2011 and the remaining $129,232 was recorded as an increase to “Other Income” in the second quarter of 2011. See Note 2 to the consolidated financial statements.

Income Taxes

For the six months ended June 30, 2012, the Company recorded an income tax benefit of $56,976, compared to an income tax expense of $69,778 for the same period of 2011. The Company’s effective tax rate differs significantly from the statutory rate primarily due to an increase in the valuation allowance of $95,410, as well as permanent timing differences between expenses recorded for financial and tax reporting. In addition, during the first quarter of 2012, certain statutes of limitations expired resulting in a decrease in income tax payable and a favorable tax provision of $69,791.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Six Months Ended June 30,
	2012	2011
Net loss	$(229,822)	$(69,860)
Income tax expense (benefit)	(56,976)	69,778
Interest expense	56,790	27,861
Other expense	14,716	—

Other income (move allowance in excess of expense)	—	(126,683)
Restructuring costs	217,739	—
Depreciation and amortization expense	363,625	322,605
Equity based compensation	5,500	30,100

Adjusted EBITDA	$371,572	$253,800
Adjusted EBITDA as a percentage of revenues	5.8%	4.2%

Results of Operations — Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Overall Results and Outlook

Consolidated net sales for the second quarter of 2012 reflect a decrease in net sales of $177,563 to $3,131,777 when compared to net sales of $3,309,340 for the same period of 2011, representing a 5.4% decrease. Pre-tax operating results declined to a pre-tax loss of $138,417 for the second quarter of 2012 from a pre-tax profit of $204,023 for the second quarter of 2011. After tax operating results declined to a net loss of $144,604 for the second quarter of 2012 from a net income of $140,981 for the second quarter of 2011. Net loss per share (basic and diluted) was $0.09 in the second quarter of 2012, a decline from a net income per share (basic and diluted) of $0.09 for the second quarter of 2011.

Net Sales

Consolidated net sales for the three months ended June 30, 2012 were $3,131,777, a decrease of $177,563, or 5.4%, compared to net sales of $3,309,340 for the same period of 2011. This was primarily due to locker orders in backlog shipping in July 2012 rather than June 2012. Approximately $90,000 in scheduled June 2012 locker shipments was delayed as a result of waiting for delivery of new keypads from a sole source vendor. Further, the product mix changed rapidly generating a demand for welding capacity faster than the Company could hire welders. The Company hired additional staff to address the issue in July 2012.

Sales of lockers for the three months ended June 30, 2012 were $1,982,469, a decrease of $555,602, or 21.9%, compared to sales of $2,538,071 for the same period of 2011. The decrease is primarily attributable to the vendor part issue mentioned above. Further, some orders were shipped in Q1 as evidenced by Q1 locker sales being $460,111, or 24.7%, above 2011 levels.

Sales of mailboxes were $479,526 for the three months ended June 30, 2012, an increase of $72,395, or 17.8%, compared to sales of $407,131 for the same period of 2011.

Sales of contract manufacturing services were $330,729 for the three months ended June 30, 2012 compared to $62,544 for the same period of 2011. This increase was primarily due to increased sales of electrical enclosures and fabricated parts to existing and new customers.

Concession revenue for the three months ended June 30, 2012 was $339,053, an increase of $37,459 or 12.4% from concession revenue of $301,594 for the same period of 2011. The concession revenue increase was driven by the inception of Ocean Park in November 2011, as well as improved year-over-year revenue at Disneyland California.

	Three Months Ended June 30,		Percentage
	2012	2011	Increase/(Decrease)
Lockers	$1,982,469	$2,538,071	(21.9)%
Mailboxes	479,526	407,131	17.8%
Contract Manufacturing	330,729	62,544	428.8%
Concession Revenues	339,053	301,594	12.4%

Total	$3,131,777	$3,309,340

Gross Margin

Consolidated gross margin for the three months ended June 30, 2012 was $1,032,150, or 33.0% of net sales, compared to $1,148,585, or 34.7% of net sales, for the same period of 2011, a decrease of $116,435, or 10.1%. The decrease in gross margin as a percentage of sales was primarily due to an increase in depreciation expense of $41,020 resulting from installing new manufacturing equipment at the DFW Airport location. Gross margin as a percentage of sales decreased by 170 basis points due to the increased contract manufacturing revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $919,402 or 29.4% of net sales, compared to $1,072,737, or 32.4% of net sales for the same period of 2011, a decrease of $153,335, or 14.3%. The decrease in SG&A as a percentage of sales is primarily a result of decreased freight, travel, vacation, marketing and audit expense.

Restructuring Costs

During the second quarter of 2012, the Company commenced the Ellicottville relocation, resulting in the realization of discontinued inventory, severance and professional fee expenses to complete the move. As a result, the Company recorded a restructuring charge of $217,700. See Note 10, Restructuring.

Interest Expense

Interest expense for the three month period ended June 30, 2012 was $28,030, an increase of $13,646, or 94.9%, compared to interest expense of $14,384 for the same period of 2011. This increase is due to larger borrowings on the line of credit with Bank of America Merrill Lynch.

Other Income (expense) - net

On May 1, 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.

The Company sold its prior location to the City of Grapevine (“the City”) in 2009 and, as part of the transaction the City provided a $341,000 relocation allowance to offset moving costs. This relocation allowance was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in the second quarter of 2011 and the remaining $129,232 was recorded as an increase to “Other Income” in the second quarter of 2011. See Note 2 to the consolidated financial statements.

Income Taxes

For the second quarter of 2012, the Company recorded an income tax expense of $6,187 compared to an income tax expense of $63,042 for the same period of 2011. The Company’s effective tax rate on earnings was approximately (4.4%) and 30.9% in the second quarter of 2012 and 2011, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance of $64,194.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended June 30,
	2012	2011
Net (loss) income	$(144,604)	$140,981
Income tax expense	6,187	63,042
Interest expense	28,030	14,384
Other expense	5,396	—
Other income (move allowance in excess of expense)	—	(123,683)
Restructuring costs	217,739	—
Depreciation and amortization expense	181,868	165,160
Equity based compensation	—	9,000

Adjusted EBITDA	$294,616	$268,884
Adjusted EBITDA as a percentage of revenues	9.4%	8.1%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30,	As of December 31,
	2012	2011
Current Ratio	1.57 to 1	1.57 to 1
Working Capital	$2,106,752	$2,085,925

The Company’s capital expenditures approximated $90,000 and $1,228,000 for the six months ended June 30, 2012 and twelve months ended December 31, 2011, respectively. The significant decrease in capital expenditures was a result of larger 2011 capital expenditures due to the relocation of our headquarters and required equipment to support concession contracts.

In addition to cash flow from operations, the Company’s primary sources of liquidity include available cash and cash equivalents and borrowings available under the Line of Credit.

Expected uses of cash in fiscal 2012 include funds required to support the Company’s operating activities, capital expenditures and contributions to the Company’s defined benefit pension plans.

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

Unregistered Sale of Equity Securities

In March 2012, the Company granted a total of 3,986 shares of common stock to non-employee directors and an officer. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

The Company did not grant any shares of common stock to non-employee directors in the second quarter of 2012.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 8.1% of the Company’s aggregate net assets at June 30, 2012. Presently, management does not hedge its foreign currency risk.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2012. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL EXTENSION SCHEMA DOCUMENT

101.CAZ	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABELS LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

August 14, 2012	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
Chief Executive Officer

August 14, 2012	By:	/s/ David C. Shiring
David C. Shiring
Chief Financial Officer