Form 10-Q
period 2012-09-30
AMERICAN LOCKER GROUP INC
filed 2012-11-16
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,683,985 shares of common stock, par value $1.00, issued and outstanding as of November 14, 2012.

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

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012 (Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$275,907	$525,632
Accounts receivable, less allowance for doubtful accounts of approximately $166,000 in 2012 and $149,000 in 2011	2,046,314	1,754,959
Inventories, net	2,703,780	2,845,563
Prepaid expenses	459,626	330,403
Deferred income taxes	336,951	278,437

Total current assets	5,822,578	5,734,994

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	953,055	754,922
Machinery and equipment	10,989,557	10,891,820

	11,943,112	11,647,242
Less allowance for depreciation and amortization	(8,689,152)	(8,087,988)

	3,253,960	3,559,254
Other noncurrent assets	47,269	47,259
Deferred income taxes	720,620	727,118

Total assets	$9,844,427	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2012 (Unaudited)	2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,689,808	$1,627,489
Customer deposits	202,587	398,167
Commissions, salaries, wages, and taxes thereon	111,516	162,507
Income taxes payable	3,397	69,718
Revolving line of credit	1,050,000	700,000
Current portion of long-term debt	200,000	200,000
Other accrued expenses	669,143	491,188

Total current liabilities	3,926,451	3,649,069

Long-term liabilities:
Long-term debt, net of current portion	450,000	600,000
Pension and other benefits	1,937,185	2,051,054

	2,387,185	2,651,054

Total liabilities	6,313,636	6,300,123

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,875,985 in 2012 and 1,871,999 in 2011; Outstanding shares – 1,683,985 in 2012 and 1,679,999 in 2011	1,875,985	1,871,999
Other capital	285,994	284,478
Retained earnings	4,771,254	5,001,097
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,290,442)	(1,277,072)

Total stockholders’ equity	3,530,791	3,768,502

Total liabilities and stockholders’ equity	$9,844,427	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net sales	$9,937,688	$9,775,502

Cost of products sold	7,025,060	6,668,041

Gross profit	2,912,628	3,107,461

Selling, general and administrative expenses	2,903,564	3,091,276

Restructuring costs	283,924	—

Total operating loss	(274,860)	16,185

Other income (expense):
Interest income	13,637	82
Other income (expense) – net	9,611	129,187
Interest expense	(84,945)	(46,541)

Total other income (expense)	(61,697)	82,728

Loss before income taxes	(336,557)	98,913
Income tax benefit (expense)	106,713	(45,282)

Net loss	$(229,844)	$53,631

Weighted average common shares:
Basic	1,682,661	1,652,422

Diluted	1,682,661	1,652,422

Loss per share of common stock:
Basic	$(0.14)	$0.03

Diluted	$(0.14)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net sales	$3,538,830	$3,616,451

Cost of products sold	2,582,726	2,456,846

Gross profit	956,104	1,159,605

Selling, general and administrative expenses	949,480	1,040,455

Restructuring costs	66,185	—

Total operating (loss) profit	(59,561)	119,150

Other income (expense):
Interest income	13,630	8
Other income (expense) – net	24,327	(1,483)
Interest expense	(28,155)	(18,680)

Total other income (expense)	9,802	(20,155)

Net (loss) income before income taxes	(49,759)	98,995
Income tax benefit	49,737	24,496

Net (loss) income	$(22)	$123,491

Weighted average common shares:
Basic	1,683,985	1,660,440

Diluted	1,683,985	1,660,440

(Loss) income per share of common stock:
Basic	$(0.00)	$0.07

Diluted	$(0.00)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net loss	$(229,844)	$53,631
Other comprehensive income:
Foreign currency translation adjustment	976	(23,860)
Adjustment to minimum pension liability, net of tax effect of $(5,648) in 2012 and $(2,985) in 2011	(14,346)	5,845

Other comprehensive income	(13,370)	(18,015)

Total comprehensive loss	$(243,214)	$35,616

	Three Months Ended September 30,
	2012	2011
Net (loss) income	$(22)	$123,491
Other comprehensive income:
Foreign currency translation adjustment	(3,574)	(37,004)
Adjustment to minimum pension liability, net of tax effect of $(6,417) in 2012 and $550 in 2011	(16,299)	10,188

Other comprehensive loss	(19,873)	(26,816)

Total comprehensive (loss) income	$(19,895)	$96,675

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(229,844)	$53,631
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	553,574	494,003
Provision for uncollectible accounts	39,000	31,500
Equity based compensation	5,500	37,600
Deferred income taxes	(55,383)	31,650
Changes in assets and liabilities:
Accounts receivable	(263,803)	691,427
Inventories	142,015	(416,887)
Prepaid expenses	(128,363)	1,866
Deferred revenue	—	(341,000)
Accounts payable, customer deposits and accrued expenses	(67,915)	118,768
Pension and other benefits	(116,482)	(174,358)
Income taxes	(66,321)	5,520

Net cash (used in) provided by operating activities	(188,022)	533,720

Investing activities
Purchase of property, plant and equipment	(241,511)	(997,293)

Net cash used in investing activities	(241,511)	(997,293)

Financing activities
Long-term debt payments	(150,000)	(150,000)
Borrowing on line of credit	350,000	500,000

Net cash provided by financing activities	200,000	350,000
Effect of exchange rate changes on cash	(20,192)	4,531

Net decrease in cash and cash equivalents	(249,725)	(109,042)
Cash and cash equivalents at beginning of period	525,632	649,952

Cash and cash equivalents at end of period	$275,907	$540,910

Supplemental cash flow information:
Cash paid for:
Interest	$74,898	$47,036

Income taxes	$15,210	$12,241

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

4. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished products	$482,221	$321,378
Work-in-process	699,359	862,000
Raw materials	1,522,200	1,662,185

Net inventories	$2,703,780	$2,845,563

5. Income Taxes

Provision for income taxes is based upon the estimated annual effective tax rate. The effective tax rate for the nine months ended September 30, 2012 and 2011 was (31.7%) and 45.8%, respectively. The difference in the effective rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting, increases in the valuation allowance of approximately $178,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively, and the reversal of a previously accrued tax provision. During the first nine months of 2012, certain statutes of limitations expired. As a result, in the first nine months of 2012, the Company reduced its income tax payable and tax provision by a net favorable amount of $69,791.

6. Stockholders’ Equity

On March 31, 2012, the Company issued 3,986 shares of common stock to non-employee directors and increased other capital by $1,516, which represents a compensation expense of $5,500.

Effective May 25, 2012, the board of directors will no longer have the option of receiving common stock in lieu of cash compensation as director’s fees. As a result, the Company did not issue any shares of common stock to directors in the second or third quarter of 2012.

7. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Service cost	$15,750	$15,825	$—	$—
Interest cost	127,500	129,150	56,789	58,309
Expected return on plan assets	(120,750)	(106,575)	(62,319)	(63,987)
Net actuarial loss	—	—	10,312	10,588
Amortization	70,500	38,475	—	—

Net periodic benefit cost	$93,000	$76,875	$4,782	$4,910

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Service cost	$5,250	$5,275	$—	$—
Interest cost	42,500	43,050	18,949	19,426
Expected return on plan assets	(40,250)	(35,525)	(20,794)	(21,317)
Net actuarial loss	—	—	3,441	3,527
Amortization	23,500	12,825	—	—

Net periodic benefit cost	$31,000	$25,625	$1,596	$1,636

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

The fair value hierarchy of the plan assets are as follows:

		September 30, 2012
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$306,742	$59,343
Mutual funds	Level 1	268,290	1,259,339
Corporate/Government Bonds	Level 1	682,731	—
Equities	Level 1	1,039,299	—

Total		$2,297,062	$1,318,682

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

8. Earnings Per Share

The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended September 30,
	2012	2011
Numerator:
Net (loss) income	$(229,844)	$53,361

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,682,661	1,652,422

(Loss) income per common share (basic and diluted):	$(0.14)	$0.03

	Three Months Ended September 30,
	2012	2011
Numerator:
Net(loss) income	$(22)	$123,491

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,683,985	1,660,440

(Loss) income per common share (basic and diluted):	$(0.00)	$0.07

The Company had 12,000 stock options outstanding at September 30, 2012 and at September 30, 2011. These options were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

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

On November 9, 2012, the Company entered into a second amendment to the Loan Agreement, which extended availability under the Draw Note, and the maturity date of the Line of Credit, to October 31, 2013.

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 31, 2013. The Company will pay interest only on the Draw Note through November 26, 2013, after which the Company will pay interest and principal so that the balance will be paid in full as of October 27, 2016. As of September 30, 2012, there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of September 30, 2012, there was $1,050,000 outstanding on the Line of Credit.

The outstanding principal balances of the Line of Credit, the Draw Note and the Term Loan bear interest at the one-month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due at maturity, or October 31, 2013. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.

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

10. Restructuring

In 2009, the Company restructured its business operations to rationalize its cost structure in an uncertain economic environment. The restructuring included plans for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in severance and payroll charges during the year ended December 31, 2009 of $264,000. At December 31, 2011 the balance remaining of such payments was $123,000 and the Company expects to make such payment before December 31, 2012.

During the second quarter of 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in June 2012 of approximately $174,000. Additionally, in the nine months ended September 30, 2012, the Company expensed approximately $109,900 of related moving expense, bringing the total expense recorded in 2012 to approximately $283,900.

The Company incurred approximately $66,200 in relocation expenses during the third quarter of 2012, which was not accrued at June 30, 2012.

When completed, the restructuring and relocation is expected to result in approximately $240,000 in annual savings. Accrued restructuring expenses of $130,800 are included in “Other accrued expenses” in the Company’s consolidated balance sheet, while the $89,000 increase to inventory obsolescence is included in “Inventory reserve.”

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the nine months ended September 30, 2012:

	December 31, 2011	2012 Expense	Payment	September 30, 2012
Severance	$111,000	$64,000	$(56,200)	$118,800
Professional fees	—	42,000	(42,000)	—
Inventory	—	89,000	—	89,000
Other	12,000	88,900	(88,900)	12,000

Total	$123,000	$283,900	$(187,100)	$219,800

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended September 30, 2012:

	June 30, 2012	2012 Expense	Payment	September 30, 2012
Severance	$138,700	$21,000	$(40,900)	$118,800
Professional fees	42,000	—	(42,000)	—
Inventory	89,000	—		89,000
Other	55,700	45,200	(88,900)	12,000

Total	$325,400	$66,200	$(171,800)	$219,800

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

Results of Operations — the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Overall Results

Consolidated net sales for the first nine months of 2012 reflect an increase of $162,186, as compared to 2011, to $9,937,688, representing a 1.7% increase. This increase was primarily attributable to increases in contract manufacturing revenue as well as increased concession revenue. Pre-tax operating results declined to a pre-tax loss of $(336,557) for the first nine months of 2012 from pre-tax income of $98,913 for the first nine months of 2011. After tax operating results declined to a net loss of $(229,844) for the first nine months of 2012 from a net income of $53,631 for the first nine months of 2011. Net loss per share (basic and diluted) was $0.14 in the first nine months of 2012, a $0.17 decline from a net income per share (basic and diluted) of $0.03 for the first nine months of 2011.

Net Sales

Consolidated net sales for the nine months ended September 30, 2012 were $9,937,688, an increase of $162,186, or 1.7%, compared to net sales of $9,775,502 for the same period of 2011. Sales of lockers for the nine months ended September 30, 2012 were $6,169,950, a decrease of $851,638, or 12.1%, compared to locker sales of $7,021,588 for the same period of 2011. The decrease was primarily driven by decreased sales of Ambassador and Mini-Check lockers.

Sales of mailboxes were $1,647,121 for the nine months ended September 30, 2012, a decrease of $64,603, or 3.8%, compared to mailbox sales of $1,711,724 for the same period of 2011. Decreased mailbox sales were the result of decreased sales of Horizontal 4c and 2b+ mailboxes to distributors.

Sales of contract manufacturing services were $1,209,726 for the nine months ended September 30, 2012, an increase of $975,833, or 417.2%, compared to $233,893 for the same period of 2011. This increase was primarily due to increased sales of electrical enclosures and fabricated parts to existing and new customers.

Concession revenue for the nine months ended September 30, 2012 was $910,891, an increase of $102,594 or 12.7% from concession revenue of $808,297 for the same period of 2011. The concession revenue increase was driven by the inception of the Ocean Park concession contract in November 2011.

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Increase/(Decrease)	Increase/(Decrease)
Lockers	$6,169,950	$7,021,588	(851,638)	(12.1)%
Mailboxes	1,647,121	1,711,724	(64,603)	(3.8)%
Contract manufacturing	1,209,726	233,893	975,833	417.2%
Concession revenues	910,891	808,297	102,954	12.7%

Total	$9,937,688	$9,775,502	(162,186)	1.7%

Gross Margin

Consolidated gross margin for the nine months ended September 30, 2012 was $2,912,628, or 29.3% of net sales, compared to $3,107,461, or 31.8% of net sales, for the same period of 2011, a decrease of $194,833, or 6.3%. Gross margin as a percentage of net sales decreased by 250 basis points from 2011 due to higher material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $2,903,564 or 29.2% of net sales, compared to $3,091,276 or 31.6% of net sales for the same period of 2011, a decrease of $187,712, or 6.1%. The decrease was primarily due to decreases in marketing, travel, bonus accrual and audit expenses of approximately $43,000, $58,000, $58,000 and $32,000 respectively for the nine months ended September 30, 2012, as compared to the same period in 2011.

Restructuring Costs

During the first nine months of 2012, the Company commenced the Ellicottville relocation, resulting in expenses related to discontinued inventory, severance and professional fee expenses to complete the move and recognize the anticipated cost savings. As a result, the Company recorded a restructuring charge of approximately $283,900. See Note 10, Restructuring.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $84,945, an increase of $38,404, or 82.5%, compared to interest expense of $46,541 for the same period of 2011. This increase is due to a larger average outstanding balance on the line of credit with Bank of America Merrill Lynch compared to the same period in 2011.

Other Income (expense) - net

During May 2011 the Company relocated its corporate headquarters and Texas manufacturing facility from Grapevine, TX to a new 100,500 sq. ft. building in DFW Airport, TX.

The Company sold its prior location to the City of Grapevine (“the City”) in 2009, and as part of the transaction, the City provided a $341,000 relocation allowance to offset the moving costs. This relocation allowance was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in 2011 and the remaining $129,232 was recorded as an increase to “Other Income”. See Note 2 to the consolidated financial statements.

Income Taxes

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $106,713, compared to an income tax expense of $45,282 for the same period of 2011. The Company’s effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance of approximately $178,000 in 2012 and a decrease of $39,000 in 2011, as well as permanent timing differences between expenses recorded for financial and tax reporting. In addition, during the first quarter of 2012, certain statutes of limitations expired resulting in a decrease in income tax payable and a favorable tax provision of $69,791.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Nine Months Ended September 30,
	2012	2011
Net loss	$(229,844)	$53,631
Income tax expense (benefit)	(106,713)	45,282
Interest expense	84,945	46,541
Other income (move allowance in excess of expense)	—	(129,232)
Restructuring costs	283,924	—
Depreciation and amortization expense	553,574	494,003
Equity based compensation	5,500	37,600

Adjusted EBITDA	$591,386	$547,825
Adjusted EBITDA as a percentage of revenues	6.0%	5.6%

Results of Operations — Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Overall Results

Consolidated net sales for the third quarter of 2012 reflect a decrease in net sales of $77,621 to $3,538,830 when compared to net sales of $3,616,451 for the same period of 2011, representing a 2.1% decrease. Pre-tax operating results declined to a pre-tax loss of $(49,759) for the third quarter of 2012 from a pre-tax profit of $98,995 for the third quarter of 2011. After tax operating results declined to a net loss of $(22) for the third quarter of 2012 from a net income of $123,491 for the third quarter of 2011. Net loss per share (basic and diluted) was $0.00 in the third quarter of 2012, a decline from a net income per share (basic and diluted) of $0.07 for the second quarter of 2011.

Net Sales

Consolidated net sales for the three months ended September 30, 2012 were $3,538,830, a decrease of $77,621, or 2.1%, compared to net sales of $3,616,451 for the same period of 2011. This was primarily due to a decrease in locker sales.

Sales of lockers for the three months ended September 30, 2012 were $1,866,736, a decrease of $756,147, or 28.8%, compared to sales of $2,622,883 for the same period of 2011.

Sales of mailboxes were $730,093 for the three months ended September 30, 2012, an increase of $80,870, or 12.5%, compared to sales of $649,223 for the same period of 2011.

Sales of contract manufacturing services were $683,174 for the three months ended September 30, 2012 compared to $97,275 for the same period of 2011. This increase was primarily due to increased sales of electrical enclosures and fabricated parts to existing and new customers. The Company began to see much larger revenue growth this quarter in the contract manufacturing sector, as evidenced by the fact that third quarter sales of $683,174 accounts for 56.45% of year-to-date revenue for that product line.

Concession revenue for the three months ended September 30, 2012 was $258,827, an increase of $11,757 or 4.8% from concession revenue of $247,070 for the same period of 2011. The concession revenue increase was driven by the inception of Ocean Park in November 2011.

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Increase/Decrease	Increase/(Decrease)
Lockers	$1,866,736	$2,622,883	(756,147)	(28.8)%
Mailboxes	730,093	649,223	80,870	12.5%
Contract Manufacturing	683,174	97,275	585,899	602.3%
Concession Revenues	258,827	247,070	11,757	4.8%

Total	$3,538,830	$3,616,451	(77,621)	(2.1)%

Gross Margin

Consolidated gross margin for the three months ended September 30, 2012 was $956,104, or 27.0% of net sales, compared to $1,159,605, or 32.1% of net sales, for the same period of 2011, a decrease of $203,501, or 17.5%. The decrease in gross margin as a percentage of sales was primarily due to increased labor costs, as well as increased material costs as a percentage of revenues. Gross margin as a percentage of sales decreased by 510 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $949,480 or 26.8% of net sales, compared to $1,040,455, or 28.8% of net sales for the same period of 2011, a decrease of $90,975, or 8.7%. The decrease in SG&A as a percentage of sales is primarily a result of decreased audit expense and bonus accrual of approximately $12,000 and $40,000, respectively.

Restructuring Costs

During the second quarter of 2012, the Company commenced the Ellicottville relocation, resulting in expenses related to discontinued inventory, severance and professional fee expenses to complete the move. As a result, the Company recorded a restructuring charge of approximately $217,700 in the second quarter, with an additional approximately $66,200 being recorded in the third quarter. See Note 10, Restructuring.

Interest Expense

Interest expense for the three month period ended September 30, 2012 was $28,155, an increase of $9,475, or 50.7%, compared to interest expense of $18,680 for the same period of 2011. This increase is due to larger average borrowings on the line of credit with Bank of America Merrill Lynch.

Other Income (expense) - net

As a result of the relocation and consolidation of the Ellicottville location, the Company disposed of obsolete inventory and equipment resulting in a gain of approximately $19,000, which was recorded as an increase to “Other Income” in the third quarter.

Income Taxes

For the third quarter of 2012, the Company recorded an income tax benefit of $49,737 compared to an income tax benefit of $24,496 for the same period of 2011. The Company’s effective tax rate on earnings was (100.0)% and (24.7)% in the third quarter of 2012 and 2011, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to a increase in the valuation allowance of approximately $83,000 in the third quarter of 2012 and approximately $85,000 for the same period of 2011.

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended September 30,
	2012	2011
Net (loss) income	$(22)	$123,491
Income tax benefit	(49,737)	(24,496)
Interest expense	28,155	18,680
Other income (move allowance in excess of expense)	—	(5,549)
Restructuring costs	66,185	—
Depreciation and amortization expense	189,949	171,398
Equity based compensation	—	7,500

Adjusted EBITDA	$234,530	$291,024
Adjusted EBITDA as a percentage of revenues	6.6%	8.1%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30,	As of December 31,
	2012	2011
Current Ratio	1.48 to 1	1.57 to 1
Working Capital	$1,896,127	$2,085,925

The Company’s capital expenditures were $241,511 and $997,293 for the nine months ended September 30, 2012 and twelve months ended December 31, 2011, respectively. The significant decrease in capital expenditures was a result of larger 2011 capital expenditures due to the relocation of our headquarters and required equipment to support concession contracts.

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

The Company did not grant any shares of common stock to non-employee directors in the second or third quarters of 2012.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 10.3% of the Company’s aggregate net assets at September 30, 2012. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2012. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICAN LOCKER GROUP INCORPORATED

November 14, 2012	By:	/s/ Paul M. Zaidins
Paul M. Zaidins
Chief Executive Officer

November 14, 2012	By:	/s/ David C. Shiring
David C. Shiring
Chief Financial Officer