Form 10-K
period 2012-12-31
AMERICAN LOCKER GROUP INC
filed 2013-04-01
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-439

American Locker Group Incorporated

(Exact Name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Regent Blvd., Suite 200 DFW Airport, Texas	75261
(Address of principal executive offices)	(Zip Code)

(817) 329-1600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates was approximately $1,506,251 based on the $1.05 price at which the Common Stock was last sold on June 30, 2012, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known to the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 20, 2013, 1,687,319 shares of Common Stock, $1.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2012 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2012 fiscal year.

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

The Company’s products can be categorized as mailboxes, lockers or contract manufacturing services. Mailboxes are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Lockers are used for applications other than mail delivery, and most of our lockers are key-controlled checking lockers. Contract manufacturing services involve producing fabricated sheet metal parts and enclosures for third parties.

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

The following data sets forth selected products of the Company, the primary industries we serve, and some of our representative customers:

Selected products/service:

Recreation lockers—stainless steel, painted steel or aluminum and plastic lockers typically secured by a mechanical lock for storage by patrons of amusement parks, water parks, ski resorts and swimming pools.

Coin operated keys and locks—manufactured for use in new lockers or for replacement in existing lockers.

USPS approved multi-tenant mailboxes—are typically installed in apartment and commercial buildings and consist of the USPS-approved Horizontal 4c, Horizontal 4b+ and Vertical 4b+ models. The Horizontal 4c provides for lay flat mail delivery and was mandated by the USPS to replace the 4b+ for use in new construction after October 5, 2006.

Private mail delivery mailboxes—used for the internal distribution of mail in colleges and universities as well as large corporate offices.

Electronic distribution lockers—used to distribute items such as industrial supplies and library books using an electronic locking mechanism.

Evidence lockers—used by law enforcement agencies to securely store evidence.

Laptop lockers—used by large corporations, libraries and schools to recharge laptop computers in a secure storage environment.

Mini-check lockers—used by health clubs, law enforcement, the military and intelligence agencies to securely store small items such as cell phones, wallets and keys.

Contract Manufacturing Services—precision fabricated sheet metal parts and enclosures provided to Fortune 1000 OEMs.

Selected end user types:	Amusement parks
Water parks
Law enforcement
Health clubs
Ski resorts
Colleges and universities
Military
Post offices
Oil field services

Selected customers:	Disneyland Resort
Sea World
Breckenridge Ski Resort
LA Fitness
Mammoth Mountain Ski Area
Research In Motion United States Postal Service
The UPS Store Ocean Park Emerson Lufkin Industries

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

The Company faces competition from several suppliers in the private market for contract manufacturing services. The Company attempts to differentiate itself from competition in the contract manufacturing market by offering competitive pricing, on-time delivery and a variety of quality products.

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

Price fluctuations of raw material and other components are factors in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the prices of steel and aluminum, the two primary raw materials utilized in the Company’s operations, have fluctuated widely in recent years, with higher prices in 2011 and relatively lower prices in 2009, 2010 and 2012. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

Patents and Trademarks

The Company owns a number of patents and trademarks, none of which it considers to be material to the conduct of its business.

Employees

The Company and its subsidiaries actively employed 108 individuals on a full-time basis as of December 31, 2012, of whom two were based in Canada, and three were based in Hong Kong. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer

The Company is not substantially dependent on any one customer and its largest customer accounted for less than 10% of consolidated revenue in 2012, 2011 and 2010.

Distribution and Geographic Areas

The Company sells its lockers directly to end users. Mailboxes are sold through a nationwide distributor network. The Company sells lockers in foreign countries including Canada, Chile, Greece, Hong Kong, India, Peru and the United Kingdom. During 2012, 2011 and 2010, sales in foreign countries accounted for 17.5%, 20.5%, 23.4%, respectively, of consolidated net sales.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $99,218, $76,784 and $108,124, in 2012, 2011 and 2010, respectively, for such activity in its continuing businesses.

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

Backlog and Seasonality

Backlog of orders is not significant in the Company’s business, as shipments usually are made three to five weeks after orders are received. Sales of lockers are greatest during the spring, summer and fall months and lowest during the winter months. The Company generally experiences lower sales and net income in the first quarter ending in March.

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

Not applicable

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Location	Subsidiary	Approximate Floor Space In Sq. Ft.		Use
Anaheim, CA	American Locker Security Systems, Inc.	100	*	Manage Disneyland Resort lockers
Ellicottville, NY	American Locker Security Systems, Inc. Lock Shop and Service Center	12,800		Customer service
Toronto, Ontario	Canadian Locker Company, Ltd.	1,000	*	Sales, service and repair of lockers and locks
DFW Airport, TX	Operated by Security Manufacturing Corporation	100,000	*	Manufacturing and corporate headquarters

TOTAL		113,900

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

Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 234 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 35 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 167 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 25, 2013, the most recent date information is available, is approximately 32 cases.

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

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue. At December 31, 2012, the Company recorded a liability of $50,000 for estimated costs to be reimbursed to the customer pursuant to the terms of the agreement.

The Company is involved in other routine claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

Item 4. Mine Safety Disclosure

Not applicable.

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

Market Price

Per Common Share

2012	High	Low
Quarter ended December 31, 2012	$2.00	$1.62
Quarter ended September 30, 2012	4.00	1.05
Quarter ended June 30, 2012	1.60	1.05
Quarter ended March 31, 2012	1.50	1.31

2011	High	Low
Quarter ended December 31, 2011	$1.75	$1.14
Quarter ended September 30, 2011	1.52	1.25
Quarter ended June 30, 2011	1.70	1.46
Quarter ended March 31, 2011	2.50	1.06

The last reported sales price of the Company’s common stock as of March 20, 2013 was $1.65. The Company had 706 security holders of record as of that date.

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

Equity Compensation Plan Information

The following table summarizes as of December 31, 2012, the shares of common stock authorized for issuance under our equity compensation plans:

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

Unregistered Sale of Equity Securities

On December 31, 2012, the Company issued 3,334 shares of common stock to executive officers and increased other capital by $2,400, which represents a compensation expense of $5,734. The shares were granted in consideration of services, and were valued at the market value on the date of grant. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial data of the Company and its consolidated subsidiaries as of, and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The historical selected financial information derived from the Company’s audited financial information may not be indicative of the Company’s future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Financial Statements and Supplementary Data,” and “Item 1. Description of Business.”

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations:
Sales	$13,676,186	$13,386,336	$12,099,012	$12,515,433	$14,129,807

Income (loss) before income taxes	(483,145)	80,607	200,165	(618,945)	(3,353,730)
Income tax expense (benefit)	131,433	43,516	131,796	(196,339)	(653,519)
Net income (loss)	(614,578)	37,091	68,369	(422,606)	(2,700,211)
Earnings (loss) per share—basic	(0.37)	0.02	0.04	(0.27)	(1.73)
Earnings (loss) per share—diluted	(0.37)	0.02	0.04	(0.27)	(1.73)
Weighted average common shares outstanding—basic	1,682,994	1,655,805	1,605,769	1,572,511	1,564,039
Weighted average common shares outstanding—diluted	1,682,994	1,655,805	1,605,769	1,572,511	1,564,039
Dividends declared	0.00	0.00	0.00	0.00	0.00
Interest expense	116,382	68,733	16,232	255,973	159,380
Depreciation and amortization expense	744,094	671,009	336,037	337,507	416,664
Number of employees	108	110	103	137	117
Consolidated Balance Sheet:
Total assets	9,963,498	10,466,792	9,709,290	8,894,726	10,810,038
Long-term debt, including current portion	600,000	800,000	1,000,000	0	2,004,315
Stockholders’ equity	2,971,953	3,768,502	4,302,559	4,265,782	4,627,185
Stockholders’ equity per share (1).	1.76	2.24	2.62	2.68	2.94
Common shares outstanding at year-end	1,687,319	1,679,999	1,642,108	1,589,015	1,571,849
Expenditures for property, plant and equipment	413,737	1,227,798	1,968,592	97,118	334,902

(1)	Based on shares outstanding at December 31 of each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

For its mailbox, contract manufacturing and locker systems sales, the Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 25.5%, 16.9% and 19.4% of its revenue in 2012, 2011 and 2010, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.

For locker systems concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.

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

Pension Assumptions

The Company maintains a defined benefits plan covering its U.S. employees (the “U.S. Plan”) and a separate defined contribution plan covering its Canadian employees (the “Canadian Plan”). The accounting for the plans is based in part on specific assumptions that are uncertain and that could have a material impact on the financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.50% and 6.0% used in 2012 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in bonds. In addition to the assumptions related to the expected return on assets, discount rates were also assumed. The discount rates used in determining the 2012 pension costs were 4.50% and 4.13% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

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

Deferred Income Tax Assets

The Company had net deferred tax assets of $915,768 and $1,005,555 at December 31, 2012 and 2011, respectively. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets is primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has historically had taxable income and believes its net deferred income tax assets at December 31, 2012 are more likely than not realizable. If future operating results continue to generate taxable losses, it may be necessary to increase the valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Results of Operations—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overall Results and Outlook

Consolidated net sales for the twelve months ended December 31, 2012 increased $289,850 to $13,676,186, when compared to net sales of $13,386,336 for the same period in 2011, representing a 2.2% increase. This increase was attributable primarily to increases in contract manufacturing sales partially offset by a decrease in sales of lockers. Pre-tax loss declined to $(483,145) for the twelve months ended December 31, 2012, from a reported pre-tax income of $80,607 for the same period of 2011. After-tax operating net loss declined to $(614,578) for the twelve months ended December 31, 2012, compared to net income of $37,091 for the twelve months ended December 31, 2011. Net income per share (basic and diluted) was $(0.37) for the year ended December 31, 2012, which represents a decrease from a net income per share (basic and diluted) of $0.02 for the same period in 2011.

Net Sales

Consolidated net sales in 2012 were $13,676,186, an increase of $289,850, or 2.2% from net sales of $13,386,336 in 2011. Sales of lockers for the year ended December 31, 2012 were $8,327,294, a decrease of $1,194,725, or 12.5%, compared to sales of $9,522,019 for the same period of 2011. The decrease was primarily driven by decreased sales of Ambassador lockers of approximately $650,000 and a decrease of international locker sales of approximately $434,000.

Concession revenue in 2012 was $1,268,277, an increase of $119,128, or 10.4% from concession revenue of $1,149,149 in 2011. The concession revenue increase was driven by the Ocean Park concession which commenced operations in late November 2011.

Sales of mailboxes were $2,350,717 for the twelve months ended December 31, 2012, an increase of $66,135, or 2.9%, compared to sales of $2,284,582 for the same period of 2011. The increase in sales of mailboxes was due primarily to increased sales of the 2000/3000 series mailbox.

The Company generated $1,729,898 in revenue from contract manufacturing in 2012 as compared to $430,586 in 2011, which reflects an increase of $1,299,312, or 301.8%. This increase was primarily driven by increased sales volume to new and existing customers, due to the refocusing of sales efforts from bid based, short duration contracts to sustainable relationships with Fortune 1000 customers as described below. Fourth quarter contract manufacturing revenues increased $323,479, or 164.5%, from 2011 fourth quarter contract manufacturing revenues.

Contract manufacturing includes precision sheet metal fabrication of electrical enclosures and other metal products for third party customers. In order to increase the stability and growth of contract manufacturing revenue, the Company has refocused its contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers. This will allow the Company to benefit from the trend of bringing the manufacturing of items back to the United States that were previously manufactured overseas. This process improves quality, reduces lead time and reduces total costs for the end user.

Sales by general product group for the last two years were as follows:

	2012	2011	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Lockers	$8,327,294	$9,522,019	$(1,194,725)	(12.5)%
Mailboxes	2,350,717	2,284,582	66,135	2.9%
Contract manufacturing	1,729,898	430,586	1,299,312	301.8%
Concession revenue	1,268,277	1,149,149	119,128	10.4%

Total	$13,676,186	$13,386,336	289,850	2.2%

Gross Margin

Consolidated gross margin as a percentage of sales was 28.6% in 2012 as compared to 30.6% in 2011. The decrease in gross margin as a percentage of sales was primarily due to increased direct and indirect labor expenses as the Company increased its focus on growing contract manufacturing revenue.

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2012 totaled $3,991,280, a decrease of $79,677 compared to $4,070,957 in 2011. This decrease was primarily due to a decrease in salary, bonuses and travel expense of approximately $96,000, $59,000 and $62,000, respectively, partially offset by an increase in commission expense of approximately $132,000 for the year ended December 31, 2012, as compared to the same period in 2011. Additionally, as more fully detailed in Note 15 to the accompanying consolidated financial statements, the Company recorded a one-time contingency charge of $50,000 in 2012 as a general expense.

Other Income (Expense)—Net

Other income (expense), net in 2012 totaled $(14,005), a decrease of $134,038 compared to other income, net of $120,033 in 2011.

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

Interest Expense

Interest expense in 2012 totaled $116,382, an increase of $47,649 compared to $68,733 in 2011. This increase is due to an increase in borrowings outstanding under the Loan Agreement with BAML.

Income Taxes

In 2012, the Company recorded an income tax expense of $131,433 compared to income tax expense of $43,516 in 2011. The effective tax rate determined as the percentage of the tax benefit or expense to the pre-tax income was a (27.2%) expense in 2012 compared to a 53.9% expense in 2011. Although the Company reported a pre-tax loss in 2012, it was unable to record a tax benefit due to an increase in the valuation allowance, causing the effective rate to be negative.

Non-GAAP Financial Measure—Adjusted EBITDA

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2012	2011
Net income (loss)	(614,578)	37,091
Income tax expense (benefit)	131,433	43,516
Interest expense	116,382	68,733
Other expense (move allowance in excess of expense)	—	(129,232)
Contingency expense	50,000	—
Restructuring Costs	283,924	—
Depreciation and amortization expense	744,094	671,009
Equity based compensation	11,237	57,100

Adjusted EBITDA	722,492	748,217
Adjusted EBITDA as a percentage of revenues	5.3%	5.6%

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

Net Sales

Consolidated net sales in 2011 were $13,386,336, an increase of $1,287,324, or 10.6% from net sales of $12,099,012 in 2010. Sales of lockers for the year ended December 31, 2011 were $9,522,019, an increase of $560,838, or 6.3%, compared to sales of $8,961,181 for the same period of 2010. The increase in locker sales is primarily attributable to increased market share resulting from the Company reorganization of its outside sales efforts to focus on larger projects and inside sales to focus on facilitating smaller orders and servicing distributors. Additionally, the sales of products with the Company’s new electronic access technologies are increasing.

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

Sales by general product group for the last two years were as follows:

	2011	2010	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Lockers	9,522,019	8,961,181	$560,838	6.3%
Mailboxes	$2,284,582	$2,374,682	(90,100)	(3.8)%
Contract manufacturing	430,586	451,898	(21,312)	(4.7)%
Concession revenue	1,149,149	311,251	837,898	269.2%

Total	$13,386,336	$12,099,012	1,287,324	10.6%

Gross Margin

Consolidated gross margin as a percentage of sales was 30.6% in 2011 as compared to 36.1% in 2010. The decrease in gross margin as a percentage of sales was primarily due to the commencement of rent at the new DFW Airport facility and increased depreciation expense related to the Disney Agreement and leasehold improvements to the new facility.

Selling, Administrative and General Expenses

Selling, administrative and general expenses in 2011 totaled $4,070,957, a decrease of $146,248 compared to $4,217,205 in 2010. This decrease was primarily due to a decrease in professional fees of approximately $267,000, partially offset by an increase in freight expense of approximately $117,000 for the year ended December 31, 2011, as compared to the same period in 2010.

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

Non-GAAP Financial Measure—Adjusted EBITDA

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

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Twelve Months Ended December 31,
	2011	2010
Net income (loss)	37,091	68,369
Income tax expense	43,516	131,796
Interest expense	68,733	16,232
Other income (move allowance in excess of expense)	(129,232)	—
Depreciation and amortization expense	671,009	336,037
Equity based compensation	57,100	75,516

Adjusted EBITDA	748,217	627,950
Adjusted EBITDA as a percentage of revenues	5.6%	5.2%

Liquidity and Sources of Capital

Cash Flows Summary

	Year ended December 31,
	2012	2011	2010
Net cash (used in) provided by:
Operating activities	$(78,221)	$604,783	$1,517,669
Investing activities	(413,737)	(1,227,798)	(1,968,592)
Financing activities	400,000	500,000	571,412
Effect of exchange rate changes on cash	(20,321)	(1,306)	2,711

Increase (decrease) in cash and cash equivalents	$(112,279)	$(124,321)	$123,200

Cash Flows—Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Activities

In 2012, net cash used by operating activities was $78,221 compared with net cash provided by operating activities of $604,784 in 2011. The change was due primarily to the increase in accounts receivable of approximately $740,000, and increase in inventory of approximately $174,000, partially offset by depreciation of approximately $744,000.

Investing Activities

Net cash used by investing activities was $413,737 in 2012 compared with net cash used by investing activities of $1,227,798 in 2011. The decrease was mainly due to the Company investing approximately $875,000 for leasehold improvements and machinery and equipment related to the new DFW Airport facility in 2011.

Financing Activities

Net cash provided by financing activities was $400,000 in 2012 compared with net cash provided by financing activities of $500,000 in 2011. The change is due to the Company’s borrowings of $600,000 under its BAML Line of Credit and the $200,000 in payments made towards the Company’s Term Loan.

Cash Flows—Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Activities

In 2011, net cash provided by operating activities was $604,784 compared with net cash provided by operating activities of $1,517,669 in 2010. The change was due primarily to the collection of the $1,409,696 income tax receivable during 2010.

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

Capital Resources and Debt Obligations

On December 8, 2010, the Company entered into a credit agreement with Bank of America Merrill Lynch, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 4, 2011, the Company amended the credit agreement to include the addition of a $500,000 draw note (the “Draw Note”). On November 9, 2012, the Company amended the credit agreement to extend the availability to the Draw Note and the maturity date on the Line of Credit through October 31, 2013.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit are used primarily for working capital needs in the ordinary course of business and for general corporate purposes. The Draw Note will be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 31, 2013. The Company will pay interest only on the Draw Note through November 27, 2013, after which the Company will pay interest and principal so that the balance will be paid in full as of October 31, 2016. As of December 31, 2012 there were no borrowings on the Draw Note.

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

The outstanding principal balances of the Line of Credit and the Term Loan bear interest at the one month LIBOR rate plus 375 basis points (3.75%). Accrued interest payments on the outstanding principal balance of the Line of Credit are due monthly, and all outstanding principal payments under the Line of Credit, together with all accrued but unpaid interest, is due October 31, 2013, the maturity date of the loan. Payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, are due monthly beginning January 8, 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015.

The credit agreement is secured by a first priority lien on all of the Company’s accounts receivable, inventory and equipment and contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt to EBITDA ratio. Subject to the lender’s consent, the Company is prohibited from incurring or assuming additional debt and from permitting liens to be placed upon any of its property, assets or revenues, except under certain limited circumstances. Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without the lender’s consent.

Effect of Exchange Rate Changes on Cash

Net cash used by the effect of exchange rate changes on cash was $20,321 in 2012 as compared to net cash provided of $1,306 in 2011. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 2.3% from $0.9804 to $1.0031 between December 31, 2011 and 2012. The Hong Kong Dollar to USD exchange rate increased 0.2% from $0.1287 to $0.1290 between December 31, 2011 and 2012.

Net cash used by the effect of exchange rate changes on cash was $1,306 in 2011 as compared to net cash provided of $2,711 in 2010. The change was primarily due to the decrease in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate decreased 1.9% from $1.0001 to $0.9804 between December 31, 2010 and 2011. The Hong Kong Dollar to USD exchange rate increased 0.2% from $0.1285 to $0.1287 between December 31, 2010 and 2011.

Cash and Cash Equivalents

On December 31, 2012, the Company had cash and cash equivalents of $413,353, compared with $525,632 on December 31, 2011. The change relates primarily to approximately $740,000 increase in accounts receivable, partially offset by borrowings on the Line of Credit of $600,000.

Liquidity

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31,
	2012	2011
Current Ratio	1.36 to 1	1.52 to 1
Working Capital	$1,592,880	$2,085,925

The Company’s primary sources of liquidity include available cash and cash equivalents and borrowing under the Line of Credit and available Draw Note.

The Company’s capital expenditures approximated $414,000 and $1,228,000 for the years ended December 31, 2012 and 2011, respectively. The majority of these capital expenditures were related to new concession deals that were initiated in the last quarter 2012 and investments in information technology. These expenditures were significantly less than the Company’s capital expenditures in 2011, which were primarily related to the relocation of our headquarters and equipment purchases to support our concession contracts. Relocation related capital expenditures are complete. Except for capital expenditures to support future concession contracts, the Company expects future capital expenditures to be lower than the amounts expended in 2011.

Expected uses of cash in fiscal 2013 include funds required to support the Company’s operating activities, capital expenditures and contributions to the Company’s defined benefit pension plans.

In addition to borrowings under the Line of Credit and Draw Note, the Company’s plans to manage its liquidity position in 2013 by maintaining an intense focus on controlling expenses, reducing capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and reducing inventory levels by increasing sales and using excess capacity to manufacture products for third parties.

The Company has considered the impact of its financial outlook on the Company’s liquidity and has performed an analysis of the key assumptions in its forecast. Based upon these analyses and evaluations, the Company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of the Company’s planned operations through 2013.

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

Foreign Currency

Although the Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, it is not considered a significant risk because the foreign operations’ net assets represent only 8.7% of the Company’s consolidated assets at December 31, 2012. Presently, the Company does not hedge its foreign currency risk.

Effect of New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance regarding the presentation of comprehensive income (ASU 2011-05—Comprehensive Income). The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of 2012. Upon adoption, the Company elected the two-statement approach and presents a separate consolidated statement of comprehensive loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Locker Group Incorporated

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Travis Wolff, LLP

Dallas, Texas

April 1, 2013

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$413,353	$525,632
Accounts receivable, less allowance for doubtful accounts of $162,000 in 2012 and $149,000 in 2011	2,385,644	2,153,126
Inventories, net	2,671,616	2,845,563
Prepaid expenses	298,185	330,403
Deferred income taxes	287,417	278,437

Total current assets	6,056,215	6,133,161
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	803,021	754,922
Machinery and equipment	11,292,235	10,891,820

	12,095,756	11,647,242
Less allowance for depreciation and amortization	(8,861,997)	(8,087,988)

	3,233,759	3,559,254
Other noncurrent assets	45,173	47,259
Deferred income taxes	628,351	727,118

Total assets	$9,963,498	$10,466,792

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2012	2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,856,023	$2,025,656
Customer deposits	255,753	398,167
Commissions, salaries, wages and taxes thereon	157,087	162,507
Income taxes payable	3,888	69,718
Revolving line of credit	1,300,000	700,000
Current portion of long-term debt	200,000	200,000
Other accrued expenses	690,584	491,188

Total current liabilities	4,463,335	4,047,236
Long-term liabilities:
Long-term debt, net of current portion	400,000	600,000
Pension and other benefits	2,128,210	2,051,054

	2,528,210	2,651,054
Total liabilities	6,991,545	6,698,290
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,879,319 and 1,871,999 in 2012 and 2011, respectively Outstanding shares—1,687,319 and 1,679,999 in 2012 and 2011, respectively	1,879,319	1,871,999
Other capital	288,395	284,478
Retained earnings	4,386,520	5,001,097
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,470,281)	(1,277,072)

Total stockholders’ equity	2,971,953	3,768,502

Total liabilities and stockholders’ equity	$9,963,498	$10,466,792

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
Net sales	$13,676,186	$13,386,336	$12,099,012
Cost of products sold	9,767,377	9,286,025	7,726,497

Gross profit	3,908,809	4,100,311	4,372,515
Selling, administrative and general expenses	3,991,280	4,070,957	4,217,205
Restructuring charge	283,924	—	—

Total operating expenses	4,275,204	4,070,957	4,217,205

Total operating income (loss)	(366,395)	29,354	155,310

Interest income (expense)	13,637	(47)	—
Other income (expense)—net	(14,005)	120,033	61,087
Interest expense	(116,382)	(68,733)	(16,232)

Net income (loss) before income taxes	(483,145)	80,607	200,165
Income tax expense (benefit)	131,433	43,516	131,796

Net income (loss)	$(614,578)	$37,091	$68,369

Weighted average common shares:
Basic	1,682,994	1,655,805	1,605,769

Diluted	1,682,994	1,655,805	1,605,769

Income (loss) per share of common stock:
Basic	$(0.37)	$0.02	$0.04

Diluted	$(0.37)	$0.02	$0.04

Dividends per share of common stock	$0.00	$0.00	$0.00

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2012	2011	2010
Net income (loss)	$(614,578)	$37,091	$68,369
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,130)	(18,028)	11,925
Adjustment to minimum pension liability, net of tax effect of $91,544 in 2012, $158,869 in 2011, and $79,354 in 2010	(187,078)	(610,220)	(119,033)

Other comprehensive loss	(193,208)	(628,248)	(107,108)

Total comprehensive loss	$(807,786)	$(591,157)	$(38,739)

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$1,781,015	$242,846	$4,895,637	$(2,112,000)	$(541,716)	$4,265,782
Net income (loss)	—	—	68,369	—	—	68,369
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	11,925	11,925
Minimum pension liability adjustment, net of tax benefit of $79,354	—	—	—	—	(119,033)	(119,033)

Total comprehensive loss						(38,739)
Common stock issued as compensation (53,091 shares)	53,091	22,425	—	—	—	75,516

Balance at December 31, 2010	$1,834,106	$265,271	$4,964,006	$(2,112,000)	$(648,824)	$4,302,559
Net income (loss)	—	—	37,091	—	—	37,091
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(18,028)	(18,028)
Minimum pension liability adjustment, net of tax benefit of $158,869	—	—	—	—	(610,220)	(610,220)

Total comprehensive loss						(591,157)
Common stock issued as compensation (37,893 shares)	37,893	19,207	—	—	—	57,100

Balance at December 31, 2011	$1,871,999	$284,478	$5,001,097	$(2,112,000)	$(1,277,072)	$3,768,502
Net income (loss)	—	—	(614,578)	—	—	(614,578)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(6,130)	(6,130)
Minimum pension liability adjustment, net of tax benefit of $91,544	—	—	—	—	(187,078)	(187,078)

Total comprehensive loss						(807,786)
Common stock issued as compensation (00,000 shares)	7,320	3,917	—	—	—	11,237

Balance at December 31, 2012	$1,879,319	$288,395	$4,386,519	$(2,112,000)	$(1,470,280)	$2,971,953

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(614,578)	$37,091	$68,369
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	744,094	671,009	336,037
Provision for uncollectible accounts	48,342	22,585	31,290
Equity based compensation	11,237	62,025	75,516
Loss on disposal of assets	—	—	686
Deferred income taxes	(770)	(297,640)	(36,088)
Changes in assets and liabilities:
Accounts and other receivables	(740,794)	1,000,269	1,526,273
Inventories	174,037	(300,472)	(297,059)
Prepaid expenses	32,680	(103,376)	(131,793)
Deferred revenue	—	(341,000)	—
Accounts payable and accrued expenses	345,205	(274,209)	(214,132)
Income taxes	(65,830)	4,519	(10,973)
Pension and other benefits	(11,844)	123,983	169,543

Net cash provided by (used in) operating activities	(78,221)	604,784	1,517,669
Net cash used in investing activities:
Purchase of property, plant and equipment	(413,737)	(1,227,798)	(1,968,592)
Financing activities:
Long-term debt payments	(200,000)	(200,000)	—
Long-term debt borrowings	—	—	1,000,000
Borrowings under revolving line of credit	600,000	700,000	—
Repayment of factoring agreement	—	—	(428,588)

Net cash provided by financing activities	400,000	500,000	571,412

Effect of exchange rate changes on cash	(20,321)	(1,306)	2,711

Net increase (decrease) in cash and cash equivalents	(112,279)	(124,320)	123,200
Cash and cash equivalents at beginning of year	525,632	649,952	526,752

Cash and cash equivalents at end of year	$413,353	$525,632	$649,952

Supplemental cash flow information:
Cash paid during the year for:
Interest	$107,057	$67,555	$15,447

Income taxes	$15,210	$15,647	$20,311

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries

December 31, 2012

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

Certain 2011 and 2010 financial statement line items have been reclassified to conform to the current year’s presentation.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $48,000, $23,000 and $31,000 for 2012, 2011 and 2010, respectively. The net charge-off of bad debts was approximately $29,000, $1,300 and $113,000 for 2012, 2011 and 2010, respectively.

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

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with appropriate guidance. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded no asset impairment charges related to property, plant and equipment in 2012, 2011 or 2010.

Depreciation expense was $744,094 in 2012, of which $728,869 was included in cost of products sold, and $15,225 was included in selling, administrative and general expenses. Depreciation expense was $671,009 in 2011, of which $651,237 was included in cost of products sold, and $19,772 was included in selling, administrative and general expenses. Depreciation expense was $336,037 in 2010, of which $277,580 was included in cost of products sold, and $58,457 was included in selling, administrative and general expenses.

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

Revenue Recognition

The Company recognizes revenue upon passage of title and when risks and rewards have passed to customers, which occurs at the time of shipment to the customer. The Company derived approximately 25.5%, 16.9% and 19.4% of its revenue in 2012, 2011 and 2010, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.

For concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $674,000, $696,000 and $579,000 during 2012, 2011 and 2010, respectively.

Advertising Expense

The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and are expensed over their useful lives, generally one year. The Company incurred approximately $165,000, $149,000 and $134,000 in advertising costs during 2012, 2011 and 2010, respectively.

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

Pursuant to appropriate accounting guidance, ASC-740—Income Taxes, when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” Appropriate accounting guidance defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not that the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings.

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

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended approximately $99,000, $77,000 and $108,000 in 2012, 2011 and 2010, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.

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

New Accounting Pronouncements

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income (ASU 2011-05—Comprehensive Income). The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of 2012. Upon adoption, the Company elected the two-statement approach and presents a separate consolidated statement of comprehensive loss.

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

The Company invested approximately $875.000 during 2011 for leasehold improvements and machinery and equipment related to relocating.

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

5. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
Finished products	$602,753	$321,378
Work-in-process	666,830	862,000
Raw materials	1,402,033	1,662,185

Net inventories	$2,671,616	$2,845,563

6. Other Accrued Expenses and Current Liabilities

Accrued expenses consist of the following at December 31:

	December 31,
	2012	2011
Restructuring liability	$39,883	$123,037
Accrued rent liability	286,544	190,229
Accrued expenses, other	364,157	177,922

Total accrued expenses	$690,584	$491,188

7. Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
Term loan payable to Bank of America Merrill Lynch through December 2015 at $16,667 monthly plus interest at LIBOR rate plus 375 basis points (3.963% at December 31, 2012) collateralized by accounts receivable, inventory, and equipment	$600,000	$800,000
Less current portion	200,000	200,000

Long-term portion	$400,000	$600,000

On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with BAML, pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 9, 2012, the Company entered into an amendment to the Loan Agreement (the “Amendment”) that included the addition of a $500,000 draw note (the “Draw Note”). On November 9, 2012, the Company entered into a second amendment to the Loan Agreement, which extended availability under the Draw Note, and the maturity date of the Line of Credit, to October 31, 2013.

The Draw Note is to be used to fund the Company’s investment in future concession contracts. The Company can draw up to $500,000 on the Draw Note before October 31, 2013. The Company will pay interest only on the Draw Note through November 27, 2013, after which the Company will pay interest and principal so that the balance will be paid in full as of October 31, 2016. As of December 31, 2012 there were no borrowings on the Draw Note.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. The proceeds of the Line of Credit will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes.

The Company can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods by 50%. As of December 31, 2012, there was $1,300,000 outstanding on the Line of Credit.

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

8. Operating Leases

The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2012:

2013	$467,386
2014	452,602
2015	435,909
2016	435,909
2017	435,909
Thereafter	349,113

Total	$2,576,828

Rent expense amounted to approximately $407,600, $380,800 and $34,000 in 2012, 2011 and 2010, respectively.

9. Income Taxes

For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2012	2011	2010
United States income (loss)	$(507,197)	$91,329	$225,555
Foreign income (loss)	$24,052	$(10,722)	$(25,390)

	$(483,145)	$80,607	$200,165

Significant components of the provision for income taxes are as follows:

	2012	2011	2010
Current:
Federal	$(68,791)	$—	$(13,280)
State	21,503	19,122	—
Foreign	—	—	9,334

Total current	(47,288)	19,122	(3,946)
Deferred:
Federal	169,923	13,302	114,738
State	1,628	463	(530)
Foreign	7,170	10,629	21,534

	178,721	24,394	135,742

	$131,433	$43,516	$131,796

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2012	2011	2010
Statutory income tax rate	34%	34%	34%
State and foreign income taxes, net of federal benefit	1	1	1
Change in valuation allowance	(69)	—	23
Foreign earnings taxed at different rate	—	(24)	—
Change in estimated state income tax rate	(5)	3	—
Other permanent differences	12	40	8

Effective tax rate	(27)%	54%	66%

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

	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$(192,136)	$(165,421)
Prepaid expenses and other	(4,599)	(4,599)

Total deferred tax liabilities	(196,735)	(170,020)
Deferred tax assets:
Operating loss carryforwards	1,209,966	929,061
Postretirement benefits	22,047	22,047
Pension costs	691,824	666,138
Allowance for doubtful accounts	52,385	45,667
Other assets	5,719	8,008
Accrued expenses	171,444	121,219
Other employee benefits	16,009	8,746
Inventory costs	85,742	74,563

Total deferred tax assets	2,255,136	1,875,449

Net	2,058,401	1,705,429
Valuation allowance	(1,142,633)	(699,874)

Net	$915,768	$1,005,555

Current deferred tax asset	$287,417	$278,437
Long-term deferred tax asset	628,351	727,118

	$915,768	$1,005,555

As of December 31, 2012 and 2011, the Company’s gross deferred tax assets were approximately $2,058,000 and $1,705,000, respectively. Gross deferred tax assets as of December 31, 2012 reflect the benefit of approximately $2,993,000 in net operating loss carryforwards for federal and state income tax purposes which are available to offset future income tax and expire in varying amounts between 2027 and 2032. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Due to negative evidence, primarily limited operating income, indicating that a valuation allowance is required, gross deferred tax assets are reduced by a valuation allowance as of December 31, 2012 and 2011 of approximately $1,142,000 and $699,000, respectively. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Increases in the valuation allowance in 2012 are primarily due to decreased forecasted future U.S. taxable income exclusive of timing reversals.

The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $164,000 at December 31, 2012.

The Company files an income tax return in the U.S. federal jurisdiction, Texas, and a number of other U.S. state and local jurisdictions. Tax returns for the years 2008 through 2012 remain open for examination in various tax jurisdictions in which it operates. On January 1, 2007 the Company adopted the provisions of a new accounting pronouncement that addresses the accounting for uncertainty in income taxes recognized in the financial statements. As a result of this adoption, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2012, there were no unrecognized tax benefits. As of December 31, 2012, no interest related to uncertain tax positions had been accrued.

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

The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2010, 2011 and 2012. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

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

On July 6, 2012, the U.S. Government enacted the “Moving Ahead for Progress in the 21st Century Act”, which contained provisions that changed the interest rate methodology used to calculate Employee Retirement Income Security Act (“ERISA”) minimum pension funding requirements in the U.S. This change reduced the Company’s near-term annual cash funding requirements for the U.S. pension plan. Contributions to be made to the plan in 2013 are expected to approximate $100,000 for the U.S. Plan and $79,000 for the Canadian Plan. However, contributions for 2014 and beyond have not been quantified at this time.

The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,829,727	$3,176,669	$1,441,482	$1,262,526
Service cost	—	21,100	—	—
Interest cost	166,534	172,221	58,812	76,866
Benefit payments	(257,958)	(72,132)	(94,119)	(94,262)
Administrative expenses	(28,019)	(24,669)	—	—
Actuarial (gain) loss	389,763	556,538	60,912	227,666
Plan amendments	—	—	—	—
Currency translation adjustment	—	—	33,450	(31,314)
Settlements	—	—	—	—

Projected benefit obligation at end of year	4,100,047	3,829,727	1,500,537	1,441,482
Change in plan assets
Fair value of plan assets at beginning of year	2,067,871	1,835,326	1,212,167	1,203,920
Actual return on plan assets	227,201	117,350	58,042	44,198
Benefit payments	(257,958)	(72,132)	(94,119)	(94,262)
Employer contribution	239,830	211,996	83,387	83,036
Administrative expenses	(28,019)	(24,669)	—	—
Currency translation adjustment	—	—	28,203	(24,725)

Fair value of plan assets at end of year	2,248,925	2,067,871	1,287,679	1,212,167

Plan assets (less) greater than benefit obligation	$(1,851,122)	$(1,761,856)	$(212,858)	$(229,316)

The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Non-current liabilities	(1,851,122)	(1,761,856)	(212,858)	(229,316)

Net amount recognized	$(1,851,122)	$(1,761,856)	$(212,858)	$(229,316)

Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Unrecognized net loss	$1,636,551	$1,413,239	$599,824	$544,514

	$1,636,551	$1,413,239	$599,824	$544,514

The estimated net loss that will be amortized from accumulated other comprehensive income for net periodic pension cost over the next year is $116,000 and $37,516 for the U.S. Plan and Canadian Plan, respectively.

Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$21,100	$21,200	$—	$—	$—
Interest cost	166,534	172,221	174,649	58,812	76,866	78,845
Expected return on plan assets	(154,411)	(142,104)	(132,093)	(73,715)	(84,452)	(81,273)
Net actuarial loss	93,661	51,287	42,191	—	—	—
Amortization of prior service cost	—	—	—	34,007	15,070	7,380

Net periodic benefit cost	$105,784	$102,504	$105,947	$19,104	$7,484	$4,952

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

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the plan assets are as follows:

		December 31, 2012
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$261,655	$50,329
Mutual funds	Level 1	254,580	1,237,350
Corporate/Government Bonds	Level 1	693,950
Equities	Level 1	1,038,740	—

Total		$2,248,925	$1,287,679

The plans’ weighted-average allocations by asset category are as follows:

	December 31, 2012
	US Plan	Canadian Plan
Equities	58%	39%
Fixed income	42%	61%

Total	100%	100%

Expected benefits to be paid by the plans during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2013	$135,274	$94,392
2014	139,104	88,273
2015	135,018	84,060
2016	135,102	79,546
2017	138,280	74,731
2018 through 2022	841,875	245,860

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Weighted average assumptions as of December 31:
Discount rate	3.85%	4.50%	3.60%	4.13%
Rate of compensation increase	—	—	2.00%	2.00%

The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Weighted average assumptions as of December 31:
Discount rate	4.50%	5.50%	4.13%	6.25%
Expected return on plan assets	7.50%	7.50%	6.00%	7.00%
Rate of compensation increase	—	—	2.00%	2.00%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $4,100,047 and $3,829,727 at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the Canadian Plan was $1,500,537 and $1,441,482 at December 31, 2012 and 2011, respectively.

Death Benefit Plan

The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $64,000 at December 31, 2012 and 2011, respectively, and is recorded as long-term pension and other benefits in the accompanying balance sheets. No expense was recorded in 2012, 2011 or 2010 related to the death benefit, as the plan is closed to new participants.

Defined Contribution Plan

During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $12,000, $4,000 and $12,000 in connection with its contribution to the plan during 2012, 2011 and 2010, respectively.

Effective January 1, 2009, the Company converted the Canadian Plan from a defined benefit plan to a defined contribution plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation. The Company recorded expense of approximately $4,600, $4,000 and $4,000 in connection with its contribution to the plan during 2012, 2011 and 2010, respectively.

11. Capital Stock

The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of common stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2012, the Company issued 3,986 shares of common stock as compensation to the directors and 3,334 shares as compensation to executive officers, and increased other capital by $3,917 representing compensation expense of $11,237. During 2011, the Company issued 26,313 shares of common stock as compensation to the directors and 11,580 shares as compensation to executive officers, and increased other capital by $19,207 representing compensation expense of $57,100. As of December 31, 2012, 1,879,319 shares of common stock had been issued, of which 1,687,319 shares were outstanding, and zero shares of preferred stock were outstanding.

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

At December 31, 2012 and 2011, there were no stock appreciation rights outstanding.

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

No stock options were granted during 2012, 2011 and 2010, and no stock option expense was recorded.

The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2012		2011		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	12,000	$4.95	12,000	$4.95	12,000	$4.95
Expired or forfeited	—	—	—	—		—

Outstanding—end of year	12,000	$4.95	12,000	$4.95	12,000	$4.95

Exercisable—end of year	12,000		12,000		12,000

The following tables summarize information about stock options vested and unvested as of December 31, 2012:

Vested
Exercise Price	Number of Options	Intrinsic Value	Remaining Years of Contractual Life
$4.95	12,000	—	4.7

At December 31, 2012, the total unrecognized compensation cost related to stock options expected to vest was $0. At December 31, 2012, 37,000 options remain available for future issuance under the Plan.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2012	2011	2010
Numerator:
Net income (loss)	$(614,578)	$37,091	$68,369
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	1,682,994	1,655,805	1,605,769
Denominator for diluted earnings per share—weighted average shares outstanding and assumed conversions	1,682,994	1,655,805	1,605,769

Basic earnings (loss) per share	$(0.37)	$0.02	$0.04

Diluted earnings (loss) per share	$(0.37)	$0.02	$0.04

For each of the years ended December 31, 2012, 2011 and 2010, 12,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.

14. Geographical, Customer Concentration and Products Data

The Company is primarily engaged in one business, the sale and rental of lockers. This includes coin, key-only and electronically controlled checking lockers and related locks and sale of plastic centralized mail and parcel distribution lockers. Net sales by product group for the years ended December 31 are as follows:

	2012	2011	2010
Lockers	$8,327,294	$9,522,019	$8,961,181
Mailboxes	2,350,717	2,284,582	2,374,682
Contract manufacturing	1,729,898	430,586	451,898
Concession revenues	1,268,277	1,149,149	311,251

	$13,676,186	$13,386,336	$12,099,012

The Company sells to customers in the United States, Canada and other foreign locations. Sales are attributed based on the country they are shipped to. Net sales to external customers for the years ended December 31 are as follows:

	2012	2011	2010
United States customers	$11,283,881	$10,646,590	$9,266,197
Canadian and other foreign customers	2,392,305	2,739,746	2,832,815

	$13,676,186	$13,386,336	$12,099,012

The Company did not have any customers that accounted for more than 10% of consolidated sales in 2012, 2011, or 2010.

At December 31, 2012 and 2011, the Company had unsecured trade receivables from governmental agencies of approximately $8,000 and $26,000, respectively. At December 31, 2012 and 2011, the Company had trade receivables from customers considered to be distributors of approximately $583,000 and $334,000, respectively.

At December 31, 2012, the Company had six customers that accounted for 27.0% of accounts receivable. At December 31, 2011, the Company had four customers that accounted for 43.2% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.

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

Beginning in September 1998 and continuing through the date of filing of this Annual Report on Form 10-K, the Company has been named as an additional defendant in approximately 234 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 35 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 167 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 25, 2013, the most recent date information is available, is approximately 32 cases.

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

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue. At December 31, 2012, the Company recorded a liability of $50,000 for estimated costs to be reimbursed to the customer pursuant to the terms of the agreement.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

16. Restructuring

In 2009, the Company restructured its business operations to rationalize its cost structure in an uncertain economic environment. The restructuring included plans for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in severance and payroll charges during the year ended December 31, 2009 of $264,000. At December 31, 2012 the balance remaining of such payments was $27,900 and the Company expects to make such payment before March 31, 2013.

During the second quarter of 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in 2012 of approximately $283,900.

When completed, the restructuring and relocation is expected to result in approximately $240,000 in annual cost savings. Accrued restructuring expenses of $39,900 are included in “Other accrued expenses” in the Company’s consolidated balance sheet, while the $89,000 increase to inventory obsolescence is included in “Inventory reserve.”

The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2012:

	December 31, 2011	Expense/ (Benefit)	Payment/Charges	December 31, 2012
Severance	$111,000	$64,000	$(147,100)	$27,900
Professional Fees	—	42,000	(42,000)	—
Inventory	—	89,000	—	89,000
Other	12,000	88,900	(88,900)	12,000

Total	$123,000	$283,900	$(278,000)	$128,900

The following table analyzes the changes incurred related to the Company’s reserve with respect to the restructuring plan for the year ended December 31, 2011:

	December 31, 2010	Expense/ (Benefit)	Payment/Charges	December 31, 2011
Severance	$132,000	$—	$(21,000)	$111,000
Other	12,000	—	—	12,000

Total	$144,000	$—	$(21,000)	$123,000

17. Subsequent Events

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

Our management, with the participation of our Chief Executive Officer and President, the Company’s principal executive officer (“CEO”), who is also serving as Interim Chief Financial Officer, the Company’s principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, our CEO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were effective at the reasonable assurance level.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2012.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2012 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The financial statements together with the report of Travis Wolff, LLP dated April 1, 2013 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	Amended and Restated By-laws of American Locker Group Incorporated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.4	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2009

10.5	Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2010

10.6	Lease Agreement dated November 16, 2010 between American Locker Group and BV DFWA I, LP	Exhibit to Form 10-K for year ended December 31, 2010

10.7	Amendment dated October 27, 2011 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2011

10.8	First Amendment to Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2011

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

10.9	Amendment dated November 9, 2012 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

April 1, 2013	By:	/S/ PAUL M. ZAIDINS
Paul M. Zaidins
Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN E. HARRIS John E. Harris	Non-Executive Chairman	April 1, 2013

/S/ PAUL M. ZAIDINS Paul M. Zaidins	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 1, 2013

/S/ CRAIG R. FRANK Craig R. Frank	Director	April 1, 2013

/S/ GRAEME L. JACK Graeme L. Jack	Director	April 1, 2013

/S/ ANTHONY B. JOHNSTON Anthony B. Johnston	Director	April 1, 2013

/S/ PAUL B. LUBER Paul B. Luber	Director	April 1, 2013

/S/ MARY A. STANFORD Mary A. Stanford	Director	April 1, 2013

/S/ ALLEN D. TILLEY Allen D. Tilley	Director	April 1, 2013

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Year ended 2012
Allowance for Doubtful Accounts		$149,000	$48,000	$(35,000)	$162,000
Reserve for Inventory Valuation		693,000	58,000	(343,000)	408,000
Deferred income tax valuation allowance		699,000	443,000		1,142,000
Year ended 2011
Allowance for Doubtful Accounts		$134,000	$23,000	$(8,000)	$149,000
Reserve for Inventory Valuation		753,000	45,000	(105,000)	693,000
Deferred income tax valuation allowance		758,000		(59,000)	699,000
Year ended 2010
Allowance for Doubtful Accounts		$216,000	$31,000	$(113,000)	$134,000
Reserve for Inventory Valuation		916,000		(163,000)	753,000
Deferred income tax valuation allowance		713,000	45,000	—	758,000