Form 10-K/A
period 2012-12-31
AMERICAN LOCKER GROUP INC
filed 2013-04-09
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of American Locker Group Incorporated is filed for the purpose of correcting typographical errors in the Consolidated Balance Sheet as of December 31, 2011, described as follows:

(1)	the line items “Accounts receivable, less allowance for doubtful accounts” and “Accounts payable” as of December 31, 2011 have been corrected and are now reflected as $1,754,959 and $1,627,489, respectively;
(2)	the line items “Total current assets” and “Total current liabilities” as of December 31, 2011 have been corrected and are now reflected as $5,734,994 and $3,649,069, respectively;
(3)	the line item “Total liabilities” as of December 31, 2011 has been corrected and is now reflected as $6,300,123; and
(4)	the line items “Total assets” and “Total liabilities and stockholders’ equity” as of December 31, 2011 have been corrected and are now each reflected as $10,068,625.

This Amendment No. 1 continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

PART II

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

/s/ Travis Wolff, LLP

Dallas, Texas

April 1, 2013

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$413,353	$525,632
Accounts receivable, less allowance for doubtful accounts of $162,000 in 2012 and $149,000 in 2011	2,385,644	1,754,959
Inventories, net	2,671,616	2,845,563
Prepaid expenses	298,185	330,403
Deferred income taxes	287,417	278,437

Total current assets	6,056,215	5,734,994
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	803,021	754,922
Machinery and equipment	11,292,235	10,891,820

	12,095,756	11,647,242
Less allowance for depreciation and amortization	(8,861,997)	(8,087,988)

	3,233,759	3,559,254
Other noncurrent assets	45,173	47,259
Deferred income taxes	628,351	727,118

Total assets	$9,963,498	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2012	2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,856,023	$1,627,489
Customer deposits	255,753	398,167
Commissions, salaries, wages and taxes thereon	157,087	162,507
Income taxes payable	3,888	69,718
Revolving line of credit	1,300,000	700,000
Current portion of long-term debt	200,000	200,000
Other accrued expenses	690,584	491,188

Total current liabilities	4,463,335	3,649,069
Long-term liabilities:
Long-term debt, net of current portion	400,000	600,000
Pension and other benefits	2,128,210	2,051,054

	2,528,210	2,651,054
Total liabilities	6,991,545	6,300,123
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $1 par value:
Authorized shares—4,000,000 Issued shares—1,879,319 and 1,871,999 in 2012 and 2011, respectively Outstanding shares—1,687,319 and 1,679,999 in 2012 and 2011, respectively	1,879,319	1,871,999
Other capital	288,395	284,478
Retained earnings	4,386,520	5,001,097
Treasury stock at cost (192,000 shares)	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,470,281)	(1,277,072)

Total stockholders’ equity	2,971,953	3,768,502

Total liabilities and stockholders’ equity	$9,963,498	$10,068,625

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
Net sales	$13,676,186	$13,386,336	$12,099,012
Cost of products sold	9,767,377	9,286,025	7,726,497

Gross profit	3,908,809	4,100,311	4,372,515
Selling, administrative and general expenses	3,991,280	4,070,957	4,217,205
Restructuring charge	283,924	—	—

Total operating expenses	4,275,204	4,070,957	4,217,205

Total operating income (loss)	(366,395)	29,354	155,310

Interest income (expense)	13,637	(47)	—
Other income (expense)—net	(14,005)	120,033	61,087
Interest expense	(116,382)	(68,733)	(16,232)

Net income (loss) before income taxes	(483,145)	80,607	200,165
Income tax expense (benefit)	131,433	43,516	131,796

Net income (loss)	$(614,578)	$37,091	$68,369

Weighted average common shares:
Basic	1,682,994	1,655,805	1,605,769

Diluted	1,682,994	1,655,805	1,605,769

Income (loss) per share of common stock:
Basic	$(0.37)	$0.02	$0.04

Diluted	$(0.37)	$0.02	$0.04

Dividends per share of common stock	$0.00	$0.00	$0.00

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2012	2011	2010
Net income (loss)	$(614,578)	$37,091	$68,369
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,130)	(18,028)	11,925
Adjustment to minimum pension liability, net of tax effect of $91,544 in 2012, $158,869 in 2011, and $79,354 in 2010	(187,078)	(610,220)	(119,033)

Other comprehensive loss	(193,208)	(628,248)	(107,108)

Total comprehensive loss	$(807,786)	$(591,157)	$(38,739)

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$1,781,015	$242,846	$4,895,637	$(2,112,000)	$(541,716)	$4,265,782
Net income (loss)	—	—	68,369	—	—	68,369
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	11,925	11,925
Minimum pension liability adjustment, net of tax benefit of $79,354	—	—	—	—	(119,033)	(119,033)

Total comprehensive loss						(38,739)
Common stock issued as compensation (53,091 shares)	53,091	22,425	—	—	—	75,516

Balance at December 31, 2010	$1,834,106	$265,271	$4,964,006	$(2,112,000)	$(648,824)	$4,302,559
Net income (loss)	—	—	37,091	—	—	37,091
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(18,028)	(18,028)
Minimum pension liability adjustment, net of tax benefit of $158,869	—	—	—	—	(610,220)	(610,220)

Total comprehensive loss						(591,157)
Common stock issued as compensation (37,893 shares)	37,893	19,207	—	—	—	57,100

Balance at December 31, 2011	$1,871,999	$284,478	$5,001,097	$(2,112,000)	$(1,277,072)	$3,768,502
Net income (loss)	—	—	(614,578)	—	—	(614,578)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(6,130)	(6,130)
Minimum pension liability adjustment, net of tax benefit of $91,544	—	—	—	—	(187,078)	(187,078)

Total comprehensive loss						(807,786)
Common stock issued as compensation (7,320 shares)	7,320	3,917	—	—	—	11,237

Balance at December 31, 2012	$1,879,319	$288,395	$4,386,519	$(2,112,000)	$(1,470,280)	$2,971,953

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(614,578)	$37,091	$68,369
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	744,094	671,009	336,037
Provision for uncollectible accounts	48,342	22,585	31,290
Equity based compensation	11,237	62,025	75,516
Loss on disposal of assets	—	—	686
Deferred income taxes	(770)	(297,640)	(36,088)
Changes in assets and liabilities:
Accounts and other receivables	(740,794)	1,000,269	1,526,273
Inventories	174,037	(300,472)	(297,059)
Prepaid expenses	32,680	(103,376)	(131,793)
Deferred revenue	—	(341,000)	—
Accounts payable and accrued expenses	345,205	(274,209)	(214,132)
Income taxes	(65,830)	4,519	(10,973)
Pension and other benefits	(11,844)	123,983	169,543

Net cash provided by (used in) operating activities	(78,221)	604,784	1,517,669
Net cash used in investing activities:
Purchase of property, plant and equipment	(413,737)	(1,227,798)	(1,968,592)
Financing activities:
Long-term debt payments	(200,000)	(200,000)	—
Long-term debt borrowings	—	—	1,000,000
Borrowings under revolving line of credit	600,000	700,000	—
Repayment of factoring agreement	—	—	(428,588)

Net cash provided by financing activities	400,000	500,000	571,412

Effect of exchange rate changes on cash	(20,321)	(1,306)	2,711

Net increase (decrease) in cash and cash equivalents	(112,279)	(124,320)	123,200
Cash and cash equivalents at beginning of year	525,632	649,952	526,752

Cash and cash equivalents at end of year	$413,353	$525,632	$649,952

Supplemental cash flow information:
Cash paid during the year for:
Interest	$107,057	$67,555	$15,447

Income taxes	$15,210	$15,647	$20,311

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

17. Subsequent Events

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 1 on Form 10-K/A:

1.	The financial statements together with the report of Travis Wolff, LLP dated April 1, 2013 are included in Item 8. Financial Statements and Supplementary Data in this Amendment No. 1 on Form 10-K/A.

2.	Schedule II—Valuation and Qualifying Accounts is included in this Amendment No. 1 on Form 10-K/A. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Amendment No. 1 on Form 10-K/A:

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

3.1*	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980

3.2*	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3*	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4*	Amended and Restated By-laws of American Locker Group Incorporated	Exhibit to Form 10-K for the year ended December 31, 2007

4.1*	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999

10.1*	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005

10.2*	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999

10.3*	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999

10.4*	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2009

10.5*	Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2010

10.6*	Lease Agreement dated November 16, 2010 between American Locker Group and BV DFWA I, LP	Exhibit to Form 10-K for year ended December 31, 2010

10.7*	Amendment dated October 27, 2011 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2011

10.8*	First Amendment to Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2011

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

10.9*	Amendment dated November 9, 2012 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Filed herewith

21.1*	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in American Locker Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

April 9, 2013	By:	/S/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer

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