Form 10-Q
period 2013-03-31
AMERICAN LOCKER GROUP INC
filed 2013-05-15
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,687,319 shares of common stock, par value $1.00, issued and outstanding as of May 15, 2013.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, competition, new product development, liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position and the results of our operations for the interim periods presented.

The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2012 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013 (Unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$243,885	$413,353
Accounts receivable, less allowance for doubtful accounts of approximately $151,000 in 2013 and $162,000 in 2012	2,044,033	2,385,644
Inventories, net	2,615,009	2,671,616
Prepaid expenses	273,297	298,185
Deferred income taxes	284,254	287,417

Total current assets	5,460,478	6,056,215

Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	806,958	803,021
Machinery and equipment	11,261,810	11,292,235

	12,069,268	12,095,756
Less allowance for depreciation and amortization	(9,029,595)	(8,861,997)

	3,039,673	3,233,759
Other noncurrent assets	43,414	45,173
Deferred income taxes	630,562	628,351

Total assets	$9,174,127	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2013 (Unaudited)	2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,823,157	$1,856,023
Customer deposits	310,969	255,753
Commissions, salaries, wages, and taxes thereon	108,562	157,087
Income taxes payable	4,819	3,888
Revolving line of credit	970,000	1,300,000
Current portion of long-term debt	700,000	200,000
Accrued settlement, current position	160,000	—
Other accrued expenses	761,420	690,584

Total current liabilities	4,838,927	4,463,335

Long-term liabilities:
Long-term debt, net of current portion	—	400,000
Accrued settlement, net of current portion	247,000	—
Pension and other benefits	2,144,048	2,128,210

	2,391,048	2,528,210

Total liabilities	7,229,975	6,991,545

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,879,319 in 2013 and 1,879,319 in 2012; Outstanding shares – 1,687,319 in 2013 and 1,687,319 in 2012	1,879,319	1,879,319
Other capital	288,395	288,395
Retained earnings	3,372,890	4,386,520
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,484,452)	(1,470,281)

Total stockholders’ equity	1,944,152	2,971,953

Total liabilities and stockholders’ equity	$9,174,127	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$3,154,487	$3,267,081

Cost of products sold	2,557,271	2,342,707

Gross profit	597,216	924,374

Selling, general and administrative expenses	1,155,495	1,034,682
Settlement expense	441,583	—

Total operating loss	(999,862)	(110,308)

Other income (expense):
Interest income	23,309	7
Other expense – net	(6,414)	(9,320)
Interest expense	(26,723)	(28,760)

Total other income (expense)	(9,828)	(38,073)

Loss before income taxes	(1,009,690)	(148,381)
Income tax benefit (expense)	(3,940)	63,163

Net loss	$(1,013,630)	$(85,218)

Weighted average common shares:
Basic	1,687,319	1,679,999

Diluted	1,687,319	1,679,999

Loss per share of common stock:
Basic	$(0.60)	$(0.05)

Diluted	$(0.60)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,013,630)	$(85,218)
Other comprehensive income:
Foreign currency translation adjustment	(23,095)	20,018
Adjustment to minimum pension liability, net of tax effect of $3,514 in 2013 and $3,499 in 2012	8,924	(8,887)

Other comprehensive income (loss)	(14,171)	11,131

Total comprehensive loss	(1,027,801)	(74,087)

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(1,013,630)	$(85,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195,819	181,757
Provision for uncollectible accounts	(4,172)	10,500
Equity based compensation	—	5,500
Deferred income taxes	3,512	(3,498)
Changes in assets and liabilities:
Accounts receivable	340,577	(74,195)
Inventories	56,463	187,863
Prepaid expenses	24,440	11,438
Accounts payable, customer deposits, accrued settlement and accrued expenses	455,241	(254,685)
Pension and other benefits	16,738	(919)
Income taxes	931	(66,321)

Net cash provided by (used in) operating activities	75,919	(87,778)
Investing activities
Purchase of property, plant and equipment	(5,000)	(66,885)

Net cash used in investing activities	(5,000)	(66,885)

Financing activities
Long-term debt payments	(50,000)	(50,000)
Long-term debt borrowings	150,000	—
Borrowing (payments) on line of credit	(330,000)	100,000

Net cash provided by (used in) financing activities	(230,000)	50,000
Effect of exchange rate changes on cash	(10,387)	6,916

Net decrease in cash and cash equivalents	(169,468)	(97,747)
Cash and cash equivalents at beginning of period	413,353	525,632

Cash and cash equivalents at end of period	$243,885	$427,885

Supplemental cash flow information:
Cash paid for:
Interest	$27,593	$24,577

Income taxes	$3,011	$3,158

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.

Effect of New Accounting Guidance

On February 15, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

2. Disneyland Concession Agreement

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

The Company installed approximately 4,300 electronic lockers under the Disney Agreement. The Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. The term of the Disney Agreement is five years, with an option to renew for one year at Disney’s option. Operation of the lockers began in late November 2010. The Agreement contains a buyout option at the end of each contract year and a provision to compensate the Company in the event Disney terminates the Agreement without cause.

The Company capitalized its costs related to the Disney Agreement and the Company is depreciating such costs over the five year term of the agreement. The Company recognizes revenue for its portion of the revenue as it is collected.

3. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished products	$413,047	$602,753
Work-in-process	713,528	666,830
Raw materials	1,488,434	1,402,033

Net Inventories	$2,615,009	$2,671,616

4. Income Taxes

Provision for income taxes is based upon the estimated annual effective income tax rate. The effective income tax rate for the three months ended March 31, 2013 and 2012 was (0.4%) and 42.6%, respectively. For the three months ended March 31, 2013, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance offsetting the net operating loss carryforward generated in that period. For the three months ended March 31, 2012, the difference in the effective income tax rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting and the reversal of a previously accrued tax provision.

5. Stockholders’ Equity

The Company did not issue any shares of common stock in the first quarter of 2013.

6. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Service Cost	$—	$5,250	$—	$—
Interest Cost	41,634	42,500	12,950	14,666
Expected return on plan assets	(38,603)	(40,250)	(17,415)	(18,383)
Net actuarial loss		—	—	8,480
Amortizations	23,415	23,500	—	—

Net periodic benefit cost	$26,446	$31,000	$(4,465)	$4,763

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

The fair value hierarchy of the plan assets are as follows:

		March 31,2013
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	94,009	11,440
Mutual funds	Level 1	270,462	1,284,878
Corporate/Government Bonds	Level 1	745,822	—
Equities	Level 1	1,047,373

Total		2,157,666	1,296,318

US pension plan assets are invested solely in pooled separate account funds, which are managed by Bank of America Merrill Lynch (“BAML”). The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. There have been no significant transfers in or out of Level 1 or Level 2 fair value measurements.

For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

7. Earnings Per Share

The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(1,013,630)	$(85,218)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,687,319	1,679,999

Loss per common share (basic and diluted):	$(0.60)	$(0.05)

The Company had 12,000 stock options outstanding at March 31, 2013 and 2012, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

8. Debt

On December 8, 2010, the Company entered into a credit agreement (the “Loan Agreement”) with Bank of America Merrill Lynch (“BAML”), pursuant to which the Company obtained a $1 million term loan (the “Term Loan”) and a $2.5 million revolving line of credit (the “Line of Credit”). On November 4, 2011, the Company and BAML amended the Loan Agreement to include the addition of a $500,000 draw note (the “Draw Note”). On November 9, 2012, the Company and BAML amended the Loan Agreement to extend availability under the Draw Note and the maturity date of the Line of Credit to October 31, 2013.

The proceeds of the Term Loan were used to fund the Company’s investment in lockers used in the Disney Agreement. Borrowings under the Line of Credit have been and will be used primarily for working capital needs in the ordinary course of business and for general corporate purposes. The Draw Note is to be used to fund the Company’s investment in future concession contracts.

Monthly payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015. As of March 31, 2013, the Term Loan had an outstanding principal balance of $550,000.

The Company can draw up to $500,000 on the Draw Note before October 31, 2013. The Company will pay interest only on the Draw Note through November 27, 2013, after which the Company will pay interest and principal so that the balance will be paid in full as of October 31, 2016. As of March 31, 2013, the Draw Note had an outstanding principal balance of $150,000.

The Company can borrow and repay principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods inventory by 50%. As of March 31, 2013, the Line of Credit had an outstanding principal balance of $970,000.

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

The Loan Agreement is secured by a first priority lien on all of the Company’s accounts receivable, inventory and equipment pursuant to a security agreement.

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarter ended March 31, 2013, we were not in compliance with either covenant. Management disclosed this covenant violation to BAML and, in connection with such covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights, powers, privileges and remedies available to it under the Loan Agreement. While the covenant violation has not been waived by BAML as of the date of this report, management expects BAML to waive such covenant violation or amend the Loan Agreement to reflect covenants with which the Company would be in compliance for the quarter ended March 31, 2013. However, we can give no assurance that any such waiver or amendment to the Loan Agreement will be executed. Accordingly, the Company has classified all outstanding debt under the Loan Agreement as current in the accompanying consolidated balance sheet as of March 31, 2013.

We believe it is unlikely that we will be in compliance with the debt service coverage ratio or the funded debt-to-EBITDA ratio required to be maintained under terms of the Loan Agreement for the quarter ending June 30, 2013. We have disclosed these potential covenant violations to BAML. Although management expects BAML to waive such a covenant violation or amend the Loan Agreement to reflect covenants with which the Company would be in compliance for the quarter ending June 30, 2013, we can provide no assurance that any such waiver or amendment to the Loan Agreement will be executed.

If we are unable to obtain a waiver from BAML for the covenant violations described herein or unable to execute an amendment to the Loan Agreement to reflect covenants with which we can comply, BAML could demand payment of all balances outstanding under the Loan Agreement. In the event of such occurrence, we would proactively seek financing through lending arrangements with banks or other lenders to replace the financing currently in place with BAML. We believe we would be able to secure replacement financing in a reasonable period of time, though we can give no assurances of such and, if we were able to secure such financing, we can give no assurances that we would be able to do so on commercially reasonable terms. The inability to secure replacement financing would have a material adverse effect on the Company’s ability to continue operations.

Subject to BAML’s consent, the Company is prohibited from incurring or assuming additional debt and from permitting liens to be placed upon any of its property, assets or revenues, except in certain limited circumstances. Additionally, the Company is prohibited from entering into certain transactions, including a merger or consolidation, without BAML’s consent.

9. Restructuring

In 2009, the Company restructured its business operations to rationalize its cost structure in an uncertain economic environment. The restructuring included plans for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in severance and payroll charges during the year ended December 31, 2009 of approximately $264,000. At March 31, 2013, the balance remaining of such payments was $13,500, and the Company expects to make such payments before June 30, 2013.

In 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in 2012 of approximately $283,900.

Accrued restructuring expenses of approximately $13,500 are included in “Other accrued expenses” in the Company’s consolidated balance sheet as of March 31, 2013, while the increase to inventory obsolescence is included in “Inventory reserve.”

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended March 31, 2013:

	December 31, 2012	Expense	Payment/Charges	March 31, 2013
Severance	$27,900	—	$(14,400)	$13,500
Inventory	89,000	—	—	89,000
Other	12,000	—	$(12,000)	—

Total	$128,900	—	$(26,400)	$102,500

10. Commitments and Contingencies

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (“PRP”) with respect to environmental contamination at, and alleged migration from, property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. This matter has not been litigated, and at the present time the Company has only been identified as a PRP. The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been litigated. To the Company’s knowledge, the NYSDEC has not commenced implementation of the remediation plan and has not indicated when construction will start, if ever. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.

Beginning in September 1998 and continuing through the date of filing of this Quarterly Report on Form 10-Q, the Company has been named as an additional defendant in approximately 234 cases pending in state court in Massachusetts and 1 in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced which indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 35 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 167 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of March 25, 2013, the most recent date information is available, is approximately 32 cases.

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

11. Legal Matters

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. At December 31, 2012, the Company recorded a liability of $50,000 for estimated costs to be reimbursed to the customer pursuant to the terms of the agreement. As of March 31, 2013, the balance of this liability was $39,169. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue.

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. The customer sought to recover its damages in an unspecified sum and liquidated damages in the amount of $50,000 as well as costs and fees. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims in which the Company will pay to the customer an aggregate amount of $30,000. Under terms of the settlement agreement, the Company will make five monthly payments of $6,000 to the customer beginning May 1, 2013. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement.

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by the competitor. Shortly after commencing the suit, the plaintiff unsuccessfully sought injunctive relief against the Company. Based on the Company’s review of the facts and its success in defeating the plaintiff’s desired injunctive relief and based on the fact that the plaintiff never identified specific monetary damages incurred as a result of the Company’s alleged conduct, the Company has consistently believed that the asserted claims were without merit and that the Company’s chances of prevailing without material liability to be high. In May 2013, due largely to the costs of the ongoing litigation, the Company and the plaintiff agreed to a settlement of the plaintiff’s claims through execution of a term sheet (the “Term Sheet”). Under the terms of the Term Sheet, the parties agreed, among other things, that the Company would pay to the plaintiff all outstanding invoices due to the plaintiff as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and would pay license, service and other fees to the plaintiff in return for the plaintiff providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. Of this amount, approximately $377,000 was recorded as accrued settlement and approximately $35,000 was included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2013. The Company will pay amounts due to the plaintiff under the terms of the settlement over a minimum period of 29 months beginning June 1, 2013.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company is a leading manufacturer of lockers and lock and key systems with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states and in Canada, Mexico, Europe, Asia and South America. Most of the Company’s lockers systems are key-controlled checking lockers and these locker systems are frequently provided under a concession arrangement in which the Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations.

The Company manufactures mailboxes that are used for the delivery of mail, packages and other parcels to multi-tenant facilities. The Company manufactures United States Postal Service (“USPS”) approved multi-tenant mailboxes that are typically installed in apartment and commercial buildings.

In addition to its mailbox and locker system operations, the Company offers contract manufacturing services for customers. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers.

Results of Operations — Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Overall Results

Consolidated net sales for the first quarter of 2013 reflect a decrease in net sales of $112,594 to $3,154,487 when compared to net sales of $3,267,081 for the same period of 2012, representing a 3.4% decrease. Pre-tax operating results declined to a pre-tax loss of $1,009,690 for the first quarter of 2013 from a pre-tax loss of $148,381 for the first quarter of 2012. After-tax operating results declined to net loss of $1,013,630 for the first quarter of 2013 from a net loss of $85,218 for the first quarter of 2012. Net loss per share (basic and diluted) was $0.60 in the first quarter of 2013, a decline from a net loss per share (basic and diluted) of $0.05 for the first quarter of 2012.

Net Sales

Consolidated net sales for the three months ended March 31, 2013 were $3,154,487, a decrease of $112,594, or 3.4%, compared to net sales of $3,267,081 for the same period of 2012. Sales of lockers for the three months ended March 31, 2013 were $1,881,911, a decrease of $438,834, or 18.9%, compared to sales of $2,320,745 for the same period of 2012. The decrease is primarily attributable to decreased sales of Ambassador lockers.

Concession revenue for the three months ended March 31, 2013 was $330,775, an increase of $17,764 or 5.7% from concession revenue of $313,011 for the same period of 2012. Additionally, sales of mailboxes were $776,736 for the three months ended March 31, 2013, an increase of $339,234, or 77.5%, compared to sales of $437,502 for the same period of 2012. Increased mailbox sales were primarily driven by increased Horizontal 4C sales.

Sales of contract manufacturing services were $165,065 for the three months ended March 31, 2013, compared to $195,823 for the same period of 2012. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing us to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. We believe this process improves quality, reduces lead time and reduces total costs for the end user.

	Three Months Ended March 31,		Dollar Increase/(Decrease)	Percentage Increase/(Decrease)
	2013	2012
Lockers	$1,881,911	$2,320,745	$(438,834)	(18.9%)
Mailboxes	776,736	437,502	339,234	77.5%
Contract manufacturing	165,065	195,823	(30,758)	(15.7%)
Concession revenues	330,775	313,011	17,764	5.7%

Total	$3,154,487	$3,267,081	$(112,594)	(3.4%)

Gross Margin

Consolidated gross margin for the three months ended March 31, 2013 was $597,216, or 18.9% of net sales, compared to $924,374, or 28.3% of net sales, for the same period of 2012, a decrease of $327,158, or 35.4%. The primary driver of the decreased gross margin as a percentage of revenue was the fulfillment of two large sales orders at competitive, lower-margin pricing.

Selling, General and Administrative Expenses

SG&A expense increased $120,813 or 11.7% to $1,155,495 compared to $1,034,682 in the same period of 2012, which represents an increase to 36.6% of net revenue from 31.7% compared to the same period in 2012. The increase was primarily driven by an increase in legal fees of approximately $120,000.

Settlement Expense

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims in which the Company will pay to the customer an aggregate amount of $30,000. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement. In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier). In May 2013, the Company and the plaintiff agreed to a settlement of the plaintiff’s claims. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. These settlements are more fully described in Note 10 and Note 11 to the accompanying consolidated financial statements.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $26,723, a decrease of $2,037, or 7.1%, compared to interest expense of $28,760 for the same period of 2012. This decrease in interest expense was the result of a smaller balance on the Term Loan.

Income Taxes

For the first quarter of 2013, the Company recorded income tax expense of $3,940 compared to income tax benefit of $63,163 for the same period of 2012. The Company’s effective income tax rate was approximately (0.4%) and 42.6% in the first quarter of 2013 and 2012, respectively. For the first quarter of 2013, the difference in the effective income tax rate compared to the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance of approximately $348,000. During the first quarter of 2012, certain statutes of limitation expired resulting in a tax benefit of $68,791 being recorded from reversing a previously accrued tax provision.

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

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies’ computation. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as, an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future; and

•	Excludes certain one-time, non-recurring expenses and equity compensation.

The following table reconciles earnings as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,013,630)	$(85,218)
Income tax expense (benefit)	3,940	(63,163)
Interest expense	26,723	28,760
Depreciation and amortization expense	195,819	181,757
Legal settlements	441,583	—
Equity based compensation	—	5,500

Adjusted EBITDA	$(345,565)	$67,636
Adjusted EBITDA as a percentage of revenues	(11.0% )	2.1%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of March 31, 2013	As of December 31, 2012
Current Ratio	1.13	1.36
Working Capital	$621,551	$1,592,880

The Company’s capital expenditures approximated $5,000 and $67,000 for the three months ended March 31, 2013 and three months ended March 31,2012, respectively.

The Company’s primary sources of liquidity include cash flows generated by our operations and borrowing under the Line of Credit and available Draw Note. Expected uses of cash in fiscal year 2013 include funds required to support the Company’s operating activities, including expected growth of our contract manufacturing business, capital expenditures, payments on long-term debt and contributions to the Company’s defined benefit pension plans. The Company plans to manage its liquidity position in 2013 by maintaining an intense focus on controlling expenses and capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and more efficient inventory management through better planning of lead-time purchasing and safety stock levels.

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarter ended March 31, 2013, we were not in compliance with either covenant. Management disclosed this covenant violation to BAML and, in connection with such covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights, powers, privileges and remedies available to it under the Loan Agreement. While the covenant violation has not been waived by BAML as of the date of this report, management expects BAML to waive such covenant violation or amend the Loan Agreement to reflect covenants with which the Company would be in compliance for the quarter ended March 31, 2013. However, we can give no assurance that any such waiver or amendment to the Loan Agreement will be executed. If we are unable to obtain a waiver of such violation from BAML or unable to execute an amendment to the Loan Agreement to reflect covenants with which we can comply, BAML could demand payment of all balances outstanding under the Loan Agreement. In the event of such occurrence, we would proactively seek financing through lending arrangements with banks or other lenders to replace the financing currently in place with BAML. We believe we would be able to secure replacement financing in a reasonable period of time, though we can give no assurances of such and, if we were able to secure such financing, we can give no assurances that we would be able to do so on commercially reasonable terms. The inability to secure replacement financing would have a material adverse effect on the Company’s ability to continue operations.

If we are able to obtain a waiver of the covenant violations described herein from BAML or execute an amendment to the Loan Agreement to reflect covenants with which we can comply, we believe our financing arrangements under the Loan Agreement and cash flows generated by our operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations for the remainder of 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Effect of New Accounting Guidance

On February 15, 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 16.0% of the Company’s aggregate net assets at March 31, 2013. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2013. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”

Item 3. Defaults Upon Senior Securities

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarter ended March 31, 2013, we were not in compliance with either covenant. Management disclosed this covenant violation to BAML and, in connection with such covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights, powers, privileges and remedies available to it under the Loan Agreement. While the covenant violation has not been waived by BAML as of the date of this report, management expects BAML to waive such covenant violation or amend the Loan Agreement to reflect covenants with which the Company would be in compliance for the quarter ended March 31, 2013. However, we can give no assurance that any such waiver or amendment to the Loan Agreement will be executed. If we are unable to obtain a waiver of such violation from BAML or unable to execute an amendment to the Loan Agreement to reflect covenants with which we can comply, BAML could demand payment of all balances outstanding under the Loan Agreement.

Item 6. Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

May 15, 2013	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

May 15, 2013	By:	/s/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer