Form 10-Q
period 2013-06-30
AMERICAN LOCKER GROUP INC
filed 2013-08-12
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,687,319 shares of common stock, par value $1.00, issued and outstanding as of August 12, 2013.

Page No.

FORWARD-LOOKING INFORMATION	3

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	4
Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2013 and 2012	6
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2013 and 2012	7
Consolidated Statements of Comprehensive Income (Unaudited) for the Six and Three Months Ended June 30, 2013 and 2012	8
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	9
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 3. Defaults Upon Senior Securities	21
Item 6. Exhibits	21

SIGNATURES	22
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$318,281	$413,353
Accounts receivable, less allowance for doubtful accounts of approximately $97,000 in 2013 and $162,000 in 2012	2,264,552	2,385,644
Inventories, net	2,654,651	2,671,616
Prepaid expenses	514,948	298,185
Deferred income taxes	272,267	287,417

Total current assets	6,024,699	6,056,215
Property, plant and equipment:
Land	500	500
Buildings and leasehold improvements	838,855	803,021
Machinery and equipment	11,227,685	11,292,235

	12,067,040	12,095,756
Less allowance for depreciation and amortization	(9,188,709)	(8,861,997)

	2,878,331	3,233,759
Other noncurrent assets	43,414	45,173
Deferred income taxes	640,344	628,351

Total assets	$9,586,788	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2013 (Unaudited)	December 31, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,040,607	$1,856,023
Customer deposits	200,717	255,753
Commissions, salaries, wages, and taxes thereon	136,158	157,087
Income taxes payable	11,072	3,888
Revolving line of credit	1,520,000	1,300,000
Current portion of long-term debt	650,000	200,000
Accrued settlement, current portion	174,000	—
Other accrued expenses	844,377	690,584

Total current liabilities	5,576,931	4,463,335
Long-term liabilities:
Long-term debt, net of current portion	—	400,000
Accrued settlement, net of current portion	208,000	—
Pension and other benefits	2,129,094	2,128,210

	2,337,094	2,528,210
Total liabilities	7,914,025	6,991,545
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,879,319 in 2013 and 1,879,319 in 2012; Outstanding shares – 1,687,319 in 2013 and 1,687,319 in 2012	1,879,319	1,879,319
Other capital	288,395	288,395
Retained earnings	3,109,905	4,386,520
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,492,856)	(1,470,281)

Total stockholders’ equity	1,672,763	2,971,953

Total liabilities and stockholders’ equity	$9,586,788	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2013	2012
Net sales	$7,242,772	$6,398,858
Cost of products sold	5,488,321	4,442,334

Gross profit	1,754,451	1,956,524
Selling, general and administrative expenses	2,518,784	1,954,084
Restructuring costs	—	217,739
Settlement expense	441,583	—

Total operating loss	(1,205,916)	(215,299)
Other income (expense):
Interest income	18,747	7
Other expense – net	(22,254)	(14,716)
Interest expense	(54,806)	(56,790)

Total other income (expense)	(58,313)	(71,499)

Loss before income taxes	(1,264,229)	(286,798)
Income tax benefit (expense)	(12,385)	56,976

Net loss	$(1,276,614)	$(229,822)

Weighted average common shares:
Basic	1,687,319	1,681,992

Diluted	1,687,319	1,681,992

Loss per share of common stock:
Basic	$(0.76)	$(0.14)

Diluted	$(0.76)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2013	2012
Net sales	$4,088,285	$3,131,777
Cost of products sold	2,931,050	2,099,627

Gross profit	1,157,235	1,032,150
Selling, general and administrative expenses	1,363,289	919,402
Restructuring costs	—	217,739

Total operating loss	(206,054)	(104,991)
Other expense:
Other expense – net	(20,402)	(5,396)
Interest expense	(28,083)	(28,030)

Total other expense	(48,485)	(33,426)

Net loss before income taxes	(254,539)	(138,417)
Income tax expense	(8,445)	(6,187)

Net loss	$(262,984)	$(144,604)

Weighted average common shares:
Basic	1,687,319	1,683,985

Diluted	1,687,319	1,683,985

Loss per share of common stock:
Basic	$(0.16)	$(0.09)

Diluted	$(0.16)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six months ended June 30,
	2013	2012
Net loss	$(1,276,614)	$(229,822)
Other comprehensive income (loss):
Foreign currency translation adjustment	(45,357)	4,550
Adjustment to minimum pension liability, net of tax effect of $8,970 in 2013 and $769 in 2012	22,782	1,953

Other comprehensive income (loss)	(22,575)	6,503

Total comprehensive loss	(1,299,189)	(223,319)

	Three months ended June 30,
	2013	2012
Net loss	$(262,984)	$(144,604)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,262)	(15,468)
Adjustment to minimum pension liability, net of tax effect of $5,546 in 2013 and $4,268 in 2012	13,858	10,840

Other comprehensive loss	(8,404)	(4,628)

Total comprehensive loss	(271,388)	(149,232)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(1,276,614)	$(229,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,955	363,625
Provision for uncollectible accounts	2,145	21,000
Equity based compensation	—	5,500
Deferred income taxes	—	770
Changes in assets and liabilities:
Accounts receivable	106,635	(355,730)
Inventories	16,631	281,504
Prepaid expenses	(218,006)	(150,224)
Accounts payable, customer deposits, accrued legal settlement (current and long-term) and accrued expenses	652,664	(87,853)
Pension and other benefits	12,152	(25,503)
Income taxes	7,184	(66,321)

Net cash used in operating activities	(298,254)	(243,054)
Investing activities
Purchase of property, plant and equipment	(50,604)	(90,240)

Net cash used in investing activities	(50,604)	(90,240)
Financing activities
Long-term debt payments	(100,000)	(100,000)
Long-term debt borrowings	150,000	—
Borrowings on line of credit	220,000	200,000

Net cash provided by financing activities	270,000	100,000
Effect of exchange rate changes on cash	(16,214)	5,486

Net decrease in cash and cash equivalents	(95,072)	(227,808)
Cash and cash equivalents at beginning of period	413,353	525,632

Cash and cash equivalents at end of period	$318,281	$297,824

Supplemental cash flow information:
Cash paid for:
Interest	$54,766	$52,191

Income taxes	$5,606	$15,210

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the six and three month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Effect of New Accounting Guidance

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We believe adoption of this new guidance will not have a significant impact on the Company’s consolidated financial statements.

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

3. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished products	$333,371	$602,753
Work-in-process	761,573	666,830
Raw materials	1,559,707	1,402,033

Net Inventories	$2,654,651	$2,671,616

4. Income Taxes

Provision for income taxes is based upon the estimated annual effective income tax rate. The effective income tax rate for the six months ended June 30, 2013 and 2012 was (1.0%) and 19.9%, respectively. For the six months ended June 30, 2013, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance offsetting the net operating loss carryforward generated in that period. For the six months ended June 30, 2012, the difference in the effective income tax rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting, an increase in the deferred tax asset valuation allowance, and the reversal of a previously accrued tax provision.

5. Stockholders’ Equity

The Company did not issue any shares of common stock in the first or second quarters of 2013.

6. Pension Benefits

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit pension plans for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Service Cost	$—	$10,500	$—	$—
Interest Cost	116,343	85,000	26,189	37,840
Expected return on plan assets	(125,410)	(80,500)	(35,219)	(41,525)
Net actuarial loss	—	—	18,764	6,871
Amortizations	79,218	47,000	—	—

Net periodic benefit cost	$70,151	$62,000	$9,734	$3,186

	Three months ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Service Cost	$—	$5,250	$—	$—
Interest Cost	53,237	42,500	12,588	18,884
Expected return on plan assets	(57,386)	(40,250)	(16,929)	(20,723)
Net actuarial loss	—	—	9,019	3,429
Amortizations	36,249	23,500	—	—

Net periodic benefit cost	$32,100	$31,000	$4,678	$1,590

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

The Fair Value Measurements and Disclosure Topic of the Accounting Standards Codification (the “ASC”) requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various values of the Fair Value Measurements and Disclosure Topic of the ASC fair value hierarchy are described as follows:

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

		June 30, 2013
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	94,009	11,440
Mutual funds	Level 1	270,462	1,284,878
Corporate/Government Bonds	Level 1	745,822	—
Equities	Level 1	1,047,373

Total		2,157,666	1,296,318

US pension plan assets are invested solely in pooled separate account funds, which are managed by Bank of America Merrill Lynch. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. There have been no significant transfers in or out of Level 1 or Level 2 fair value measurements.

For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Six months ended June 30,
	2013	2012
Numerator:
Net loss	$(1,276,614)	$(229,822)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	1,687,319	1,681,992

Loss per common share (basic and diluted):	$(0.76)	$(0.14)

The Company had 12,000 stock options outstanding at June 30, 2013 and 2012, respectively, which were not included in the common share computation for loss per share, as the common stock equivalents were anti-dilutive.

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

Monthly payments on the Term Loan, consisting of $16,667 in principal plus accrued interest, began in 2011. The entire outstanding balance of the Term Loan is due on December 8, 2015. As of June 30, 2013, the Term Loan had an outstanding principal balance of $500,000.

The Company can draw up to $500,000 on the Draw Note before October 31, 2013. The Company will pay interest only on the Draw Note through November 27, 2013, after which the Company will pay interest and principal so that the balance will be paid in full as of October 31, 2016. As of June 30, 2013, the Draw Note had an outstanding principal balance of $150,000.

The Company can borrow and repay principal under the Line of Credit from time to time during its term, but the outstanding principal balance of the Line of Credit may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Line of Credit, “borrowing base” is calculated by multiplying eligible accounts receivable of the Company by 80% and eligible raw material and finished goods inventory by 50%. As of June 30, 2013, the Line of Credit had an outstanding principal balance of $1,520,000.

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

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. Pursuant to terms of the Loan Agreement, in May 2013, management disclosed to BAML the first quarter covenant violation and the probability of the second quarter covenant violation. In connection with the first quarter covenant violation and probable second quarter covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights and remedies available to it under the Loan Agreement. While the covenant violations have not been waived by BAML as of the date of this report, based on discussions and correspondence with BAML, management expects BAML to execute a forbearance agreement with the Company which, among other things, will reflect covenants with which the Company would be in compliance for the quarters ended March 31, 2013 and June 30, 2013. However, we can give no assurance that a forbearance agreement or covenant waiver of any kind will be executed. Accordingly, the Company has classified all outstanding debt under the Loan Agreement as current in the accompanying consolidated balance sheet as of June 30, 2013.

If we are unable to obtain a waiver from BAML or execute a forbearance agreement for the covenant violations described herein, BAML could demand payment of all balances outstanding under the Loan Agreement. In the event of such occurrence, we would proactively seek financing through lending arrangements with banks or other lenders to replace the financing currently in place with BAML. We believe we would be able to secure replacement financing in a reasonable period of time, though we can give no assurances of such and, if we were able to secure such financing, we can give no assurances that we would be able to do so on commercially reasonable terms. The inability to secure replacement financing would have a material adverse effect on the Company’s ability to continue operations.

9. Restructuring

In 2009, the Company restructured its business operations to streamline its cost structure. The restructuring included plans for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in certain severance and payroll expenses. The balance remaining of such accrued restructuring expenses included in Other accrued expenses in the Company’s consolidated balance sheet as of June 30, 2013 was $13,500, and the Company expects to make such payments before the end of fiscal year 2013.

In 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in 2012 of approximately $283,900. Of this amount, $89,000 was recorded as an increase to the inventory reserve and is included in Inventory, net in the Company’s consolidated balance sheet as of June 30, 2013.

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the three months ended June 30, 2013:

	December 31, 2012	Expense	Payment/Charges	June 30, 2013
Severance	$27,900	—	($14,400)	$13,500
Inventory	89,000	—	—	89,000
Other	12,000	—	($12,000)	—

Total	$128,900	—	($26,400)	$102,500

	March 31, 2013	Expense	Payment/Charges	June 30, 2013
Severance	$13,500	—	—	$13,500
Inventory	89,000	—	—	89,000
Other	—	—	—	—

Total	$102,500	—	—	$102,500

10. Commitments and Contingencies

In July 2001, the Company received a letter from the New York State Department of Environmental Conservation (the “NYSDEC”) advising the Company that it is a potentially responsible party (“PRP”) with respect to environmental contamination at, and alleged migration from, property located in Gowanda, New York which was sold by the Company to Gowanda Electronics Corporation prior to 1980. In March 2001, the NYSDEC issued a Record of Decision with respect to the Gowanda site in which it set forth a remedy including continued operation of an existing extraction well and air stripper, installation of groundwater pumping wells and a collection trench, construction of a treatment system in a separate building on the site, installation of a reactive iron wall covering 250 linear feet, which is intended to intercept any contaminates and implementation of an on-going monitoring system. The NYSDEC has estimated that its selected remediation plan will cost approximately $688,000 for initial construction and a total of $1,997,000 with respect to expected operation and maintenance expenses over a 30-year period after completion of initial construction. The Company has not conceded to the NYSDEC that the Company is liable with respect to this matter and has not agreed with the NYSDEC that the remediation plan selected by NYSDEC is the most appropriate plan. At the present time the Company has only been identified as a potentially responsible party (“PRP”). The Company also believes that other parties may have been identified by the NYSDEC as PRPs, and the allocation of financial responsibility of such parties has not been determined. To the Company’s knowledge, the NYSDEC has not commenced implementation of the remediation plan and has not indicated when construction will start, if ever. Based upon currently available information, the Company is unable to estimate timing with respect to the resolution of this matter. The Company’s primary insurance carrier has assumed the cost of the Company’s defense in this matter, subject to a reservation of rights.

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

11. Legal Matters

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. At December 31, 2012 and May 31, 2013, the Company recorded a liability and expense of $50,000 and approximately $102,000, respectively, for estimated costs to be reimbursed to the customer pursuant to the terms of the agreement. As of June 30, 2013, the balance of this liability, which is included in accounts payable, was approximately $10,000. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue.

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. The customer sought to recover its damages in an unspecified sum and liquidated damages in the amount of $50,000 as well as costs and fees. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims pursuant to which the Company will pay to the customer an aggregate amount of $30,000. Under terms of the settlement agreement, the Company will make five monthly payments of $6,000 to the customer which began May 1, 2013. At March 31, 2013, the Company recorded an expense of $30,000 related to this settlement, of which $18,000 remained unpaid and outstanding and is included in accrued settlement as of June 30, 2013.

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by the competitor. The Company had consistently believed that the asserted claims were without merit and that the Company’s chances of prevailing without material liability were high. However, due largely to the increasing costs of the ongoing litigation, the Company and the plaintiff entered into a settlement agreement effective as of June 12, 2013 (the “Settlement Agreement”). Pursuant to terms of the Settlement Agreement, the parties agreed, among other things, that the Company would pay to the plaintiff all outstanding invoices due to the plaintiff as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and would pay license, service and other fees to the plaintiff in return for the plaintiff’s providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. Of this amount, approximately $377,000 was recorded as accrued settlement and approximately $35,000 was included in other accrued expenses at March 31, 2013. The Company will pay amounts due to the plaintiff under the terms of the Settlement Agreement over a minimum period of 29 months which began June 1, 2013.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

12. Subsequent Event

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 (as amended, the “Purchase Agreement”) by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young. Mr. Young purchased the real property for total consideration of $212,500.00. The property sold consisted of an approximately 12,800 square foot building. The sale of this property concluded the Ellicottville relocation that had commenced in 2012 and is discussed more fully in Note 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company is a leading manufacturer of lockers and lock and key systems with a wide-range of applications for use in numerous industries. The Company is best known for manufacturing and servicing the widely-utilized key and lock system with the iconic plastic orange cap. The Company serves customers in a variety of industries in all 50 states and in Canada, Mexico, Europe, Asia and South America. Most of the Company’s lockers systems are key-controlled checking lockers and these locker systems are frequently provided under a concession arrangement by which the Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations.

The Company manufactures mailboxes that are used for the delivery of mail, packages and other parcels to multi-tenant facilities. The Company manufactures United States Postal Service (“USPS”) approved multi-tenant mailboxes that are typically installed in apartment buildings, commercial buildings and on college/university campuses. The Company also sells mailbox units to customers that offer mailbox rental services.

In addition to its mailbox and locker system operations, the Company offers contract manufacturing services for customers. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

Overall Results and Outlook

Consolidated net sales for the first six months of 2013 increased by $843,914 to $7,242,772 as compared to the first six months of 2012, representing a 13.2% increase. This increase was primarily attributable to increases in mailbox and contract manufacturing revenue partially offset by a slight decrease in locker revenue. Pre-tax operating results declined to a pre-tax loss of $1,264,229 for the first six months of 2013 from pre-tax loss of $286,798 for the first six months of 2012. After-tax operating results declined to a net loss of $1,276,614 for the first six months of 2013 from a net loss of $229,822 for the first six months of 2012. Net loss per share (basic and diluted) was $(0.76) in the first six months of 2013, a $0.62 decline from a net loss per share (basic and diluted) of $0.14 for the first six months of 2012.

Net Sales

Consolidated net sales for the six months ended June 30, 2013 were $7,242,772, an increase of $843,914, or 13.2%, compared to net sales of $6,398,858 for the same period of 2012. Sales of lockers for the six months ended June 30, 2013 were $4,184,320, a decrease of $118,894, or 2.8%, compared to locker sales of $4,303,214 for the same period of 2012.

Sales of mailboxes were $1,592,033 for the six months ended June 30, 2013, an increase of $675,005, or 73.6%, compared to mailbox sales of $917,028 for the same period of 2012. Increased mailbox sales in the first six months of 2013 were primarily the result of increased sales to customers that offer mailbox rental services and increased sales of mailbox units to colleges and universities.

Sales of contract manufacturing services were $810,904 for the six months ended June 30, 2013 compared to $526,552 for the same period of 2012, representing an increase of $284,352, or 54.0%. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing us to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues through the first six months of 2013 is directly attributable to the Company’s efforts to aggressively grow this segment of our business.

Concession revenues for the six months ended June 30, 2013 were $655,515, a modest increase of $3,451 or 0.5% from concession revenues of $652,064 for the same period of 2012.

	Six months ended June 30,		Dollar Increase/	Percentage Increase/
	2013	2012	(Decrease)	(Decrease)
Lockers	$4,184,320	$4,303,214	$(118,894)	(2.8%)
Mailboxes	1,592,033	917,028	675,005	73.6%
Contract manufacturing	810,904	526,552	284,352	54.0%
Concession revenues	655,515	652,064	3,451	0.5%

Total	$7,242,772	$6,398,858	$843,914	13.2%

Gross Margin

Consolidated gross margin for the six months ended June 30, 2012 was $1,754,451, or 24.2% of net sales, compared to $1,956,524, or 30.6% of net sales, for the same period of 2012, a decrease of $202,073, or 10.3%. Gross margin as a percentage of net sales decreased from 2012 primarily due to (1) the fulfillment of two large sales orders at competitive, lower-margin pricing in the first quarter of 2013, (2) the increase in contract manufacturing revenue, which yielded slightly lower margins than other product sales, and (3) higher direct concession costs in the first six months of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 were $2,518,784 or 34.8% of net sales, compared to $1,954,084 or 30.5% of net sales for the same period of 2012, an increase of $564,700, or 28.9%. The increase in 2013 was primarily due to a general increase in administrative costs associated with the growth in our business as well as (1) increased legal expenses of approximately $231,000 incurred in connection with the legal matters described in Note 11 to the accompanying consolidated financial statements, (2) increased general expense of approximately $102,000 for costs reimbursed to a customer to resolve a quality issue, which is more fully described in Note 11 to the accompanying consolidated financial statements, and (3) increased public company expenses of approximately $87,000 related primarily to increased SEC filing expenses and audit fees.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $54,806, a decrease of $1,984, or 3.5%, compared to interest expense of $56,790 for the same period of 2012. This decrease is primarily due to reduced amounts of loan origination fees amortized to interest expense and a slight decrease in interest rates on our outstanding debt in the second quarter of 2013, partially offset by an increase resulting from increased debt balances in the second quarter of 2013.

Settlement Expense

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims in which the Company will pay to the customer an aggregate amount of $30,000. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement. In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier). In May 2013, the Company and the plaintiff agreed to a settlement of the plaintiff’s claims. At June 30, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. These settlements are more fully described in Note 11 to the accompanying consolidated financial statements.

Income Taxes

For the six months ended June 30, 2013, the Company recorded income tax expense of $12,385, compared to an income tax benefit of $56,976 for the same period of 2012. The Company’s effective income tax rate was approximately (1.0)% and 19.9% for the six months ended June 30, 2013 and 2012, respectively. In the first six months of 2013, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of $463,617, as well as permanent timing differences between expenses recorded for financial and tax reporting. During the first six months of 2012, certain statutes of limitations expired resulting in a tax benefit of $69,791 being recorded from reversing a previously accrued tax provision.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overall Results

Consolidated net sales for the second quarter of 2013 reflect an increase in net sales of $956,508 to $4,088,285 when compared to net sales of $3,131,777 for the same period of 2012, representing a 30.5% increase. Pre-tax operating results declined to a pre-tax loss of $254,539 for the second quarter of 2013 from a pre-tax loss of $138,417 for the second quarter of 2012. After-tax operating results declined to net loss of $262,984 for the second quarter of 2013 from a net loss of $144,604 for the second quarter of 2012. Net loss per share (basic and diluted) was $0.16 in the second quarter of 2013, a decline from a net loss per share (basic and diluted) of $0.09 for the second quarter of 2012.

Net Sales

Consolidated net sales for the three months ended June 30, 2013 were $4,088,285, an increase of $956,508, or 30.5%, compared to net sales of $3,131,777 for the same period of 2012. Sales of lockers for the three months ended June 30, 2013 were $2,302,409, an increase of $319,940, or 16.1%, compared to sales of $1,982,469 for the same period of 2012. The increase in locker sales is primarily attributable to the introduction and sale of a new parcel packaging locker system in the second quarter of 2013.

Sales of mailboxes were $815,297 for the three months ended June 30, 2013, an increase of $335,771, or 70.0%, compared to sales of $479,526 for the same period of 2012. Increased mailbox sales in the second quarter of 2013 were primarily the result of increased sales to customers that offer mailbox rental services and increased sales of mailbox units to colleges and universities.

Sales of contract manufacturing services were $645,839 for the three months ended June 30, 2013, an increase of $315,110, or 95.3%, compared to sales of $330,729 for the same period of 2012. The increase in contract manufacturing revenues in the second quarter of 2013 is directly attributable to the Company’s recent efforts to aggressively grow this segment of our business.

Concession revenues for the three months ended June 30, 2013 were $324,740, a decrease of $14,313 or 4.2% from concession revenues of $339,053 for the same period of 2012.

	Three months ended June 30,		Dollar Increase/	Percentage Increase/
	2013	2012	(Decrease)	(Decrease)
Lockers	$2,302,409	$1,982,469	$319,940	16.1%
Mailboxes	815,297	479,526	335,771	70.0%
Contract manufacturing	645,839	330,729	315,110	95.3%
Concession revenues	324,740	339,053	(14,313)	(4.2%)

Total	$4,088,285	$3,131,777	$956,508	30.5%

Gross Margin

Consolidated gross margin for the three months ended June 30, 2013 was $1,157,235, or 28.3% of net sales, compared to $1,032,150, or 33.0% of net sales, for the same period of 2012, an increase of $125,085, or 12.1%. Gross margin as a percentage of net sales decreased from 2012 primarily due to (1) the increase in contract manufacturing revenue, which yielded slightly lower margins than other product sales, and (2) higher direct concession costs in the second quarter of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $443,887, or 48.3%, to $1,363,289 for the three months ended June 30, 2013 as compared to $919,402 for the same period of 2012. As a percentage of net sales, SG&A expenses were 33.3% in the second quarter of 2013 compared to 29.4% in the second quarter of 2012. The increase in SG&A expenses in 2013 was primarily due to a general increase in administrative costs associated with the growth in our business as well as (1) increased legal expenses of approximately $111,000 incurred in connection with the legal matters described in Note 11 to the accompanying consolidated financial statements, (2) increased general expense of approximately $102,000 for costs reimbursed to a customer to resolve a quality issue, which is more fully described in Note 11 to the accompanying consolidated financial statements, and (3) increased public company expenses of approximately $48,000 related primarily to increased SEC filing expenses and audit fees.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $28,083, a slight increase of $53, or 0.2%, compared to interest expense of $28,030 for the same period of 2012. This increase is primarily due to higher debt balances in the second quarter of 2013 as compared to the second quarter of 2012, partially offset by reduced amounts of loan origination fees amortized to interest expense and a slight decrease in interest rates on our outstanding debt in the second quarter of 2013.

Income Taxes

For the second quarter of 2013, the Company recorded income tax expense of $8,445 compared to income tax expense of $6,187 for the same period of 2012. The Company’s effective income tax rate was approximately (3.3%) and (4.5%) in the second quarter of 2013 and 2012, respectively. In both periods, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the valuation allowance as well as permanent timing differences between expenses recorded for financial and tax reporting.

Non-GAAP Financial Measure – Adjusted EBITDA

The Company presents Adjusted EBITDA, a non-GAAP financial performance measure, because management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance investors’ ability to analyze trends in the Company’s business, evaluate the Company’s performance relative to other companies, and evaluate the Company’s ability to service debt.

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies’ computation. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as, an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Does not reflect changes in, or cash requirements for, our working capital needs;

•	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Excludes tax payments that represent a reduction in available cash;

•	Excludes non-cash equity-based compensation;

•	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future; and

•	Excludes certain one-time, non-recurring expenses.

The following tables reconcile net loss as reflected in our consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA for the six and three months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net loss	$(1,276,614)	$(229,822)
Income tax expense (benefit)	12,385	(56,976)
Interest expense	54,806	56,790
Other expense	—	14,716
Restructuring costs	—	217,739
Depreciation and amortization expense	398,955	363,625
Legal settlements	441,583	—
Equity based compensation	—	5,500

Adjusted EBITDA	$(368,885)	$371,572
Adjusted EBITDA as a percentage of revenues	(5.1%)	5.8%

	Three months ended June 30,
	2013	2012
Net loss	$(262,984)	$(144,604)
Income tax expense	8,445	6,187
Interest expense	28,083	28,030
Other expense	—	5,396
Restructuring costs	—	217,739
Depreciation and amortization expense	195,819	181,868

Adjusted EBITDA	$(30,637)	$294,616
Adjusted EBITDA as a percentage of revenues	(0.7%)	9.4%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30, 2013	As of December 31, 2012
Current Ratio	1.08	1.36
Working Capital	$447,768	$1,592,880

The Company’s capital expenditures approximated $51,000 and $90,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company’s primary sources of liquidity include cash flows generated by our operations and borrowing under the Line of Credit and available Draw Note. Uses of cash in fiscal year 2013 include funds required to support the Company’s operating activities, including expected growth of our contract manufacturing business, capital expenditures, payments on long-term debt and contributions to the Company’s defined benefit pension plans. The Company has managed, and expects to continue managing, its liquidity position in 2013 by maintaining an intense focus on controlling expenses and capital expenditures, continuing the Company’s implementation of LEAN manufacturing processes and more efficient inventory management through better planning of lead-time purchasing and safety stock levels.

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. Pursuant to terms of the Loan Agreement, in May 2013, management disclosed to BAML the first quarter covenant violation and the probability of the second quarter covenant violation. In connection with the first quarter covenant violation and probable second quarter covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights and remedies available to it under the Loan Agreement. While the covenant violations have not been waived by BAML as of the date of this report, based on discussions and correspondence with BAML, management expects BAML to execute a forbearance agreement with the Company which, among other things, will reflect covenants with which the Company would be in compliance for the quarters ended March 31, 2013 and June 30, 2013. However, we can give no assurance that any such forbearance agreement or covenant waiver of any kind will be executed. Accordingly, the Company has classified all outstanding debt under the Loan Agreement as current in the accompanying consolidated balance sheet as of June 30, 2013. If we are unable to obtain a waiver from BAML or execute a forbearance agreement to reflect covenants with which we would be in compliance for the quarters ended March 31, 2013 and June 30, 2013, BAML could demand payment of all balances outstanding under the Loan Agreement. In the event of such occurrence, we would proactively seek financing through lending arrangements with banks or other lenders to replace the financing currently in place with BAML. We believe we would be able to secure replacement financing in a reasonable period of time, though we can give no assurances of such and, if we were able to secure such financing, we can give no assurances that we would be able to do so on commercially reasonable terms. The inability to secure replacement financing would have a material adverse effect on the Company’s ability to continue operations.

If we are able to obtain a waiver of the covenant violations described herein from BAML or execute a forbearance agreement to reflect covenants with which we can comply, we believe our financing arrangements under the Loan Agreement and cash flows generated by our operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations for the remainder of 2013.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Effect of New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We believe adoption of this new guidance will not have a significant impact on the Company’s consolidated financial statements.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 18.8% of the Company’s aggregate net assets at June 30, 2013. Presently, management does not hedge its foreign currency risk.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2013. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”

Item 3.	Defaults Upon Senior Securities

The Loan Agreement contains certain covenants with which the Company must comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. Pursuant to terms of the Loan Agreement, in May 2013, management disclosed to BAML the first quarter covenant violation and the probability of the second quarter covenant violation. In connection with the first quarter covenant violation and probable second quarter covenant violation, BAML issued to the Company a notice of default and reservation of rights letter in which BAML notified the Company that it reserves any and all of the rights and remedies available to it under the Loan Agreement. While the covenant violations have not been waived by BAML as of the date of this report, based on discussions and correspondence with BAML, management expects BAML to execute a forbearance agreement with the Company which, among other things, will reflect covenants with which the Company would be in compliance for the quarters ended March 31, 2013 and June 30, 2013. However, we can give no assurance that any such forbearance agreement or covenant waiver of any kind will be executed. If we are unable to obtain a waiver from BAML or execute a forbearance agreement to reflect covenants with which we would be in compliance for the quarters ended March 31, 2013 and June 30, 2013, BAML could demand payment of all balances outstanding under the Loan Agreement.

Item 5.	Other Information.

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 2.01 Completion of Acquisition or Disposition of Assets.”

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 (as amended, the “Purchase Agreement”) by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young. Mr. Young purchased the real property for total consideration of $212,500.00. The property sold consisted of an approximately 12,800 square foot building located at 16 Martha Street, Ellicottville, New York. There are no material relationships between the Company and Mr. Young, other than with respect to the Purchase Agreement and the transactions contemplated thereby.

Item 6.	Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Offer Letter dated June 21, 2013 to Mr. Stephen Slay, Chief Financial Officer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2013)

10.2	Purchase and Sale Agreement dated May 7, 2013 by and between American Locker Security Systems, Inc. and Michael Young (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LOCKER GROUP INCORPORATED

August 12, 2013	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

August 12, 2013	By:	/s/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer