Form 10-K/A
period 2012-12-31
AMERICAN LOCKER GROUP INC
filed 2013-10-11
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to American Locker Group Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed on April 1, 2013 (the “original Form 10-K”) and amended by Amendment No. 1 to the original Form 10-K filed on April 9, 2013, is being filed in response to comments we received from the Staff of the Securities and Exchange Commission. This Amendment No. 2 amends Amendment No. 1 to correct a reference in paragraph one of Exhibits 31.1 and 31.2, which are the certifications required by Exchange Act Rule 13a-14(a). The certifications that were filed with Amendment No. 1 incorrectly referenced the original Form 10-K rather than Amendment No. 1 to which they were attached.

No attempt has been made in this Amendment No. 2 to modify or update any disclosures presented in the original Form 10-K or Amendment No. 1, other than the changes noted above and to revise Item 15 and the Exhibit Index. This Amendment No. 2 does not reflect events occurring subsequent to the filing of the original Form 10-K or to modify or update any disclosures therein, other than as noted above. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

17. Subsequent Events

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith
3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for Year ended December 31, 1980
3.2	Amendment to Certificate of Incorporation	Form 10-C filed May 6, 1985
3.3	Amendment to Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987
3.4	Amended and Restated By-laws of American Locker Group Incorporated	Exhibit to Form 10-K for the year ended December 31, 2007
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit to Form 10-K for year ended December 31, 1999
10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit to Form 8-K filed May 18, 2005
10.2	American Locker Group Incorporated 1999 Stock Incentive Plan	Exhibit to Form 10-Q for the quarter ended June 30, 1999
10.3	Form of Option Agreement under 1999 Stock Incentive Plan	Exhibit to Form 10-K for year ended December 31, 1999
10.4	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2009
10.5	Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2010
10.6	Lease Agreement dated November 16, 2010 between American Locker Group and BV DFWA I, LP	Exhibit to Form 10-K for year ended December 31, 2010
10.7	Amendment dated October 27, 2011 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	Exhibit to Form 10-K for year ended December 31, 2011
10.8	First Amendment to Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit to Form 10-K for year ended December 31, 2011
10.9	Amendment dated November 9, 2012 to Loan Agreement dated December 8, 2010 between American Locker Group and Bank of America (Line of Credit and Term Loan)	(1)
21.1	List of Subsidiaries	(1)
23.1	Consent of Travis Wolff, LLP	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)

101.INS **	XBRL Instance Document	(1)
101.SCH **	XBRL Taxonomy Extension Schema Document	(1)
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

(1)

These exhibits were previously included in American Locker Group Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

(2)

These exhibits were previously included in American Locker Group Incorporated’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 9, 2013.

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

AMERICAN LOCKER GROUP INCORPORATED

October 11, 2013	By:	/S/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer