Form 10-Q
period 2013-09-30
AMERICAN LOCKER GROUP INC
filed 2013-11-13
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicated by a check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,687,319 shares of common stock, par value $1.00, issued and outstanding as of November 13, 2013.

TABLE OF CONTENTS

Page No.
FORWARD-LOOKING INFORMATION	3

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4-5
Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	6
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2013 and 2012	7
Consolidated Statements of Comprehensive Income (Unaudited) for the Nine and Three Months Ended September 30, 2013 and 2012	8
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	9
Notes to Consolidated Financial Statements	10-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 6. Exhibits	22

SIGNATURES	23
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

The interim financial statements should be read in conjunction with the financial statements of American Locker Group Incorporated (the “Company”) and the notes thereto contained in the Company’s audited financial statements for the year ended December 31, 2012 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013, as amended on April 9, 2013 and October 11, 2013.

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$396,114	$413,353
Accounts receivable, less allowance for doubtful accounts of approximately $109,000 in 2013 and $162,000 in 2012	2,530,924	2,385,644
Inventories, net	3,267,536	2,671,616
Prepaid expenses	491,874	298,185
Deferred income taxes	293,794	287,417
Total current assets	6,980,242	6,056,215

Property, plant and equipment:
Land	0	500
Buildings and leasehold improvements	577,133	803,021
Machinery and equipment	11,977,174	11,292,235
	12,554,307	12,095,756
Less allowance for depreciation and amortization	(9,033,008)	(8,861,997)
	3,521,299	3,233,759
Other noncurrent assets	38,174	45,173
Deferred income taxes	620,168	628,351

Total assets	$11,159,883	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2013 (Unaudited)	December 31, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,266,346	$1,856,023
Customer deposits	221,958	255,753
Commissions, salaries, wages, and taxes thereon	152,629	157,087
Income taxes payable	6,507	3,888
Revolving line of credit	1,699,742	1,300,000
Current portion of long-term debt	240,000	200,000
Accrued settlement, current portion	156,000	-
Other accrued expenses	1,331,539	690,584
Total current liabilities	6,074,721	4,463,335

Long-term liabilities:
Long-term debt, net of current portion	960,000	400,000
Accrued settlement, net of current portion	169,000	-
Pension and other benefits	2,038,487	2,128,210
	3,167,487	2,528,210

Total liabilities	9,242,208	6,991,545

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series C redeemable, convertible preferred stock, $1.00 par value:
Liquidation preference of $5 per share
Authorized shares - 100,000
Issued and outstanding shares - 60,000 in 2013 and 0 in 2012	300,000	-
Common stock, $1.00 par value:
Authorized shares – 4,000,000
Issued shares – 1,879,319 in 2013 and 1,879,319 in 2012; Outstanding shares – 1,687,319 in 2013 and 1,687,319 in 2012	1,879,319	1,879,319
Other capital	271,380	288,395
Retained earnings	3,055,365	4,386,520
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(1,476,389)	(1,470,281)
Total stockholders’ equity	1,917,675	2,971,953

Total liabilities and stockholders’ equity	$11,159,883	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2013	2012

Net sales	$11,093,893	$9,937,688

Cost of products sold	8,472,200	7,025,060
Gross profit	2,621,693	2,912,628

Selling, general and administrative expenses	3,575,804	2,903,564
Restructuring costs	-	283,924
Settlement expense	441,583	-

Total operating loss	(1,395,694)	(274,860)

Other income (expense):
Gain on sale of property	205,055	-
Interest income	18,747	13,637
Other income (expense) – net	(28,273)	9,611
Interest expense	(115,328)	(84,945)
Total other income (expense)	80,201	(61,697)
Loss before income taxes	(1,315,493)	(336,557)
Income tax benefit (expense)	(15,661)	106,713
Net loss	(1,331,154)	(229,844)
Provision for preferred stock dividends	(838)	-
Net loss applicable to common shareholders	$(1,331,992)	$(229,844)

Weighted average common shares:
Basic	1,687,319	1,682,661

Diluted	1,687,319	1,682,661

Net loss per share applicable to common shareholders:
Basic	$(0.79)	$(0.14)

Diluted	$(0.79)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2013	2012

Net sales	$3,851,121	$3,538,830

Cost of products sold	2,983,879	2,582,726
Gross profit	867,242	956,104

Selling, general and administrative expenses	1,057,020	949,480
Restructuring costs	-	66,185

Total operating loss	(189,778)	(59,561)

Other income (expense):
Gain on sale of property	205,055
Interest income	-	13,630
Other income (expense) – net	(6,019)	24,327
Interest expense	(60,522)	(28,155)
Total other income	138,514	9,802
Net loss before income taxes	(51,264)	(49,759)
Income tax benefit (expense)	(3,276)	49,737
Net loss	(54,540)	(22)
Provision for preferred stock dividends	(838)	-
Net loss applicable to common shareholders	$(55,378)	$(22)

Weighted average common shares:
Basic	1,687,319	1,683,985

Diluted	1,687,319	1,683,985

Net loss per share applicable to common shareholders:
Basic	$(0.03)	$(0.00)

Diluted	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine months ended September 30,
	2013	2012

Net loss	$(1,331,154)	$(229,844)
Other comprehensive income loss:
Foreign currency translation adjustment	(20,395)	976
Adjustment to minimum pension liability, net of tax effect of $5,625 in 2013 and $5,648 in 2012	14,287	(14,346)
Other comprehensive loss	(6,108)	(13,370)
Total comprehensive loss	(1,337,262)	(243,214)

	Three months ended September 30,
	2013	2012

Net loss	$(54,540)	$(22)
Other comprehensive income (loss):
Foreign currency translation adjustment	24,962	(3,574)
Adjustment to minimum pension liability, net of tax effect of $3,345 in 2013 and $6,417 in 2012	(8,495)	(16,299)
Other comprehensive income (loss):	16,467	(19,873)
Total comprehensive loss	(38,073)	(19,895)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012

Operating activities
Net loss	$(1,331,154)	$(229,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	610,407	553,574
Gain on sale of property	(205,055)	-
Provision for uncollectible accounts	26,214	39,000
Equity based compensation	(17,014)	5,500
Deferred income taxes	5,624	(55,383)
Changes in assets and liabilities:
Accounts receivable	(181,131)	(263,803)
Inventories	(596,221)	142,015
Prepaid expenses	(189,105)	(128,363)
Accounts payable, customer deposits, accrued legal settlement (current and long-term) and accrued expenses	1,344,404	(67,915)
Pension and other benefits	(88,677)	(116,482)
Income taxes	2,619	(66,321)
Net cash used in operating activities	(619,089)	(188,022)

Investing activities
Purchase of property, plant and equipment	(908,154)	(241,511)
Proceeds from sale of property, net of selling costs	210,612	-
Net cash used in investing activities	(697,542)	(241,511)

Financing activities
Long-term debt payments to Bank of America Merrill Lynch	(750,000)	(150,000)
Long-term debt borrowings from Bank of America Merrill Lynch	150,000	-
Long-term debt borrowings from Triumph Commercial Finance	1,200,000	-
Borrowings on line of credit with Bank of America Merrill Lynch	220,000	350,000
Payments on line of credit with Bank of America Merrill Lynch	(1,520,000)	-
Borrowings on line of credit with Triumph Commercial Finance	1,699,742	-
Proceeds from issuance of preferred stock	300,000	-
Net cash provided by financing activities	1,299,742	200,000
Effect of exchange rate changes on cash	(350)	(20,192)
Net decrease in cash and cash equivalents	(17,239)	(249,725)
Cash and cash equivalents at beginning of period	413,353	525,632
Cash and cash equivalents at end of period	$396,114	$275,907

Supplemental cash flow information:
Cash paid for:
Interest	$110,302	$74,898
Income taxes	$13,042	$15,210

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the nine and three month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

3. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished products	$604,601	$602,753
Work-in-process	744,134	666,830
Raw materials	1,918,801	1,402,033
Net Inventories	$3,267,536	$2,671,616

4. Income Taxes

Provision for income taxes is based upon the estimated annual effective income tax rate. The effective income tax rate for the nine months ended September 30, 2013 and 2012 was (1.2%) and 31.7%, respectively. For the nine months ended September 30, 2013, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance offsetting the net operating loss carryforward generated in that period. For the nine months ended September 30, 2012, the difference in the effective income tax rate from the statutory rate is primarily due to permanent timing differences between expenses recorded for financial and tax reporting, an increase in the deferred tax asset valuation allowance, and the reversal of a previously accrued tax provision.

5. Stockholders’ Equity

On September 13, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 100,000 shares of Series C Preferred Stock and to establish the relative rights, preferences, qualifications, limitations and restrictions of such Series C Preferred Stock. The Certificate of Designation became effective upon such filing. The rights, preferences and privileges of the Series C Preferred Stock are as follows:

Dividends. Holders of Series C Preferred Stock are entitled to receive cash dividends at the annual rate of 6% per share and will be paid in preference to the holders of any other class or series of capital stock. Such dividends will begin accruing on the date of issuance and will be paid only when and if a dividend payment is declared by the Board of Directors. If the dividend has not been paid or set apart in full, the Company cannot purchase or redeem any class of capital stock (except the Series C Preferred Stock) unless the persons holding more than 60% of the outstanding shares of Series C Preferred Stock (the “Majority of Holders”) have given their consent.

Redemption. The Company may redeem the Series C Preferred Stock at any time, in whole or in part, for $5.00 per share, plus accrued and unpaid dividends. The Company may exercise such redemption right by providing notice to the holders of the Series C Preferred Stock at least 20, but not more than 50, days prior to the date on which such redemption is to occur. If the Company elects to redeem a portion, but not all, of the outstanding Series C Preferred Stock, such redemption may be made pro rata, by lot or in such other equitable manner as determined by the Company’s Board of Directors.

Amendment of Certificate of Designation. Without the consent of a Majority of Holders, the Company may not:  amend or change the Certificate of Designation in a manner that affects adversely the rights and preferences of the holders of Series C Preferred Stock; authorize or issue any class of stock ranking senior to, or on a parity with, the Series C Preferred Stock with respect to payment of dividends or distribution of assets; or authorize the merger or consolidation of the Company or the sale of all or substantially all of its assets.

Voting Rights. The holders of Series C Preferred Stock shall have no voting rights, except upon matters for which a class vote is specifically required by law or as provided in the Certificate of Designation.

Conversion. Any time after January 11, 2014, a holder of Series C Preferred Stock may convert each share of such stock into the number of shares of the Company’s common stock as is determined by dividing $5.00 by the average of the closing price of the Company’s common stock for the 10 trading days immediately prior to the date of such conversion. Such conversion price may be adjusted from time to time as set forth in the Certificate of Designation.

Liquidation Preference. In the event of a “liquidation event,” as defined in the Certificate of Designation, the holders of Series C Preferred Stock are entitled to receive, in cash, a liquidating distribution of $5.00 per share, plus all accrued but unpaid dividends, before any distribution or payment may be made to the holders of shares of any other classes of capital stock.

On September 13, 2013, the Company issued 60,000 shares of its newly authorized Series C Preferred Stock to certain investors pursuant to a Purchase Agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $300,000. Net proceeds from the offering were used by the Company to fund working capital and for general corporate purposes.

The Company did not issue any shares of common stock in the first, second or third quarters of 2013.

6. Pension Benefits

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit pension plans for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Service Cost	$-	$10,500	$-	$-
Interest Cost	155,981	85,000	38,477	37,840
Expected return on plan assets	(168,137)	(80,500)	(51,745)	(41,525)
Net actuarial loss	-	-	27,569	6,871
Amortizations	106,207	47,000	-	-
Net periodic benefit cost	$94,051	$62,000	$14,301	$3,186

	Three months ended September 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Service Cost	$-	$5,250	$-	$-
Interest Cost	39,637	42,500	12,588	18,884
Expected return on plan assets	(42,726)	(40,250)	(16,929)	(20,723)
Net actuarial loss	-	-	9,019	3,429
Amortizations	26,989	23,500	-	-
Net periodic benefit cost	$23,900	$31,000	$4,678	$1,590

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

The fair value hierarchy of the plan assets are as follows:

		September 30, 2013
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	102,515	11,295
Mutual funds	Level 1	263,456	1,268,527
Corporate/Government Bonds	Level 1	680,378	-
Equities	Level 1	1,030,949
Total		2,077,298	1,279,822

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

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Nine months ended September 30,
	2013	2012
Numerator:
Net loss applicable to common shareholders	$(1,331,992)	$(229,844)
Denominator:
Denominator for earnings per share (basic and diluted) ― weighted average shares	1,687,319	1,682,661
Net loss per share applicable to common shareholders (basic and diluted):	$(0.79)	$(0.14)

The Company had 12,000 stock options outstanding at September 30, 2012, which were not included in the common share computation for loss per share as of that date, as the common stock equivalents were anti-dilutive. The individual to whom these stock options had been issued terminated employment with the Company on April 2, 2013 and forfeited the stock options in the third quarter of 2013.

8. Debt

The Company had entered into a credit agreement with Bank of America Merrill Lynch (“BAML”), pursuant to which it had obtained a $1 million term loan, a $2.5 million revolving line of credit and a $500,000 draw note. The credit agreement contained certain covenants with which the Company was required to comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. On September 13, 2013, the Company entered into a Forbearance Agreement with BAML pursuant to which BAML agreed to waive the Company’s obligation to meet these financial covenants and forbear from enforcing its remedies against the Company with respect to such failure through November 30, 2013. On September 30, 2013, the Company terminated the credit agreement with BAML and repaid in full all of the borrowings under these credit facilities.

On September 30, 2013, the Company and its subsidiaries, Security Manufacturing Corporation and American Locker Security Systems, Inc. (the Company and its subsidiaries collectively referred to as the “Borrowers”), entered into a Loan Agreement (the “Loan Agreement”) with Triumph Savings Bank, SSB (d/b/a Triumph Commercial Finance) (the “Lender”). The Loan Agreement provides for a $2.8 million revolving credit facility (the “Revolver”) and a $1.2 million term loan facility (the “Term Loan”). The Borrowers initially borrowed approximately $1.7 million on the Revolver and $1.2 million on the Term Loan. The Company used these proceeds to repay in full the outstanding indebtedness under the Company’s prior credit facilities and equipment leases with BAML and for working capital and general corporate purposes.

The Revolver matures on September 30, 2016, although the Lender may, in its sole discretion, extend the maturity of the Revolver for a period of one year, and may further extend the Revolver for one-year periods thereafter. Available borrowings under the revolving credit facility are limited to a borrowing base of 85% of eligible trade receivables plus 50% of eligible inventory (capped at $1,000,000) less any availability reserves established by the Lender. The interest rate on the Revolver is 3.50% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%.

The Term Loan is payable in equal monthly installments based on a 60-month amortization schedule. All unpaid principal on the Triumph Term Loan is due and payable on September 30, 2016, the maturity date. The interest rate on the Term Loan is 4.00% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%. In the event of a default under the Loan Agreement, the Revolver and the Term Loan will each bear interest at the applicable rate plus an additional 2.00%.

The Borrowers will pay Lender an annual facility fee of $30,000 in the first year and, thereafter, an annual facility fee of 0.75% of the Revolver amount. In addition, the Borrowers will pay Lender a monthly unused line fee equal to 0.50% per annum of the average daily unused portion of the Revolver for the preceding month. In the event the Borrowers desire to terminate the Loan Agreement and prepay in full the amounts outstanding under the Revolver and the Term Loan, the Borrowers will pay a termination fee equal to $120,000 if terminated before September 30, 2014, $80,000 if terminated after September 30, 2014 but before September 30, 2015, and $40,000 if terminated after September 30, 2015 but before September 30, 2016.

The credit facilities under the Loan Agreement are secured by a security interest in substantially all of the assets of the Borrowers, including a pledge of a portion of the stock of Canadian Locker Company Limited, a subsidiary of American Locker Security Systems, Inc. All of the Borrowers are jointly and severally liable for all borrowings under the Loan Agreement.

The Borrowers are required to use the net cash proceeds from any asset disposition or the issuance of equity securities (excluding issuances to employees or another Borrower) or debt securities to prepay, first, the Term Loan and, if any proceeds remain, to pay down the Revolver.

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Borrowers are required to comply with certain financial covenants, including a maximum debt to tangible net worth ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth.

9. Restructuring

In 2009, the Company restructured its business operations to streamline its cost structure. The restructuring included plans for the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in certain severance and payroll expenses. The balance remaining of such accrued restructuring expenses included in Other accrued expenses in the Company’s consolidated balance sheet as of September 30, 2013 was $13,500, and the Company expects to make such payments before the end of fiscal year 2013.

In 2012, the Company commenced the Ellicottville relocation, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in 2012 of approximately $283,900. Of this amount, $89,000 was recorded as an increase to the inventory reserve and is included in Inventory, net in the Company’s consolidated balance sheet as of September 30, 2013.

The following table analyzes the changes in the Company’s reserve with respect to the restructuring plan for the nine and three months ended September 30, 2013:

	December 31, 2012	Expense	Payment/Charges	September 30, 2013
Severance	$27,900	—	$(14,400)	$13,500
Inventory	89,000	—	—	89,000
Other	12,000	—	$(12,000)	—
Total	$128,900	—	$(26,400)	$102,500

	June 30, 2013	Expense	Payment/Charges	September 30, 2013
Severance	$13,500	—	—	$13,500
Inventory	89,000	—	—	89,000
Other	—	—	—	—
Total	$102,500	—	—	$102,500

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young.  Mr. Young purchased the real property, consisting of an approximately 12,800 square foot building, for total consideration of $212,500. The Company received proceeds, net of selling costs, of approximately $211,000 and recorded a gain on the sale of this property of approximately $205,000. The sale of this property concluded the Ellicottville relocation described herein.

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

11. Legal Matters

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. In the fourth quarter of 2012 and the second quarter of 2013, the Company recorded expense of $50,000 and approximately $102,000, respectively, for costs to be reimbursed to the customer pursuant to the terms of the agreement, all of which had been paid as of September 30, 2013. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue.

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. The customer sought to recover its damages in an unspecified sum and liquidated damages in the amount of $50,000 as well as costs and fees. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims pursuant to which the Company agreed to pay the customer an aggregate amount of $30,000. Under terms of the settlement agreement, the Company made five monthly payments of $6,000 to the customer beginning May 1, 2013, with the last payment made on September 1, 2013.

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by such competitor. The Company believed the asserted claims were without merit and that its chances of prevailing without material liability were high. However, due largely to the increasing costs of the ongoing litigation, the Company and the plaintiff entered into a settlement agreement effective as of June 12, 2013 (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to pay all outstanding invoices due to the plaintiff from the Company as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and further to pay license, service and other fees to the plaintiff in return for the plaintiff’s providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. Of this amount, approximately $377,000 was recorded as accrued settlement and approximately $35,000 was included in other accrued expenses at March 31, 2013. The Company will pay amounts due to the plaintiff under the terms of the Settlement Agreement over a minimum period of 29 months which began June 1, 2013.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

12. Related Party Transactions

As more fully described in Note 5, on September 13, 2013, the Company issued shares of Series C Preferred Stock to certain investors pursuant to a Purchase Agreement executed with those investors. One of the investors who purchased Series C Preferred Stock on that date, Paul Luber, is a member of the Company’s board of directors. Mr. Luber purchased 20,000 shares of Series C Preferred Stock with an aggregate liquidation preference of $100,000.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Overall Results and Outlook

Consolidated net sales for the first nine months of 2013 increased by $1,156,205 to $11,093,893, as compared to the first nine months of 2012, representing a 11.6% increase. This increase was attributable to increases in sales across all product lines, with substantial increases in mailbox and contract manufacturing sales and modest increases in locker sales and concession revenues. Pre-tax operating results declined to a pre-tax loss of $1,315,493 for the first nine months of 2013 from pre-tax loss of $336,557 for the first nine months of 2012. After-tax operating results declined to a net loss of $1,331,154 for the first nine months of 2013 from a net loss of $229,844 for the first nine months of 2012. Net loss per share applicable to common shareholders (basic and diluted) was $0.79 in the first nine months of 2013, a $0.65 decline from a net loss per share (basic and diluted) of $0.14 for the first nine months of 2012.

Net Sales

Consolidated net sales for the nine months ended September 30, 2013 were $11,093,893, an increase of $1,156,205, or 11.6%, compared to net sales of $9,937,688 for the same period of 2012. Sales of lockers for the nine months ended September 30, 2013 were $6,354,142, an increase of $184,192, or 3.0%, compared to locker sales of $6,169,950 for the same period of 2012.

Sales of mailboxes were $2,287,377 for the nine months ended September 30, 2013, an increase of $640,256, or 38.9%, compared to mailbox sales of $1,647,121 for the same period of 2012. Increased mailbox sales in the first nine months of 2013 were primarily the result of increased sales to customers that offer mailbox rental services and increased sales of mailbox units to colleges and universities.

Sales of contract manufacturing services were $1,513,970 for the nine months ended September 30, 2013 compared to $1,209,726 for the same period of 2012, representing an increase of $304,244, or 25.1%. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing us to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues through the first nine months of 2013 is directly attributable to the Company’s efforts to aggressively grow this segment of our business.

Concession revenues for the nine months ended September 30, 2013 were $938,404, an increase of $27,513 or 3.0% from concession revenues of $910,891 for the same period of 2012.

	Nine months ended September 30,		Dollar	Percentage
	2013	2012	Increase/(Decrease)	Increase/(Decrease)
Lockers	$6,354,142	$6,169,950	$184,192	3.0%
Mailboxes	2,287,377	1,647,121	640,256	38.9%
Contract manufacturing	1,513,970	1,209,726	304,244	25.1%
Concession revenues	938,404	910,891	27,513	3.0%
Total	$11,093,893	$9,937,688	$1,156,205	11.6%

Gross Margin

Consolidated gross margin for the nine months ended September 30, 2012 was $2,621,693, or 23.6% of net sales, compared to $2,912,628, or 29.3% of net sales, for the same period of 2012, a decrease of $290,935, or 10.0%. Gross margin as a percentage of net sales decreased from 2012 primarily due to (1) the fulfillment of two large sales orders at competitive, lower-margin pricing in the first quarter of 2013, (2) the increase in mailbox sales, which yielded slightly lower margins than other product sales, (3) increased production of sample and first article parts necessary to acquire larger contract manufacturing orders, which has resulted in additional material and direct labor costs, and (4) higher direct concession costs in the first nine months of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $3,575,804 or 32.2% of net sales, compared to $2,903,564 or 29.2% of net sales for the same period of 2012, an increase of $672,240, or 23.2%. The increase in 2013 was primarily due to a general increase in administrative costs associated with the growth in our business as well as (1) increased legal expenses of approximately $231,000 incurred in connection with the legal matters described in Note 11 to the accompanying consolidated financial statements, (2) increased general expense of approximately $102,000 for costs reimbursed to a customer to resolve a quality issue, which is more fully described in Note 11 to the accompanying consolidated financial statements, (3) increased engineering expenses of approximately $53,000 and (4) increased public company expenses of approximately $71,000 related primarily to increased SEC filing expenses.

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

Gain on Sale of Property

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young.  Mr. Young purchased the real property, consisting of an approximately 12,800 square foot building, for total consideration of $212,500. The Company received proceeds, net of selling costs, of approximately $211,000 and recorded a gain on the sale of this property of approximately $205,000.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $115,328, an increase of $30,383, or 35.8%, compared to interest expense of $84,945 for the same period of 2012. When its credit agreement with BAML was terminated on September 30, 2013, the Company expensed approximately $31,000 in loan origination fees associated with those credit facilities that it had previously been amortizing. The payoff of the BAML loans is more fully described in Note 8 to the accompanying consolidated financial statements.

Income Taxes

For the nine months ended September 30, 2013, the Company recorded income tax expense of $15,661, compared to an income tax benefit of $106,713 for the same period of 2012. The Company’s effective income tax rate was approximately (1.2)% and 31.7% for the nine months ended September 30, 2013 and 2012, respectively. In the first nine months of 2013, the effective income tax rate differs from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of $500,564, as well as permanent timing differences between expenses recorded for financial and tax reporting. During the first nine months of 2012, the Company’s effective income tax rate differs from the statutory rate primarily due to certain statutes of limitations expired resulting in a tax benefit of $69,791 being recorded from reversing a previously accrued tax provision, an increase in the deferred tax asset valuation allowance of approximately $178,000, as well as permanent timing differences between expenses recorded for financial and tax reporting.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overall Results

Consolidated net sales for the third quarter of 2013 reflect an increase in net sales of $312,291 to $3,851,121 when compared to net sales of $3,538,830 for the same period of 2012, representing an 8.8% increase. Pre-tax operating results declined to a pre-tax loss of $51,264 for the third quarter of 2013 from a pre-tax loss of $49,759 for the third quarter of 2012. After-tax operating results declined to a net loss of $54,540for the third quarter of 2013 from a net loss of $22 for the third quarter of 2012. Net loss per share applicable to common shareholders (basic and diluted) was $0.03 in the third quarter of 2013, an increase from a net loss per share (basic and diluted) of $0.00 for the third quarter of 2012.

Net Sales

Consolidated net sales for the three months ended September 30, 2013 were $3,851,121, an increase of $312,291, or 8.8%, compared to net sales of $3,538,830 for the same period of 2012. Sales of lockers for the three months ended September 30, 2013 were $2,169,822, an increase of $303,086, or 16.2%, compared to sales of $1,866,736 for the same period of 2012. The increase in locker sales is attributable to sales of a new parcel packaging locker system that had been introduced in the second quarter of 2013 as well as increased sales of our Ambassador line of lockers, laptop lockers and pistol lockers.

Sales of mailboxes were $695,344 for the three months ended September 30, 2013, a marginal decrease of $34,749, or 4.8%, compared to sales of $730,093 for the same period of 2012. Sales of contract manufacturing services were $703,066 for the three months ended September 30, 2013, an increase of $19,892, or 2.9%, compared to sales of $690,634 for the same period of 2012. The Company’s contract manufacturing efforts in the third quarter of 2013 were primarily focused on increased production of sample and first article parts necessary to acquire contract manufacturing orders in future periods. While this resulted in slower contract manufacturing sales growth as compared to the first two quarters of 2013, we believe such focus will bolster the Company’s efforts to aggressively grow this segment of our business in future periods.

Concession revenues for the three months ended September 30, 2013 were $282,889, an increase of $24,062 or 9.3% from concession revenues of $258,827 for the same period of 2012.

	Three months ended September 30,		Dollar	Percentage
	2013	2012	Increase/(Decrease)	Increase/(Decrease)
Lockers	$2,169,822	$1,866,736	$303,086	16.2%
Mailboxes	695,344	730,093	(34,749)	(4.8%)
Contract manufacturing	703,066	683,174	19,892	2.9%
Concession revenues	282,889	258,827	24,062	9.3%
Total	$3,851,121	$3,538,830	$312,291	8.8%

Gross Margin

Consolidated gross margin for the three months ended September 30, 2013 was $867,242, or 22.5% of net sales, compared to $956,104, or 27.0% of net sales, for the same period of 2012, a decrease of $88,862, or 9.3%. Gross margin as a percentage of net sales decreased from 2012 primarily due to (1) increased production of sample and first article parts necessary to acquire larger contract manufacturing orders, which has resulted in additional material and direct labor costs and (2) higher direct concession costs in the third quarter of 2013 as compared to the same period of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $107,540, or 11.3%, to $1,057,020 for the three months ended September 30, 2013 as compared to $949,480 for the same period of 2012. As a percentage of net sales, SG&A expenses were 26.8% in the third quarter of 2013 compared to 26.8% in the third quarter of 2012. The increase in SG&A expenses in 2013 was primarily due to a general increase in administrative costs associated with the growth in our business as well as an increase in engineering expenses of approximately $31,000.

Gain on Sale of Property

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young.  Mr. Young purchased the real property, consisting of an approximately 12,800 square foot building, for total consideration of $212,500. The Company received proceeds, net of selling costs, of approximately $211,000 and recorded a gain on the sale of this property of approximately $205,000.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $60,522, an increase of $32,367, or 115%, compared to interest expense of $28,155 for the same period of 2012. When its credit agreement with BAML was terminated on September 30, 2013, the Company expensed approximately $31,000 in loan origination fees associated with those credit facilities that it had previously been amortizing. The payoff of the BAML loans is more fully described in Note 8 to the accompanying consolidated financial statements.

Income Taxes

For the third quarter of 2013, the Company recorded income tax expense of $3,276 compared to income tax benefit of $49,737 for the same period of 2012. The Company’s effective income tax rate was approximately (6.4)% and 100.0% in the third quarter of 2013 and 2012, respectively. In both periods, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance as well as permanent timing differences between expenses recorded for financial and tax reporting.

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

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from other companies’ computation. Adjusted EBITDA should not be considered as an alternative to operating earnings or net income as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as, an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

●	Does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
●	Does not reflect changes in, or cash requirements for, our working capital needs;
●	Does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
●	Excludes tax payments that represent a reduction in available cash;
●	Excludes non-cash equity-based compensation;
●	Does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future; and
●	Excludes certain one-time, non-recurring expenses.

The following tables reconcile net loss as reflected in our consolidated statements of operations prepared in accordance with GAAP to Adjusted EBITDA for the nine and three months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net loss	$(1,331,154)	$(229,844)
Income tax expense (benefit)	15,661	(106,713)
Interest expense	115,328	84,945
Gain on sale of property	(205,055)	-
Restructuring costs	-	283,924
Depreciation and amortization expense	610,408	553,574
Legal settlements	441,583	-
Equity based compensation	-	5,500
Adjusted EBITDA	$(353,229)	$591,386
Adjusted EBITDA as a percentage of revenues	(3.2% )	6.0%

	Three months ended September 30,
	2013	2012
Net loss	$(54,540)	$(22)
Income tax expense (benefit)	3,276	(49,737)
Interest expense	60,522	28,155
Gain on sale of property	(205,055)	-
Restructuring costs	-	66,185
Depreciation and amortization expense	218,770	189,949
Adjusted EBITDA	$22,973	$234,530
Adjusted EBITDA as a percentage of revenues	0.6%	6.6%

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of September 30, 2013	As of December 31, 2012
Current Ratio	1.15	1.36
Working Capital	$905,521	$1,592,880

The Company’s capital expenditures approximated $908,000 and $242,000 for the nine months ended September 30, 2013 and 2012, respectively.

Our liquidity is primarily measured by the borrowing availability on our revolving line of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balance of our outstanding line of credit. Net losses reported in the last twelve months and expenditures in the third quarter of 2013 in connection with increased production of sample and first article parts necessary to acquire contract manufacturing orders, have negatively impacted the Company’s working capital and borrowing availability on our revolving line of credit. We believe continued cost containment and revenue increases are essential to attain profitability and improve our liquidity and working capital position. We expect our liquidity and working capital positions will improve as a result of newly implemented cash management procedures and the anticipated profitable growth of our contract manufacturing business. However, we can give no assurances such efforts will achieve profitability or improve our liquidity and capital resource position. If our cost containment and cash management efforts are not successful or we do not achieve profitable revenue growth in future periods, our operations and financial position could be materially, adversely affected.

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

Foreign Currency

The Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, though it is not considered a significant risk since the foreign operations’ net assets represented only 13.9% of the Company’s aggregate net assets at September 30, 2013. Presently, management does not hedge its foreign currency risk.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2013. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock filed with Delaware Secretary of State on September 13, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2013).

10.1

Purchase Agreement dated September 13, 2013 by and among American Locker Group Incorporated and certain investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2013).

10.2

Forbearance Agreement dated September 13, 2013 by and among American Locker Group Incorporated, certain of its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 18, 2013).

10.3

Loan Agreement dated September 30, 2013 by and among American Locker Group Incorporated, Security Manufacturing Corporation, American Locker Security Systems, Inc. and Triumph Savings Bank, SSB (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

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

AMERICAN LOCKER GROUP INCORPORATED

November 13, 2013	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

November 13, 2013	By:	/s/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer