Form 10-K
period 2013-12-31
AMERICAN LOCKER GROUP INC
filed 2014-04-10
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number 0-439

American Locker Group Incorporated

(Exact Name of registrant as specified in its charter)

Delaware	16-0338330
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2701 Regent Blvd., Suite 200 DFW Airport, Texas	75261
(Address of principal executive offices)	(Zip Code)

(817) 329-1600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates was approximately $1,878,752 based on the $1.40 price at which the Common Stock was last sold on June 30, 2013, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock known by the Registrant to be beneficially owned by directors and officers of the Registrant and other persons known to the Registrant to have beneficial ownership of 5% or more of the outstanding Common Stock are not included in the computation. The Registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of April 4, 2014, 1,687,319 shares of Common Stock, $1.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2014 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2013 fiscal year.

TABLE OF CONTENTS

PART I
Item 1. Business	1
Item 1A. Risk Factors	5
Item 1B. Unresolved Staff Comments	5
Item 2. Properties	5
Item 3. Legal Proceedings	5
Item 4. Mine Safety Disclosure	6

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	18
Item 8. Financial Statements and Supplementary Data	19
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	42
Item 9A. Controls and Procedures	42
Item 9B. Other Information	43
PART III
Item 10. Directors, Executive Officers and Corporate Governance	43
Item 11. Executive Compensation.	43
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43
Item 13. Certain Relationships and Related Transactions, and Director Independence	43
Item 14. Principal Accountant Fees and Services	43
PART IV
Item 15. Exhibits, Financial Statement Schedules	44
EXHIBIT INDEX	44
SIGNATURES	46
EX-10.10
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1 EX-101 INSTANCE DOCUMENT EX-101 SCHEMA DOCUMENT EX-101 CALCULATION LINKBASE DOCUMENT EX-101 LABEL LINKBASE DOCUMENT EX-101 DEFINITION LINKBASE DOCUMENT EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, competition, new product development and liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s products can be categorized as mailboxes, lockers or contract manufacturing services. Mailboxes are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Lockers are used for applications other than mail delivery, and most of our lockers are key-controlled checking lockers. Contract manufacturing services involve producing fabricated sheet metal parts and enclosures for third parties. The Company also provides locker concession services to certain of its customers whereby the Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations.

The following data sets forth selected products of the Company, the primary industries we serve, and some of our representative customers:

Selected products/services:

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

Coin operated keys and locks — manufactured for use in new lockers or for replacement in existing lockers.

United States Postal Service (“USPS”) approved multi-tenant mailboxes —installed in apartment and commercial buildings and consist of the USPS-approved Horizontal 4c, Horizontal 4b+ and Vertical 4b+ models.

Private mail delivery mailboxes — used for the internal distribution of mail in colleges and universities as well as large corporate offices.

Contract manufacturing services — precision fabricated sheet metal parts and enclosures provided to original equipment manufacturers and other third-party customers.

Selected end user types:	Amusement parks
Water parks
Law enforcement
Health clubs
Ski resorts
Colleges and universities
Military
Post offices
Oil field services

Locker concession services — The Company has occasionally provided lockers under concession arrangements whereby the Company retains ownership of the lockers, manages the locker operations for its customer and receives a portion of the revenue generated by the locker operations. In 2010, the Company entered into an agreement with a large theme-park operator to provide approximately 4,300 lockers under such a locker concession arrangement. In February 2014, the Company sold the lockers, kiosks and other assets related to that locker concession arrangement to a third party and entered into a subcontract agreement, pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement.

Company Background

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

In July 2001, the Company acquired Security Manufacturing Corporation (“SMC”). SMC manufactures aluminum multi-tenant mailboxes, which historically have been sold to the USPS and private markets. SMC, a wholly-owned subsidiary, manufactures painted steel and stainless steel lockers for the Company, and manufactures and sells the Company’s aluminum mailboxes.

Business Segment Financial Information

The Company, including its foreign subsidiaries, is engaged primarily in one business: the sale and concession of lockers, including coin, key-only and electronically controlled checking lockers and related locks, aluminum centralized mail and parcel distribution mailboxes and precision fabricated sheet metal parts and enclosures. Please see the Company’s consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Competition

The Company faces active competition from several manufacturers of products sold in the private market.

Mailboxes - USPS specifications limit the Company’s ability to develop mailboxes that have significant mailbox product differentiation from competitors. As a result, the Company aims to differentiate itself in the mailbox market by offering a higher level of quality and service coupled with competitive prices.

Lockers and Locker Systems - While the Company is not aware of any reliable trade statistics, it believes that its wholly-owned subsidiaries, American Locker Security Systems, Inc. and Canadian Locker Co., Ltd., are the leading suppliers of key/coin controlled checking lockers in the United States and Canada. To the best of our knowledge, we are the only company that manufactures both the lock and locker components featured in the products sold in the locker markets in which the Company competes. Additionally, the Company believes that its recreation lockers possess a reputation for high quality and reliability. The Company believes this integrated secured storage solution, when combined with the Company’s high level of service and quality, and the reliability of its products, is a competitive advantage that differentiates the Company from its competitors in the locker markets.

Contract Manufacturing Services - The Company faces competition from several suppliers in the private market for contract manufacturing services. The Company attempts to differentiate itself from competition in the contract manufacturing market by offering competitive pricing, on-time delivery and a variety of quality products.

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

Price fluctuations of raw material and other components are factors in the general economy, and the Company continues to seek ways to mitigate its impact. For example, the prices of steel and aluminum, the two primary raw materials utilized in the Company’s operations, have fluctuated widely in recent years. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

Patents and Trademarks

The Company owns a number of patents and trademarks, none of which it considers to be material to the conduct of its business.

Employees

The Company and its subsidiaries actively employed 120 individuals on a full-time basis as of December 31, 2013, of whom two were based in Canada, and three were based in Hong Kong. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

Dependence on Material Customer

The Company is not substantially dependent on any one customer and its largest customer accounted for less than 10% of consolidated net sales in 2013, 2012 and 2011.

Distribution and Geographic Areas

The Company sells its lockers directly to end users. Mailboxes are sold through a nationwide distributor network. The Company sells lockers in foreign countries including Aruba, Canada, Chile, Germany, Guatemala, Hong Kong, India, Indonesia, Israel, Mexico, New Zealand, Peru and the United Kingdom. During 2013, 2012 and 2011, sales in foreign countries accounted for 18.2%, 17.5%, and 20.5%, respectively, of consolidated net sales.

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended $177,874, $99,218, and $76,784, in 2013, 2012 and 2011, respectively, for such activity in its continuing businesses.

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

Backlog and Seasonality

Backlog of orders is not significant in the Company’s business, as shipments usually are made two to five weeks after orders are received. Sales of lockers are greatest during the spring, summer and fall months and lowest during the winter months. The Company generally experiences lower sales and net income in the first quarter ending in March.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The location and approximate floor space of the Company’s principal plants, warehouses and office facilities are as follows (* indicates leased facility):

Location	Subsidiary	Approximate Floor Space In Sq. Ft.		Use
Toronto, Ontario	Canadian Locker Company, Ltd.	1,000	*	Sales, service and repair of lockers and locks
DFW Airport, TX	Operated by Security Manufacturing Corporation	100,000	*	Manufacturing and corporate headquarters
TOTAL		101,000

On August 8, 2013, the Company completed the sale of real property in Ellicottville, NY consisting of an approximately 12,800 square foot building. The Company believes that its facilities, which are of varying ages and types of construction, and the machinery and equipment utilized in such facilities, are in good condition and are adequate for the Company’s presently contemplated needs.

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

Beginning in September 1998 and continuing through December 31, 2013, the Company has been named as an additional defendant in approximately 239 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 37 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 174 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of December 31, 2013, the most recent date information is available, is approximately 28 cases.

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

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. In 2012 and 2013, the Company recorded expense of $50,000 and approximately $114,000, respectively, for costs to be reimbursed to the customer pursuant to the terms of the agreement. At December 31, 2013, approximately $12,000 of these costs were still due to be reimbursed to the customer. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue.

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

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by such competitor. The Company believed the asserted claims were without merit and that its chances of prevailing without material liability were high. However, due largely to the increasing costs of the ongoing litigation, the Company and the plaintiff entered into a settlement agreement effective as of June 12, 2013 (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to pay all outstanding invoices due to the plaintiff from the Company as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and further to pay license, service and other fees to the plaintiff in return for the plaintiff’s providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement, with approximately $377,000 recorded as accrued settlement and approximately $35,000 included in other accrued expenses. The Company was to pay amounts due to the plaintiff under the terms of the Settlement Agreement over a minimum period of 29 months which began June 1, 2013. In connection with an asset purchase agreement entered into with the plaintiff on February 14, 2014, the Settlement Agreement was amended such that, effective as of that date, the Company is no longer required to make monthly settlement payments and will pay only maintenance fees to the plaintiff on a monthly basis over the remainder of the 29-month period which began June 1, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

The Company’s common stock, par value $1.00 per share (“Common Stock”), is not currently listed on any exchange. The Company’s Common Stock currently is quoted on OTCQB under the symbol “ALGI”. The OTCQB marketplace identifies companies that are reporting to the SEC and are current in their reporting obligations. The following table shows the range of the low and high sale prices and bid information, as applicable, for the Company’s Common Stock in each of the calendar quarters indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Market Price

Per Common Share

2013	High	Low
Quarter ended December 31, 2013	$2.24	$1.95
Quarter ended September 30, 2013	3.47	1.12
Quarter ended June 30, 2013	1.79	1.40
Quarter ended March 31, 2013	1.75	1.55

2012	High	Low
Quarter ended December 31, 2012	$2.00	$1.62
Quarter ended September 30, 2012	4.00	1.05
Quarter ended June 30, 2012	1.60	1.05
Quarter ended March 31, 2012	1.50	1.31

The last reported sales price of the Company’s Common Stock as of April 4, 2014 was $2.23. The Company had 574 security holders of record as of that date.

The Company has not paid dividends on its Common Stock in the two most recent fiscal years, or since then, and does not presently plan to pay dividends in the foreseeable future. Under terms of a loan agreement entered into with Triumph Commercial Finance on September 30, 2013, the Company is prohibited from declaring and paying dividends on its Common Stock.

Equity Compensation Plan Information

The Company does not have any equity compensation plan currently in place and there are no stock appreciation rights or stock options currently outstanding under any equity compensation plans the Company previously had in place.

Unregistered Sale of Equity Securities

On September 13, 2013, the Company issued 60,000 shares of Series C Preferred Stock to certain investors pursuant to a Purchase Agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $300,000. Net proceeds from the offering were used by the Company to fund working capital and for general corporate purposes. Any time after January 11, 2014, a holder of Series C Preferred Stock may convert each share of such stock into the number of shares of the Company’s common stock as is determined by dividing $5.00 by the average of the closing price of the Company’s common stock for the 10 trading days immediately prior to the date of such conversion. Such conversion price may be adjusted from time to time as set forth in the certificate of designation of the Series C Preferred Stock.

The issuance and sale of the Series C Preferred Stock was made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The purchasers of the Series C Preferred Stock, each of whom is an accredited investor, represented their intentions to acquire the stock for investment only and not with a view to or for sale in connection with any distribution thereof. Paul Luber, a member of the Company’s board of directors, purchased 20,000 shares of Series C Preferred Stock for total consideration of $100,000.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

For its mailbox, contract manufacturing and locker systems sales, the Company recognizes revenue at the point of passage of title, which occurs at the time of shipment to the customer. The Company derived approximately 14.4%, 25.5%, and 16.9% of its revenue in 2013, 2012 and 2011, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations.

For locker systems concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management uses judgmental factors such as customer’s payment history, the general economic climate, and the age of and past due status of invoices in assessing collectability and establishing the allowance for doubtful accounts. If the financial condition of the Company’s customers was to deteriorate, and such customers were unable or failed to make payments, an increase in the allowance resulting in a charge to expense would be required.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. Depreciation is computed by the straight-line and declining balance methods for financial reporting purposes and by accelerated methods, except for leasehold improvements, which are depreciated by the straight line method, for income tax purposes. Estimated useful lives for financial reporting purposes are 20 to 40 years for buildings and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the building or the lease term. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses resulting from the sale or disposal of property and equipment are included in other income.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

Pension Assumptions

The Company maintains a defined benefit plan covering its U.S. employees (the “U.S. Plan”) and a defined contribution plan covering its Canadian employees (the “Canadian Plan”). The accounting for the plans is based in part on specific assumptions that are uncertain and that could have a material impact on the consolidated financial statements if different reasonable assumptions were used. The assumptions for return on assets reflect the rates of earnings expected on funds invested or to be invested to provide for benefits included in the projected benefit obligation. The assumed rates of return of 7.5% and 5.5% used in 2013 for the U.S. and Canadian plans, respectively, were determined based on a forecasted rate of return for a portfolio invested 50% in equities and 50% in fixed income for the U.S. Plan and 40% in equities and 60% in fixed income for the Canadian Plan. In addition to the assumptions related to the expected return on assets, discount rates were also assumed. The discount rates used in determining the 2013 pension costs were 4.78% and 4.39% for the U.S. and Canadian plans, respectively. Consistent with prior years, for both plans the Company uses a discount rate that approximates the average AA corporate bond rate.

Effective July 15, 2005, the Company froze the accrual of any additional benefits under the U.S. Plan. Effective January 1, 2009, the Company converted the Canadian Plan from a defined benefit plan to a defined contribution plan. The conversion of the Canadian Plan had the effect of freezing the accrual of future defined benefits under the plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred income tax assets is primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. See Note 9 to the accompanying consolidated financial statements for disclosures regarding the Company’s deferred tax assets and liabilities at December 31, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Overall Results

Consolidated net sales for 2013 increased by $949,703 to $14,625,889, as compared to 2012, representing a 6.9% increase. This increase was attributable to increases in sales across all product lines, with substantial increases in mailbox and contract manufacturing sales and modest increases in locker sales and concession revenues. Pre-tax operating results declined to a pre-tax loss of $2,182,781 in 2013 from pre-tax loss of $483,145 in 2012. After-tax operating results declined to a net loss applicable to common shareholders of $2,826,724 in 2013 from a net loss of $614,578 in 2012. Net loss per share applicable to common shareholders (basic and diluted) was $1.68 in 2013, a $1.31 decline from a net loss per share (basic and diluted) of $0.37 for 2012.

Net Sales

Consolidated net sales for 2013 were $14,625,889, an increase of $949,703, or 6.9%, compared to net sales of $13,676,186 for 2012. Sales of lockers for 2013 were $8,501,396, an increase of $174,102, or 2.1%, compared to locker sales of $8,327,294 for 2012.

Sales of mailboxes were $2,931,640 for 2013, an increase of $580,923, or 24.7%, compared to mailbox sales of $2,350,717 for 2012. Increased mailbox sales in 2013 were primarily the result of increased sales to customers that offer mailbox rental services and increased sales of mailbox units to colleges and universities.

Sales of contract manufacturing services were $1,858,804 for 2013 compared to $1,729,898 for 2012, representing an increase of $128,906, or 7.5%. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing us to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues in 2013 is directly attributable to the Company’s efforts to grow this segment of our business, as the Company expended a substantial amount of resources in 2013 in the production of sample and first article parts necessary to acquire future contract manufacturing orders. While the Company was able to grow contract manufacturing revenue by 7.5% in 2013, we expect stronger growth in our contract manufacturing business in 2014 as a result of our efforts in 2013.

Concession revenues for 2013 were $1,334,049, an increase of $65,772 or 5.2% from concession revenues of $1,268,277 for 2012. This increase was primarily due to increased revenues from the Company’s locker concession arrangement with a large theme park operator in the U.S. and Hong Kong.

	Year ended December 31,		Dollar	Percentage
	2013	2012	Increase	Increase
Lockers	$8,501,396	$8,327,294	$174,102	2.1%
Mailboxes	2,931,640	2,350,717	580,923	24.7%
Contract manufacturing	1,858,804	1,729,898	128,906	7.5%
Concession revenues	1,334,049	1,268,277	65,772	5.2%
Total	$14,625,889	$13,676,186	$949,703	6.9%

Gross Margin

Consolidated gross margin for 2013 was $3,045,176, or 20.8% of net sales, compared to $3,908,809, or 28.6% of net sales, for 2012, a decrease of $863,633, or 22.1%. Gross margin as a percentage of net sales decreased from 2012 primarily due to (1) the fulfillment of two large sales orders at competitive, lower-margin pricing in the first quarter of 2013, (2) the increase in mailbox sales, which yielded lower margins than other product sales, (3) increased indirect labor expenses related to the Company’s growing contract manufacturing business, (4) increased production of sample and first article parts necessary to acquire larger contract manufacturing orders, which has resulted in additional material and direct labor costs, and (5) higher concession costs in 2013 as compared to 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 were $4,794,750 or 32.8% of net sales, compared to $3,991,280, or 29.2% of net sales for 2012, an increase of $803,470, or 20.1%. The increase in 2013 was primarily due to a general increase in administrative costs associated with the growth in our business as well as (1) increased legal expenses of approximately $209,000 incurred in connection with the legal matters described in Note 15 to the accompanying consolidated financial statements, (2) increased general expense of approximately $102,000 for costs reimbursed to a customer to resolve a quality issue, which is more fully described in Note 11 to the accompanying consolidated financial statements, (3) increased engineering expenses of approximately $79,000, (4) increased stockholder relation expenses of approximately $65,000 related primarily to increased SEC filing expenses, (5) increased pension expense of $89,000, (6) increased bad debt expense of approximately $66,000, and (7) increased customer service expenses of approximately $26,000 related to the Company’s efforts to move this function from sales personnel to designated customer service personnel.

Settlement Expense

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims in which the Company paid the customer an aggregate amount of $30,000. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement. In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier). In May 2013, the Company and the plaintiff agreed to a settlement of the plaintiff’s claims. At June 30, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. These settlements are more fully described in Note 15 to the accompanying consolidated financial statements.

Gain on Sale of Property

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York to an individual pursuant to a Purchase and Sale Agreement dated May 7, 2013.  The buyer purchased the real property, consisting of an approximately 12,800 square foot building, for total consideration of $212,500. The Company received proceeds, net of selling costs, of approximately $211,000 and recorded a gain on the sale of this property of approximately $205,000.

Interest Expense

Interest expense for 2013 was $192,018, an increase of $75,636, or 65.0%, compared to interest expense of $116,382 for 2012. The increase is primarily due to increased debt and higher interest rates in connection with a new loan agreement entered into on September 30, 2013. Additionally, when the credit agreement with the Company’s prior lender was terminated on September 30, 2013, the Company expensed approximately $31,000 in loan origination fees associated with those credit facilities that it had previously been amortizing. The payoff of loans under the prior credit agreement and the new loan agreement entered into on September 30, 2013 are more fully described in Note 7 to the accompanying consolidated financial statements.

Income Taxes

For 2013, the Company recorded income tax expense of $638,605, compared to income tax expense of $131,433 for 2012. The Company’s effective income tax rate was approximately (29.3)% and (27.2)% for 2013 and 2012, respectively. In 2013, the effective income tax rate differs from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $1,457,000. During 2012, the Company’s effective income tax rate differs from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $443,000, as well as permanent timing differences between expenses recorded for financial and tax reporting. Although the Company reported a pre-tax loss in 2013 and 2012, it was unable to record a tax benefit in either year due to an increase in the valuation allowance, causing the effective income tax rate to be negative in each year.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Overall Results

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

Concession revenue in 2012 was $1,268,277, an increase of $119,128, or 10.4% from concession revenue of $1,149,149 in 2011. The concession revenue increase was the result of additional lockers installed under a locker concession arrangement with a theme park operator in Hong Kong in November 2011 that were in operation for the full year in 2012.

Sales of mailboxes were $2,350,717 for the twelve months ended December 31, 2012, an increase of $66,135, or 2.9%, compared to sales of $2,284,582 for the same period of 2011. The increase in sales of mailboxes was due primarily to increased sales of the 2000/3000 series mailbox.

The Company generated $1,729,898 in revenue from contract manufacturing in 2012 as compared to $430,586 in 2011, which reflects an increase of $1,299,312, or 301.8%. This increase was primarily driven by increased sales volume to new and existing customers through refocusing sales efforts from bid-based, short-duration contracts to sustainable relationships with Fortune 1000 customers. Fourth quarter contract manufacturing revenues increased $323,479, or 164.5%, from 2011 fourth quarter contract manufacturing revenues.

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

Liquidity and Sources of Capital

We have incurred substantial losses in each of the last two fiscal years and, as of December 31, 2013, had a working capital deficit and the Company’s current financial condition raises doubt as to its ability to continue as a going concern. Further, we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans. The independent auditor’s report on our consolidated financial statements for the years ended December 31, 2013 and 2012 includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

On February 14, 2014, we sold the lockers, kiosks and other assets related to locker concession services we provided under a concession arrangement with a large theme-park operator to a third party and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services relating to such concession arrangement. The purchase price was $1,218,075. Net of a holdback amount of $90,000, we received proceeds of $1,128,075 at closing, which significantly improved our working capital and the borrowing availability under our revolving credit facility. While our liquidity has improved significantly as a result of this transaction, we believe continued cost containment and revenue increases are essential to attain profitability and strengthen our liquidity and working capital position. Management has focused efforts to increase core locker sales in 2014 through new product development and to increase contract manufacturing revenues by continuing its efforts to grow this segment of our business. We expect strong growth in our contract manufacturing business in 2014 as a result of these efforts. In conjunction with its focus on increasing revenues, management has taken steps to improve overall margins and profits in 2014 through cost containment, including steps taken to better manage inventory, labor costs, and discretionary expenditures.

We believe the Company’s sources of liquidity will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations in 2014. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control, and we can give no assurances that actual results will not vary significantly from our projections. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows Summary

	Year ended December 31,
	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(620,541)	$(78,221)	$604,783
Investing activities	(760,505)	(413,737)	(1,227,798)
Financing activities	1,320,116	400,000	500,000
Effect of exchange rate changes on cash	(73,135)	(20,321)	(1,306)
Increase (decrease) in cash and cash equivalents	$(134,065)	$(112,279)	$(124,321)

Cash Flows – Year ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Activities

In 2013, net cash used by operating activities was $620,541 compared with net cash used by operating activities of $78,221 in 2012. The change was due primarily to the net operating loss of approximately $2,821,000, partially offset by an increase in deferred income taxes of approximately $623,000, an increase in accounts payable and accrued expenses of $785,000 and depreciation of approximately $852,000.

Investing Activities

Net cash used by investing activities was $760,505 in 2013 compared with net cash used by investing activities of $413,737 in 2012. The increase was due to property, plant and equipment purchases totaling approximately $971,000, partially offset by net proceeds from the sale of the building in Ellicottville, NY of approximately $211,000.

Financing Activities

Net cash provided by financing activities was $1,320,116 in 2013 compared with net cash provided by financing activities of $400,000 in 2012. The change is primarily due to the Company’s net long-term debt borrowings of $560,000, net borrowings on its revolving line of credit facilities of approximately $281,000, net proceeds of $283,000 from the issuance of preferred stock, and $200,000 in borrowings under a promissory note from a related party.

Cash Flows – Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Activities

In 2012, net cash used by operating activities was $78,221 compared with net cash provided by operating activities of $604,783 in 2011. The change was due primarily to the increase in accounts receivable of approximately $740,000, and increase in inventory of approximately $174,000, partially offset by depreciation of approximately $744,000.

Investing Activities

Net cash used by investing activities was $413,737 in 2012 compared with net cash used by investing activities of $1,227,798 in 2011. The decrease was mainly due to the Company investing approximately $875,000 for leasehold improvements and machinery and equipment related to the new DFW Airport facility in 2011.

Financing Activities

Net cash provided by financing activities was $400,000 in 2012 compared with net cash provided by financing activities of $500,000 in 2011. The change is due to the Company’s borrowings of $600,000 under its revolving line of credit and the $200,000 in payments made towards the Company’s term loan facility.

Capital Resources and Debt Obligations

The Company entered into a credit agreement with Bank of America Merrill Lynch (“BAML”), pursuant to which it obtained a $1 million term loan, a $2.5 million revolving line of credit and a $500,000 draw note. The credit agreement contained certain covenants with which the Company was required to comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. On September 13, 2013, the Company entered into a Forbearance Agreement with BAML pursuant to which BAML agreed to waive the Company’s obligation to meet these financial covenants and forbear from enforcing its remedies against the Company with respect to such failure through November 30, 2013. On September 30, 2013, the Company terminated the credit agreement with BAML and repaid in full all of the borrowings under these credit facilities.

On September 30, 2013, the Company and its subsidiaries, Security Manufacturing Corporation and American Locker Security Systems, Inc., entered into a Loan Agreement (the “Loan Agreement”) with Triumph Savings Bank, SSB (d/b/a Triumph Commercial Finance) (the “Lender”). The Loan Agreement provides for a $2.8 million revolving credit facility (the “Revolver”) and a $1.2 million term loan facility (the “Term Loan”). The Company initially borrowed approximately $1.7 million on the Revolver and $1.2 million on the Term Loan. The Company used these proceeds to repay in full the outstanding indebtedness under the Company’s prior credit facilities and equipment leases with BAML and for working capital and general corporate purposes.

The Revolver matures on September 30, 2016 and the Lender may, in its sole discretion, extend the maturity of the Revolver for a period of one year, and may further extend the Revolver for one-year periods thereafter. Available borrowings under the Revolver are limited to a borrowing base of 85% of eligible trade receivables plus 50% of eligible inventory (capped at $1,000,000) less any availability reserves established by the Lender. The interest rate on the Revolver is 3.50% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%.

The Term Loan is payable in equal monthly installments based on a 60-month amortization schedule. All unpaid principal on the Term Loan is due and payable on September 30, 2016, the maturity date. The interest rate on the Term Loan is 4.00% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%. In the event of a default under the Loan Agreement, the Revolver and the Term Loan will each bear interest at the applicable rate plus an additional 2.00%.

The Company will pay Lender an annual facility fee of $30,000 in the first year and, thereafter, an annual facility fee of 0.75% of the Revolver amount. In addition, the Company will pay Lender a monthly unused line fee equal to 0.50% per annum of the average daily unused portion of the Revolver for the preceding month. In the event the Company desires to terminate the Loan Agreement and prepay in full the amounts outstanding under the Revolver and the Term Loan, it will pay a termination fee equal to $120,000 if terminated before September 30, 2014, $80,000 if terminated after September 30, 2014 but before September 30, 2015, and $40,000 if terminated after September 30, 2015 but before September 30, 2016.

The credit facilities under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company, and its subsidiaries Security Manufacturing Corporation and American Locker Security Systems, Inc., including a pledge of a portion of the stock of Canadian Locker Company Limited, a subsidiary of American Locker Security Systems, Inc., and each is jointly and severally liable for all borrowings under the Loan Agreement. The Company is required to use the net cash proceeds from any asset disposition or the issuance of equity securities (excluding issuances to employees or another borrower) or debt securities to prepay, first, the Term Loan and, if any proceeds remain, to pay down the Revolver.

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the month ended December 31, 2013 and during the first quarter of 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, Triumph waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. See “Item 9B. Other Information.”

On December 10, 2013, the Company executed a Promissory Note (the “Note”), effective as of November 13, 2013, in favor of Anthony B. Johnston, the Company’s Chairman and Chief Executive Officer, in the principal amount of $200,000 to evidence a loan by Mr. Johnston to the Company. The principal balance of the Note, together with accrued but unpaid interest, is due and payable on November 30, 2014. The interest rate on the Note is 6.00% and the Company may prepay the Note at any time and from time to time without premium or penalty. The Note is unsecured and contains event of default provisions that are customary for a transaction of this nature. The Company used the proceeds from the Note for working capital and general corporate purposes.

On September 13, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 100,000 shares of Series C Preferred Stock and to establish the relative rights, preferences, qualifications, limitations and restrictions of such Series C Preferred Stock. The Certificate of Designation became effective upon such filing. On the same date, the Company issued 60,000 shares of its newly authorized Series C Preferred Stock to certain investors pursuant to a Purchase Agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $300,000. Net proceeds from the offering were used by the Company to fund working capital and for general corporate purposes. Paul Luber, a member of the Company’s board of directors, purchased 20,000 shares of Series C Preferred Stock for total consideration of $100,000.

Effect of Exchange Rate Changes on Cash

Net cash used by the effect of exchange rate changes on cash was $73,135 in 2013 as compared to net cash used of $20,321 in 2012. The change was primarily due to the decrease in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate decreased 6.8% from $1.0031 to $0.9349 between December 31, 2012 and 2013. The Hong Kong Dollar to USD exchange rate remained flat at $0.1290 between December 31, 2012 and 2013.

Net cash used by the effect of exchange rate changes on cash was $20,322 in 2012 as compared to net cash provided of $1,306 in 2011. The change was primarily due to the increase in value of the Canadian Dollar (“CAD”) as compared to the United States Dollar (“USD”), which caused a decrease in the value of the Company’s Canadian operation’s net assets. The CAD to USD exchange rate increased 2.3% from $0.9804 to $1.0031 between December 31, 2011 and 2012. The Hong Kong Dollar to USD exchange rate increased 0.2% from $0.1287 to $0.1290 between December 31, 2011 and 2012.

Cash and Cash Equivalents

On December 31, 2013, the Company had cash and cash equivalents of $279,288, compared with $413,353 on December 31, 2012. The change is due to net cash used in operating activities of $620,541, net cash used in investing activities of $760,505, and a decrease of $73,135 due to the effect of exchange rate changes on cash, partially offset by net cash provided by financing activities of $1,320,116.

Liquidity

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of December 31, 2013	As of December 31, 2012
Current Ratio	0.96	1.36
Working Capital	$(230,655)	$1,592,880

The Company’s capital expenditures approximated $971,000 and $414,000 for the years ended December 31, 2013 and 2012, respectively. The majority of these capital expenditures in 2013 were related to the purchase of plant equipment that had previously been utilized by the Company under operating leases. These expenditures were higher than the Company’s capital expenditures in 2012, which were primarily related to new concession deals that were initiated in the fourth quarter of 2012 and investments in information technology. The Company expects capital expenditures in 2014 to be lower than the amounts expended in 2013.

Our liquidity is primarily measured by our working capital and the borrowing availability on our Revolver. Borrowing availability on our Revolver is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balance currently outstanding under our Revolver. A net loss of $2,821,386 resulting primarily from increased cost of sales, increased selling, general and administrative expenses, increased legal settlement expenses, and increased income tax expenses negatively impacted our working capital and the borrowing availability on our Revolver during the year ended December 31, 2013.

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

Foreign Currency

Although the Company’s Canadian and Hong Kong operations subject the Company to foreign currency risk, it is not considered a significant risk because the foreign operations’ net assets represent only 19.1% of the Company’s consolidated assets at December 31, 2013. Presently, the Company does not hedge its foreign currency risk.

Effect of New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification.  For public entities, the amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Locker Group Incorporated

We have audited the accompanying consolidated balance sheets of American Locker Group Incorporated and Subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American Locker Group Incorporated and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Travis Wolff, LLP

Dallas, Texas

April 10, 2014

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$279,288	$413,353
Accounts receivable, less allowance for doubtful accounts of approximately $199,000 in 2013 and $162,000 in 2012	2,097,644	2,385,644
Inventories, net	2,738,813	2,671,616
Prepaid expenses	299,730	298,185
Deferred income taxes	-	287,417
Total current assets	5,415,475	6,056,215

Property, plant and equipment:
Land	0	500
Buildings and leasehold improvements	552,561	803,021
Machinery and equipment	12,089,799	11,292,235
	12,642,360	12,095,756
Less allowance for depreciation and amortization	(9,226,076)	(8,861,997)
	3,416,284	3,233,759
Other noncurrent assets	123,856	45,173
Deferred income taxes	-	628,351

Total assets	$8,955,615	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2013	December 31, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,496,331	$1,856,023
Customer deposits	216,107	255,753
Commissions, salaries, wages, and taxes thereon	77,101	157,087
Income taxes payable	5,326	3,888
Revolving line of credit	1,580,611	1,300,000
Current portion of long-term debt	240,000	200,000
Note payable to a related party	200,000	-
Current portion of capital lease obligation	13,883	-
Accrued settlement, current portion	156,000	-
Other accrued expenses	660,771	690,584
Total current liabilities	5,646,130	4,463,335

Long-term liabilities:
Long-term debt, net of current portion	920,000	400,000
Capital lease obligation, net of current portion	59,768	-
Accrued settlement, net of current portion	130,000	-
Pension and other benefits	1,274,173	2,128,210
	2,383,941	2,528,210

Total liabilities	8,030,071	6,991,545

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series C redeemable, convertible preferred stock, $1.00 par value: Liquidation preference of $5 per share; Authorized shares - 100,000; Issued and outstanding shares - 60,000 in 2013 and 0 in 2012	300,000	-
Common stock, $1.00 par value: Authorized shares – 4,000,000; Issued shares – 1,879,319 in 2013 and 1,879,319 in 2012; Outstanding shares – 1,687,319 in 2013 and 1,687,319 in 2012	1,879,319	1,879,319
Other capital	271,381	288,395
Retained earnings	1,565,134	4,386,520
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(978,290)	(1,470,281)
Total stockholders’ equity	925,544	2,971,953

Total liabilities and stockholders’ equity	$8,955,615	$9,963,498

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011

Net sales	$14,625,889	$13,676,186	$13,386,336

Cost of products sold	11,580,713	9,767,377	9,286,025
Gross profit	3,045,176	3,908,809	4,100,311

Selling, general and administrative expenses	4,794,750	3,991,280	4,070,957
Restructuring costs	-	283,924	-
Settlement expense	441,583	-	-

Total operating income (loss)	(2,191,157)	(366,395)	29,354

Other income (expense):
Gain on sale of property	205,055	-	-
Interest income	28,042	13,637	(47)
Other income (expense) – net	(32,703)	(14,005)	120,033
Interest expense	(192,018)	(116,382)	(68,733)
Total other income (expense)	8,376	(116,750)	51,253
Income (loss) before income taxes	(2,182,781)	(483,145)	80,607
Income tax expense	(638,605)	(131,433)	(43,516)
Net income (loss)	(2,821,386)	(614,578)	37,091
Provision for preferred stock dividends	(5,338)	-	-
Net income (loss) applicable to common shareholders	$(2,826,724)	$(614,578)	$37,091

Weighted average common shares:
Basic	1,687,319	1,682,994	1,655,805

Diluted	1,687,319	1,682,994	1,655,805

Net income (loss) per share applicable to common shareholders:
Basic	$(1.68)	$(0.37)	$0.02

Diluted	$(1.68)	$(0.37)	$0.02

Dividends per share of common stock	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2013	2012	2011

Net income (loss)	$(2,821,386)	$(614,578)	$37,091
Other comprehensive income (loss):
Foreign currency translation adjustment	(109,199)	(6,130)	(18,028)
Adjustment to minimum pension liability, net of tax effect of $302,275 in 2013, $91,544 in 2012, and $158,869 in 2011	601,190	(187,078)	(610,220)
Other comprehensive income (loss)	491,991	(193,208)	(628,248)
Total comprehensive loss	$(2,329,395)	$(807,786)	$(591,157)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Series C Redeemable, Convertible Preferred Stock	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at December 31, 2010	—	$1,834,106	$265,271	$4,964,007	$(2,112,000)	$(648,825)	$4,302,559
Net income (loss)	—	—	—	37,091	—	—	37,091
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	(18,028)	(18,028)
Minimum pension liability adjustment, net of tax benefit of $158,869	—	—	—	—	—	(610,220)	(610,220)
Common stock issued as compensation (37,893 shares)	—	37,893	19,207	—	—	—	57,100
Balance at December 31, 2011	$-	$1,871,999	$284,478	$5,001,098	$(2,112,000)	$(1,277,073)	$3,768,502
Net income (loss)	—	—	—	(614,578)	—	—	(614,578)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	(6,130)	(6,130)
Minimum pension liability adjustment, net of tax benefit of $91,544	—	—	—	—	—	(187,078)	(187,078)
Common stock issued as compensation (7,320 shares)	—	7,320	3,917	—	—	—	11,237
Balance at December 31, 2012	$0	$1,879,319	$288,395	$4,386,520	$(2,112,000)	$(1,470,281)	$2,971,953
Net income (loss)	—	—	—	(2,821,386)	—	—	(2,821,386)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	(109,199)	(109,199)
Minimum pension liability adjustment, net of tax benefit of $302,275	—	—	—	—	—	601,190	601,190
Series C redeemable, convertible preferred stock issued (60,000 shares)	300,000	—	(17,014)	—	—	—	282,986
Balance at December 31, 2013	$300,000	$1,879,319	$271,381	$1,565,134	$(2,112,000)	$(978,290)	$925,544

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011

Operating activities:
Net income (loss)	$(2,821,386)	$(614,578)	$37,091
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	851,980	744,094	671,009
Gain on sale of property	(205,055)	-	-
Provision for uncollectible accounts	114,686	48,342	22,585
Equity based compensation	-	11,237	62,025
Deferred income taxes	622,507	(770)	(297,640)
Changes in assets and liabilities:
Accounts receivable	159,698	(740,794)	1,000,269
Inventories	(67,745)	174,037	(300,472)
Prepaid expenses	(82,815)	32,680	(103,376)
Deferred revenue	-	-	(341,000)
Accounts payable, customer deposits, accrued legal settlement (current and long-term) and accrued expenses	785,183	345,205	(274,209)
Pension and other benefits	20,968	(65,830)	4,519
Income taxes	1,438	(11,844)	123,983
Net cash provided by (used in) operating activities	(620,541)	(78,221)	604,784

Investing activities:
Purchase of property, plant and equipment	(971,117)	(413,737)	(1,227,798)
Proceeds from sale of property, net of selling costs	210,612	-	-
Net cash used in investing activities	(760,505)	(413,737)	(1,227,798)

Financing activities:
Long-term debt payments to Bank of America Merrill Lynch	(750,000)	(200,000)	(200,000)
Long-term debt borrowings from Bank of America Merrill Lynch	150,000	-	-
Long-term debt payments to Triumph Commercial Finance	(40,000)	-	-
Long-term debt borrowings from Triumph Commercial Finance	1,200,000	-	-
Borrowings on line of credit with Bank of America Merrill Lynch	220,000	600,000	700,000
Payments on line of credit with Bank of America Merrill Lynch	(1,520,000)	-	-
Net borrowings on line of credit with Triumph Commercial Finance	1,580,611	-	-
Borrowings from note payable to a related party	200,000	-	-
Payment of capital lease obligations	(3,481)	-	-
Proceeds from issuance of preferred stock, net of issuance costs	282,986	-	-
Net cash provided by financing activities	1,320,116	400,000	500,000
Effect of exchange rate changes on cash	(73,135)	(20,321)	(1,306)
Net decrease in cash and cash equivalents	(134,065)	(112,279)	(124,320)
Cash and cash equivalents at beginning of period	413,353	525,632	649,952
Cash and cash equivalents at end of period	$279,288	$413,353	$525,632

Supplemental cash flow information:
Cash paid for:
Interest	$170,700	$107,057	$67,555
Income taxes	$15,064	$15,210	$15,647
Purchase of equipment under capital lease obligation	$77,132	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

American Locker Group Incorporated and Subsidiaries

1. Basis of Presentation

Consolidation and Business Description

The consolidated financial statements include the accounts of American Locker Group Incorporated and its subsidiaries (the “Company”), all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s products can be categorized as mailboxes, lockers or contract manufacturing services. Mailboxes are used for the delivery of mail, packages and other parcels to multi-tenant facilities. Lockers are used for applications other than mail delivery, and most of our lockers are key-controlled checking lockers. The Company is best known for manufacturing and servicing the key and lock system with the plastic orange cap. The Company also provides locker concession services to certain of its customers whereby the Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations. Contract manufacturing services involve producing fabricated sheet metal parts and enclosures for third parties. The Company serves customers in a variety of industries in all 50 states and in Canada, Mexico, Europe, Asia and South America.

Liquidity

We have incurred substantial losses in each of the last two fiscal years and, as of December 31, 2013, had a working capital deficit. Further, we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans. In addition, as of December 31, 2013, the Company was not in compliance with certain financial covenants under the terms of its loan agreement pursuant to which it has an outstanding revolving line of credit and term loan. These circumstances have negatively impacted our liquidity and raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to address the Company’s liquidity and working capital needs include the following:

●

As more fully described in Note 4, in February 2014, the Company sold the lockers, kiosks and other assets related to a locker concession arrangement to a third party. The Company received gross proceeds of approximately $1.2 million upon closing of the sale, which has significantly improved our liquidity and working capital position.

●

Management has focused efforts to increase core locker sales in 2014 through new product development and to increase contract manufacturing revenues by continuing its efforts to grow this segment of our business. While the Company was able to grow contract manufacturing revenue by 7.5% in 2013, we expect stronger growth in our contract manufacturing business in 2014 as a result of these efforts.

●

In conjunction with its focus on increasing revenues, management has taken steps to improve overall margins and profits in 2014 through cost containment, including steps taken to better manage inventory, labor costs, and discretionary expenditures.

We believe the Company’s sources of liquidity will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations in 2014. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control, and we can give no assurances that actual results will not vary significantly from our projections. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

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

Accounts Receivable

The Company grants credit to its customers and generally does not require collateral. Accounts receivable are reported at net realizable value and do not accrue interest. Management uses judgmental factors such as a customer’s payment history, the general economic climate and the age and past-due status of invoices in assessing collectability and establishing allowances for doubtful accounts. Accounts receivable are written off after all collection efforts have been exhausted.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense of approximately $115,000, $48,000, and $23,000 for 2013, 2012 and 2011, respectively. The net charge-off of bad debts was approximately $78,000, $29,000, and $1,300 for 2013, 2012 and 2011, respectively.

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

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable in accordance with appropriate guidance. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows. The Company recorded no asset impairment charges related to property, plant and equipment in 2013, 2012 or 2011.

Depreciation expense was $851,980 in 2013, of which $784,771 was included in cost of products sold, and $67,209 was included in selling, administrative and general expenses. Depreciation expense was $744,094 in 2012, of which $728,869 was included in cost of products sold, and $15,225 was included in selling, administrative and general expenses. Depreciation expense was $671,009 in 2011, of which $651,237 was included in cost of products sold, and $19,772 was included in selling, administrative and general expenses.

Pensions and Postretirement Benefits

The Company has two defined benefit plans that recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of the plans. The plan assets and obligations are measured at their year-end balance sheet date. Refer to Note 10 “Pensions and Other Postretirement Benefits” for further detail on the plans.

Revenue Recognition

The Company recognizes revenue upon passage of title and when risks and rewards have passed to customers, which occurs at the time of shipment to the customer. The Company derived approximately 14.4%, 25.5%, and 16.9% of its revenue in 2013, 2012 and 2011, respectively, from sales to distributors. These distributors do not have a right to return unsold products; however, returns may be permitted in specific situations. Historically, returns have not had a significant impact on the Company’s results of operations. Revenues are reported net of discounts and returns and net of sales tax.

For concession operations, the Company recognizes revenue when receipts are collected. Revenue is recognized for the Company’s proportional share of receipts with the remaining amounts collected recorded as an accrued liability until they are remitted to the concession contract counterparty.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling, administrative and general expenses in the accompanying consolidated statements of operations. These costs were approximately $668,000, $674,000, and $696,000 during 2013, 2012 and 2011, respectively.

Advertising Expense

The cost of advertising is generally expensed as incurred. The cost of catalogs and brochures are recorded as a prepaid cost and are expensed over their useful lives, generally one year. The Company incurred approximately $97,000, $165,000, and $149,000 in advertising costs during 2013, 2012 and 2011, respectively.

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

Pursuant to appropriate accounting guidance, ASC-740—Income Taxes, when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” Appropriate accounting guidance defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings.

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

Research and Development

The Company engages in research and development activities relating to new and improved products. It expended approximately $178,000, $99,000, and $77,000 in 2013, 2012 and 2011, respectively, for such activity in its continuing businesses. Research and development costs are included in selling, administrative and general expenses.

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

Foreign Currency

In accordance with appropriate accounting guidance, the Company translates the financial statements of the Canadian and Hong Kong subsidiaries from its functional currency into the U.S. dollar. Assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income statement amounts are translated using the average exchange rate for the year. All translation gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency gains and losses resulting from current year exchange rate transactions are insignificant for all years presented.

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update requires companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts of reclassifications from each component of accumulated other comprehensive income based on its source and the income statement lines affected by the reclassification.  For public entities, the amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

3. Sale of Property

On September 18, 2009, the Company sold its headquarters and primary manufacturing facility to the City of Grapevine, Texas (the “City”) for a purchase price of $2,747,000. The Company was entitled to continue to occupy the facility, through December 31, 2010 at no cost. The City further agreed to pay the Company’s relocation costs within the Dallas-Fort Worth area and to pay the Company’s real property taxes for the facility through June 2011. During May 2011, the Company relocated its corporate headquarters and primary manufacturing facility from Grapevine, Texas to a 100,500 sq. ft. building in DFW Airport, Texas. The Company received a $341,000 payment towards the moving costs at closing which was recorded as “Deferred revenue” in the Company’s consolidated balance sheet as of December 31, 2010. The Company offset $211,768 of moving expense against deferred revenue in 2011. The difference of $129,232 between the deferred revenue balance at December 31, 2010 and the amount offset against moving expenses was recorded as “Other income.” Proceeds of the sale were used to pay off the $2 million mortgage secured by the property and for general working capital purposes. The Company invested approximately $875,000 during 2011 for leasehold improvements and machinery and equipment related to relocating.

On August 8, 2013, the Company completed the sale of certain real property located in Ellicottville, New York pursuant to a Purchase and Sale Agreement dated May 7, 2013 by and between American Locker Security Systems, Inc., a wholly-owned subsidiary of the Company, and Michael Young.  Mr. Young purchased the real property, consisting of an approximately 12,800 square foot building, for total consideration of $212,500. The Company received proceeds, net of selling costs, of approximately $211,000 and recorded a gain on the sale of this property of approximately $205,000. The sale of this property concluded the relocation and consolidation of its Ellicottville, New York operations into its Texas facility.

4. Concession Agreement and Disposition of Assets

In 2010, the Company entered into a five-year agreement with a large theme-park operator to provide approximately 4,300 lockers under a locker concession arrangement. The Company retained ownership of the lockers and received a portion of the revenue generated by the locker operations. Under appropriate accounting guidance, the Company capitalized its costs related to the concession agreement and was depreciating such costs over the five-year term of the agreement. The Company recognized its portion of the revenue as it was collected.

In February 2014, the Company sold the lockers, kiosks and other assets related to that locker concession arrangement to a third party and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The Company received $1,218,075 in total consideration for the disposition of these assets.

5. Inventories

Inventories consist of the following:

	Year ended December 31,
	2013	2012
Finished products	$373,281	$602,753
Work-in-process	817,456	666,830
Raw materials	1,548,076	1,402,033
Net Inventories	$2,738,813	$2,671,616

6. Other Accrued Expenses and Current Liabilities

Accrued expenses consist of the following at December 31:

	December 31,
	2013	2012
Restructuring liability	$—	$39,883
Accrued rent liability	322,436	286,544
Accrued expenses, other	338,335	364,157
Total accrued expenses	$660,771	$690,584

7. Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
Term loan payable to Triumph Commercial Finance through September 2016 at $20,000 monthly plus interest at the U.S. Prime Rate plus 400 basis points (7.25% at December 31, 2013) collateralized by accounts receivable, inventory, and equipment	$1,160,000	$—
Term loan payable to Bank of America Merrill Lynch through December 2015 at $16,667 monthly plus interest at LIBOR rate plus 375 basis points (3.963% at December 31, 2012) collateralized by accounts receivable, inventory, and equipment	—	$600,000
Less current portion	(240,000)	(200,000)
Long-term portion	$920,000	$400,000

The Company entered into a credit agreement with Bank of America Merrill Lynch (“BAML”), pursuant to which it obtained a $1 million term loan, a $2.5 million revolving line of credit and a $500,000 draw note. The credit agreement contained certain covenants with which the Company was required to comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, we were not in compliance with either covenant. On September 13, 2013, the Company entered into a Forbearance Agreement with BAML pursuant to which BAML agreed to waive the Company’s obligation to meet these financial covenants and forbear from enforcing its remedies against the Company with respect to such failure through November 30, 2013. On September 30, 2013, the Company terminated the credit agreement with BAML and repaid in full all of the borrowings under these credit facilities.

On September 30, 2013, the Company and its subsidiaries, Security Manufacturing Corporation and American Locker Security Systems, Inc., entered into a Loan Agreement (the “Loan Agreement”) with Triumph Savings Bank, SSB (d/b/a Triumph Commercial Finance) (the “Lender”). The Loan Agreement provides for a $2.8 million revolving credit facility (the “Revolver”) and a $1.2 million term loan facility (the “Term Loan”). The Company initially borrowed approximately $1.7 million on the Revolver and $1.2 million on the Term Loan. The Company used these proceeds to repay in full the outstanding indebtedness under the Company’s prior credit facilities and equipment leases with BAML and for working capital and general corporate purposes.

The Revolver matures on September 30, 2016 and the Lender may, in its sole discretion, extend the maturity of the Revolver for a period of one year, and may further extend the Revolver for one-year periods thereafter. Available borrowings under the Revolver are limited to a borrowing base of 85% of eligible trade receivables plus 50% of eligible inventory (capped at $1,000,000) less any availability reserves established by the Lender. The interest rate on the Revolver is 3.50% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%.

The Term Loan is payable in equal monthly installments based on a 60-month amortization schedule. All unpaid principal on the Term Loan is due and payable on September 30, 2016, the maturity date. The interest rate on the Term Loan is 4.00% plus the greater of (a) the U.S. prime rate as published in The Wall Street Journal or (b) 3.25%. In the event of a default under the Loan Agreement, the Revolver and the Term Loan will each bear interest at the applicable rate plus an additional 2.00%.

The Company will pay Lender an annual facility fee of $30,000 in the first year and, thereafter, an annual facility fee of 0.75% of the Revolver amount. In addition, the Company will pay Lender a monthly unused line fee equal to 0.50% per annum of the average daily unused portion of the Revolver for the preceding month. In the event the Company desires to terminate the Loan Agreement and prepay in full the amounts outstanding under the Revolver and the Term Loan, it will pay a termination fee equal to $120,000 if terminated before September 30, 2014, $80,000 if terminated after September 30, 2014 but before September 30, 2015, and $40,000 if terminated after September 30, 2015 but before September 30, 2016.

The credit facilities under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company, and its subsidiaries Security Manufacturing Corporation and American Locker Security Systems, Inc., including a pledge of a portion of the stock of Canadian Locker Company Limited, a subsidiary of American Locker Security Systems, Inc., and each is jointly and severally liable for all borrowings under the Loan Agreement. The Company is required to use the net cash proceeds from any asset disposition or the issuance of equity securities (excluding issuances to employees or another borrower) or debt securities to prepay, first, the Term Loan and, if any proceeds remain, to pay down the Revolver.

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014 and February 28, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, Triumph waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. We believe we will be able to comply with each of the financial covenants in the Loan Agreement, as amended, in 2014, though we can give no assurances of such compliance.

On December 10, 2013, the Company executed a Promissory Note (the “Note”), effective as of November 13, 2013, in favor of Anthony B. Johnston, the Company’s Chairman and Chief Executive Officer, in the principal amount of $200,000 to evidence a loan by Mr. Johnston to the Company. The principal balance of the Note, together with accrued but unpaid interest, is due and payable on November 30, 2014. The interest rate on the Note is 6.00% and the Company may prepay the Note at any time and from time to time without premium or penalty. The Note is unsecured and contains event of default provisions that are customary for a transaction of this nature. The Company used the proceeds from the Note for working capital and general corporate purposes.

8. Leases

The Company leases several operating facilities, vehicles and equipment under non-cancelable operating leases. The Company accounts for operating leases on a straight line basis over the lease term. Future minimum lease payments consist of the following at December 31, 2013:

2014	$390,766
2015	374,072
2016	374,072
2017	374,072
2018	221,309
Thereafter	—
Total	$1,734,291

Rent expense amounted to approximately $451,786, $407,600, and $380,800 in 2013, 2012 and 2011, respectively.

Effective October 21, 2013, the Company entered into a five-year lease agreement for certain plant equipment under which the Company is making monthly payments of $1,480. Pursuant to terms of the lease agreement, which contains a bargain purchase option, the Company recorded a capital lease obligation of $77,000. As of December 31, 2013, the outstanding amount of the capital lease obligation was $73,651.

9. Income Taxes

For financial reporting purposes, income before income taxes includes the following during the years ended December 31:

	2013	2012	2011
United States income (loss)	$(2,146,877)	$(507,197)	$91,329
Foreign income (loss)	(35,904)	24,052	(10,722)
	$(2,182,781)	$(483,145)	$80,607

Significant components of the provision for income taxes are as follows:

	2013	2012	2011
Current:
Federal	$—	$(68,791)	$—
State	16,098	21,503	19,122
Foreign	—	—	—
Total current	16,098	(47,288)	19,122
Deferred:
Federal	569,604	169,923	13,302
State	—	1,628	463
Foreign	52,903	7,170	10,629
	622,507	178,721	24,394
	$638,605	$131,433	$43,516

The differences between the federal statutory rate and the effective tax rate as a percentage of income before taxes are as follows:

	2013	2012	2011
Statutory income tax rate	34%	34%	34%
State and foreign income taxes, net of federal benefit	(1)	1	1
Change in valuation allowance	(66)	(69)	—
Foreign earnings taxed at different rate	—	—	(24)
Change in estimated state income tax rate	—	(5)	3
Other permanent differences	4	12	40
Effective tax rate	(29% )	(27% )	54%

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

	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$(137,830)	$(192,136)
Prepaid expenses and other	(4,599)	(4,599)
Total deferred tax liabilities	(142,429)	(196,735)
Deferred tax assets:
Operating loss carryforwards	1,975,282	1,209,966
Postretirement benefits	21,360	22,047
Pension costs	401,428	691,824
Allowance for doubtful accounts	58,717	52,385
Other assets	3,431	5,719
Accrued expenses	139,654	171,444
Other employee benefits	22,763	16,009
Inventory costs	119,846	85,742
Total deferred tax assets	2,742,481	2,255,136
Net	2,600,052	2,058,401
Valuation allowance	(2,600,052)	(1,142,633)
Net	$—	$915,768

Current deferred tax asset	$—	$287,417
Long-term deferred tax asset		628,351
	$—	$915,768

As of December 31, 2013 and 2012, the Company’s gross deferred tax assets were approximately $2,600,000 and $2,058,000, respectively. Gross deferred tax assets as of December 31, 2013 and 2012 reflect the benefit of approximately $4,861,000 and $2,993,000 in net operating loss carryforwards for federal and state income tax purposes which are available to offset future federal and state income tax and which expire in varying amounts between 2027 and 2033. Gross deferred tax assets are reduced by a valuation allowance as of December 31, 2013 and 2012 of approximately $2,600,000 and $1,143,000, respectively.

Pursuant to ASC-740—Income Taxes, when establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. The Company must also take into account recent trends of taxable income and/or losses and its ability to project sufficient taxable income in future periods. Under ASC 740, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a deferred tax asset will be realized in future periods. Due to the existence of significant negative evidence, primarily cumulative taxable losses in recent periods and limited operating income, the Company has determined that it is more likely than not that its deferred tax assets will not be realized in future periods. Accordingly, the Company increased the valuation allowance to fully offset the gross deferred tax asset balance at December 31, 2013. If it is later determined that it is more likely than not the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings.

The Company has not provided deferred taxes for taxes that could result from the remittance of undistributed earnings of the Company’s foreign subsidiary since it has generally been the Company’s intention to reinvest these earnings indefinitely. Undistributed earnings that could be subject to additional income taxes if remitted were approximately $112,000 at December 31, 2013.

The Company files an income tax return in the U.S. federal jurisdiction, Texas, and a number of other U.S. state and local jurisdictions. Tax returns for the years 2009 through 2013 remain open for examination in various tax jurisdictions in which it operates. At December 31, 2013, there were no unrecognized tax benefits from uncertain tax positions and, accordingly, no interest related to uncertain tax positions had been accrued.

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

The plan’s assets are invested in a balanced index fund (the “Fund”) where the assets were invested during 2011, 2012 and 2013. The principal investment objective of the Fund is to provide an incremental risk adjusted return compared to a portfolio invested 50% in stocks and 50% in bonds over a full market cycle. Under normal market conditions, the average asset allocation for the Fund is expected to be approximately 50% in stocks and 50% in bonds. This benchmark allocation may be adjusted by up to 20% based on economic or market conditions and liquidity needs. Therefore, the stock allocation may fluctuate from 30% to 70% of the total portfolio, with a corresponding bond allocation of from 70% to 30%. Fund reallocation may take place at any time.

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

On July 6, 2012, the U.S. Government enacted the “Moving Ahead for Progress in the 21st Century Act”, which contained provisions that changed the interest rate methodology used to calculate Employee Retirement Income Security Act (“ERISA”) minimum pension funding requirements in the U.S. This change reduced the Company’s near-term annual cash funding requirements for the U.S. pension plan. Contributions to be made to the plan in 2014 are expected to approximate $200,000 for the U.S. Plan and $65,000 for the Canadian Plan. However, contributions for 2015 and beyond have not been quantified at this time.

The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	Pension Benefits
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,100,047	$3,829,727	$1,500,537	$1,441,482
Service cost	—	—	—	—
Interest cost	155,248	166,534	50,692	58,812
Benefit payments	(570,719)	(257,958)	(91,381)	(94,119)
Administrative expenses	(28,267)	(28,019)	—	—
Actuarial (gain) loss	(394,013)	389,763	6,992	60,912
Plan amendments	—	—	—	—
Currency translation adjustment	—	—	(100,764)	33,450
Settlements	—	—	—	—
Projected benefit obligation at end of year	3,262,296	4,100,047	1,366,076	1,500,537
Change in plan assets
Fair value of plan assets at beginning of year	2,248,925	2,067,871	1,287,679	1,212,167
Actual return on plan assets	336,348	227,201	85,068	58,042
Benefit payments	(570,719)	(257,958)	(91,381)	(94,119)
Employer contribution	162,417	239,830	76,523	83,387
Administrative expenses	(28,267)	(28,019)	—	—
Currency translation adjustment	—	—	(90,165)	28,202
Fair value of plan assets at end of year	2,148,704	2,248,925	1,267,724	1,287,679
Plan assets (less) greater than benefit obligation	$(1,113,592)	$(1,851,122)	$(98,352)	$(212,858)

The net amounts recognized on the consolidated balance sheets were as follows:

	U.S. Plan		Canadian Plan
	2013	2012	2013	2012

Non-current liabilities	$(1,113,592)	$(1,851,122)	$(98,352)	$(212,858)
Net amount recognized	$(1,113,592)	$(1,851,122)	$(98,352)	$(212,858)

Amounts in accumulated other comprehensive loss at year end, consist of:

	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Unrecognized net loss	$818,366	$1,636,551	$514,541	$599,824
	$818,366	$1,636,551	$514,541	$599,824

The estimated net gain (loss) that will be amortized from accumulated other comprehensive loss for net periodic pension cost over the next year is approximately $(46,000) and $33,000 for the U.S. Plan and Canadian Plan, respectively.

Net pension expense is included in selling, administrative and general expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	U.S. Plan			Canadian Plan
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$—	$21,100	$—	$—	$—
Interest cost	155,248	166,534	172,221	55,158	58,812	76,866
Expected return on plan assets	(167,347)	(154,411)	(142,104)	(68,171)	(73,715)	(84,452)
Net actuarial loss	116,814	93,661	51,287	—	—	—
Settlement costs	138,357	—	—	—	—	—
Amortization of prior service cost	—	—	—	36,319	34,007	15,070
Net periodic benefit cost	$243,072	$105,784	$102,504	$23,306	$19,104	$7,484

The Fair Value Measurements and Disclosure Topic require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The fair value hierarchy is described as follows:

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the plan assets are as follows:

		December 31, 2013
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$169,927	$13,788
Mutual funds	Level 1	220,841	1,253,936
Corporate/Government Bonds	Level 1	657,373	-
Equities	Level 1	1,100,563	-
Total		$2,148,704	$1,267,724

The plans’ weighted-average allocations by asset category are as follows:

	December 31, 2013
	US Plan	Canadian Plan
Equities	51%	41%
Fixed income	49%	59%
Total	100%	100%

Expected benefits to be paid by the plans during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

	U.S. Plan	Canadian Plan
2014	$145,378	$87,974
2015	153,410	74,138
2016	162,891	69,650
2017	173,625	64,882
2018	186,231	60,021
2019 through 2023	952,384	189,317

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Weighted average assumptions as of December 31:
Discount rate	4.78%	3.85%	4.39%	3.60%
Rate of compensation increase	—	—	2.00%	2.00%

The weighted average assumptions used in computing net pension expense for the plans were as follows:

	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Weighted average assumptions as of December 31:
Discount rate	3.85%	4.50%	3.60%	4.13%
Expected return on plan assets	7.50%	7.50%	5.50%	6.00%
Rate of compensation increase	—	—	2.00%	2.00%

The expected return on plan assets is based upon anticipated returns generated by the investment vehicle. Any shortfall in the actual return has the effect of increasing the benefit obligation. The benefit obligation represents the actuarial present value of benefits attributed to employee service rendered; assuming future compensation levels are used to measure the obligation. The accumulated benefit obligation for the U.S. Plan was $3,262,296 and $4,100,047 at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the Canadian Plan was $1,366,076 and $1,500,537 at December 31, 2013 and 2012, respectively.

Death Benefit Plan

The Company also provides a death benefit for retired former employees of the Company. Effective in 2000, the Company discontinued this benefit for active employees. The death benefit is not a funded plan. The Company pays the benefit upon the death of the retiree. The Company has fully recorded its liability in connection with this plan. The liability was approximately $62,000 at December 31, 2013 and 2012, respectively, and is recorded as long-term pension and other benefits in the accompanying consolidated balance sheets. No expense was recorded in 2013, 2012 or 2011 related to the death benefit, as the plan is closed to new participants.

Defined Contribution Plan

During 1999, the Company established a 401(k) plan for the benefit of its U.S. full-time employees. Under the Company’s 401(k) plan, the Company makes an employer matching contribution equal to $0.10 for each $1.00 of an employee’s salary contributions up to a total of 10% of that employee’s compensation. The Company’s contributions vest over a period of five years. The Company recorded expense of approximately $12,000, $12,000, and $4,000 in connection with its contribution to the plan during 2013, 2012 and 2011, respectively.

Effective January 1, 2009, the Company converted the Canadian Plan from a defined benefit plan to a defined contribution plan. Under the defined contribution plan, the Company will contribute 3% of employee compensation plus 50% of employee elective contributions up to a maximum contribution of 5% of employee compensation. The Company recorded expense of approximately $4,600, $4,600, and $4,000 in connection with its contribution to the plan during 2013, 2012 and 2011, respectively.

11. Capital Stock

The Company’s Certificate of Incorporation, as amended, authorizes 4,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, and 200,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock. During 2013, the Company did not issue any shares of Common Stock. During 2012, the Company issued 3,986 shares of Common Stock as compensation to members of its board of directors and 3,334 shares as compensation to executive officers, and increased other capital by $3,917 representing compensation expense of $11,237. As of December 31, 2013, 1,879,319 shares of Common Stock had been issued, of which 1,687,319 shares were outstanding.

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

On September 13, 2013, the Company issued 60,000 shares of its newly authorized Series C Preferred Stock to certain investors pursuant to a Purchase Agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $300,000. Net proceeds from the offering were used by the Company to fund working capital and for general corporate purposes. Paul Luber, a member of the Company’s board of directors, purchased 20,000 shares of Series C Preferred Stock for total consideration of $100,000.

12. Stock-Based Compensation

In 1999, the Company adopted the American Locker Group Incorporated 1999 Stock Incentive Plan, permitting the Company to provide incentive compensation of the types commonly known as incentive stock options, stock options and stock appreciation rights. The plan terminated in 2009. At December 31, 2013 and 2012, there were no stock appreciation rights outstanding. There were no stock options vested or unvested as of December 31, 2013.

The following table sets forth the activity related to the Company’s stock options for the years ended December 31:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	12,000	$4.95	12,000	$4.95	12,000	$4.95
Expired or forfeited	12,000	4.95	—	—	—	—
Outstanding—end of year	—	$—	12,000	$4.95	12,000	$4.95
Exercisable—end of year	—		12,000		12,000

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) applicable to common shareholders	$(2,826,724)	$(614,578)	$37,091
Denominator:
Denominator for earnings per share (basic) ― weighted average shares	1,687,319	1,682,994	1,655,805
Denominator for earnings per share (diluted) ― weighted average shares	1,687,319	1,682,994	1,655,805
Net income (loss) per share applicable to common shareholders (basic):	$(1.68)	$(0.37)	$0.02
Net income (loss) per share applicable to common shareholders (diluted):	$(1.68)	$(0.37)	$0.02

For each of the years ended December 31, 2012 and 2011, 12,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.

14. Geographical, Customer Concentration and Products Data

The Company is primarily engaged in one business, the manufacture, sale and rental of security storage products. This includes coin, key-only and electronically controlled checking lockers and related locks, plastic centralized mail and parcel distribution lockers, and fabricated metal products built to customer specifications. Net sales by product group for the years ended December 31 are as follows:

	2013	2012	2011
Lockers	$8,501,396	$8,327,294	$9,522,019
Mailboxes	2,931,640	2,350,717	2,284,582
Contract manufacturing	1,858,804	1,729,898	430,586
Concession revenues	1,334,049	1,268,277	1,149,149
	$14,625,889	$13,676,186	$13,386,336

The Company sells to customers in the United States, Canada and other foreign locations. Sales are attributed based on the country to which they are shipped. Net sales to external customers for the years ended December 31 are as follows:

	2013	2012	2011
United States customers	$11,966,000	$11,283,881	$10,646,590
Canadian and other foreign customers	2,659,889	2,392,305	2,739,746
	$14,625,889	$13,676,186	$13,386,336

The Company did not have any customers that accounted for more than 10% of consolidated sales in 2013, 2012, or 2011.

At December 31, 2013 and 2012, the Company had unsecured trade receivables from governmental agencies of approximately $32,000 and $8,000, respectively. At December 31, 2013 and 2012, the Company had trade receivables from customers considered to be distributors of approximately $275,000 and $583,000, respectively.

At December 31, 2013, the Company had six customers that accounted for 24.0% of accounts receivable. At December 31, 2012, the Company had six customers that accounted for 27.0% of accounts receivable. Other concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many industries.

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

Beginning in September 1998 and continuing through December 31, 2013, the Company has been named as an additional defendant in approximately 239 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate that the Company appears to have been included in the chain of title for certain wall panels which contained asbestos and which were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 37 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 174 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of December 31, 2013, the most recent date information is available, is approximately 28 cases.

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

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company will reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. In 2012 and 2013, the Company recorded expense of $50,000 and approximately $114,000, respectively, for costs to be reimbursed to the customer pursuant to the terms of the agreement. At December 31, 2013, approximately $12,000 of these costs were still due to be reimbursed to the customer. The Company has no current obligation to reimburse the customer for costs incurred after December 31, 2013 and has in place liability coverage for third-party injury and property damage that might occur as a result of the product’s quality issue.

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

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by such competitor. The Company believed the asserted claims were without merit and that its chances of prevailing without material liability were high. However, due largely to the increasing costs of the ongoing litigation, the Company and the plaintiff entered into a settlement agreement effective as of June 12, 2013 (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to pay all outstanding invoices due to the plaintiff from the Company as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and further to pay license, service and other fees to the plaintiff in return for the plaintiff’s providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement, with approximately $377,000 recorded as accrued settlement and approximately $35,000 included in other accrued expenses. The Company was to pay amounts due to the plaintiff under the terms of the Settlement Agreement over a minimum period of 29 months which began June 1, 2013. In connection with an asset purchase agreement entered into with the plaintiff on February 14, 2014 (see Note 4), the Settlement Agreement was amended such that, effective as of that date, the Company is no longer required to make monthly settlement payments and will pay only maintenance fees to the plaintiff on a monthly basis over the remainder of the 29-month period which began June 1, 2013.

The Company is involved in other claims and litigation from time to time in the normal course of business. The Company does not believe these matters will have a significant adverse impact on the Company’s operations or financial condition.

16. Restructuring

In 2009, the Company restructured its business operations to rationalize its cost structure in an uncertain economic environment. The restructuring included the relocation and consolidation of its Ellicottville, New York operations into its Texas facility. This planned relocation resulted in severance and payroll charges during the year ended December 31, 2009 of $264,000. At December 31, 2012 the balance remaining of such payments was $27,900. The outstanding balance was paid in 2013.

During the second quarter of 2012, the Company commenced the relocation and consolidation of its Ellicottville, New York operations into its Texas facility, resulting in the realization of expense for discontinued inventory, severance and professional fees to complete the move. As a result, the Company recorded a restructuring charge in 2012 of approximately $283,900.

17. Subsequent Events

See Note 4 and Note 7 for disclosure of events occurring subsequent to December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer, the Company’s principal executive officer (“CEO”), our Chief Financial Officer, the Company’s principal financial officer, and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, our management concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2013.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K for the year ended December 31, 2013.

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2013 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On April 7, 2014, the Company and the other borrowers entered into a Second Amendment to the Loan Agreement (the “Amendment”) with Triumph to amend the Loan Agreement. As previously disclosed, the Loan Agreement provides the Company with a $2.8 million revolving credit facility and a $1.2 million term loan facility. Pursuant to the Loan Agreement, the Company is required to comply with certain financial covenants, including a maximum Ratio of Senior Debt to Tangible Net Worth (as defined in the Loan Agreement), a minimum Fixed Charge Ratio (as defined in the Loan Agreement) and a minimum Tangible Net Worth (as defined in the Loan Agreement). For the months ended December 31, 2013, January 31, 2014 and February 28, 2014, the Company was not in compliance with these financial covenants. The Amendment waives the Company’s failure to comply with these financial covenants. In addition, the Company has agreed to maintain a ratio of Senior Debt to Tangible Net Worth of not greater than 3.0:1.0 for the second calendar quarter of 2014 and 2.5:1.0 thereafter, measured on a quarterly basis. The Company is also required to maintain a Fixed Charge Ratio of 1.1:1.0, measured monthly through March 31, 2015, then on a quarterly basis thereafter. Finally, the Company has agreed to maintain a minimum Tangible Net Worth of $1,000,000 through December 31, 2014, and thereafter to maintain a minimum Tangible Net Worth of at least $1,000,000 plus 50% of cumulative net income. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.10 and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 11. Executive Compensation.

Information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The financial statements together with the report of Travis Wolff, LLP dated April 10, 2014 are included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

2.

Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K. All other consolidated financial schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Document Description	Prior Filing or Notation of Filing Herewith

2.1	Asset Purchase Agreement dated February 14, 2014 by and between American Locker Group Incorporated and Best Lockers, LLC	Exhibit 2.1 to Form 8-K filed February 20, 2014

3.1	Certificate of Incorporation of American Locker Group Incorporated	Exhibit to Form 10-K for year ended December 31, 1980

3.2	Amendment to the Certificate of Incorporation	Form 10-C filed May 6, 1985

3.3	Amendment to the Certificate of Incorporation	Exhibit to Form 10-K for year ended December 31, 1987

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.5 to Form 10-K filed on March 23, 2000

3.5	Certificate of Designation of Series C Preferred Stock	Exhibit 3.1 to Form 8-K filed September 18, 2013

3.6	Amended and Restated By-laws of American Locker Group Incorporated	Exhibit 3.4 to Form 10-K filed on June 19, 2008

10.1	Form of Indemnification Agreement between American Locker Group Incorporated and its directors and officers	Exhibit 10.1 to Form 8-K filed on May 18, 2005

10.2	Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit 10.8 to Form 10-K filed on March 31, 2010

10.3	Lease Agreement dated November 16, 2010 between American Locker Group Incorporated and BV DFWA I, LP	Exhibit 10.7 to Form 10-K filed on March 15, 2011

10.4	First Amendment to Employment Agreement dated February 1, 2010 between American Locker Group Incorporated and Paul M. Zaidins	Exhibit 10.9 to Form 10-K filed on March 15, 2012

10.5	Offer Letter dated April 2, 2013 addressed to Mr. Anthony Johnston	Exhibit 10.1 to Form 8-K filed on April 3, 2013

10.6	Offer Letter dated June 21, 2013 addressed to Mr. Stephen P. Slay	Exhibit 10.1 to Form 8-K filed on July 3, 2013

10.7	Purchase Agreement dated September 13, 2013 by and among American Locker Group Incorporated and certain investors	Exhibit 10.1 to Form 8-K filed September 18, 2013

10.8

Loan Agreement dated September 30, 2013 by and among American Locker Group Incorporated, Security Manufacturing Corporation, American Locker Security Systems, Inc. and Triumph Savings Bank, SSB, d/b/a Triumph Commercial Finance

Exhibit 10.1 to Form 8-K filed October 4, 2013

10.9	Promissory Note dated November 13, 2013 from American Locker Group Incorporated, as maker, to Anthony Johnston, as payee	Exhibit 10.1 to Form 8-K filed December 13, 2013

10.10

Amendment to Loan Agreement, dated April 7, 2014 by and among American Locker Group Incorporated, Security Manufacturing Corporation, American Locker Security Systems, Inc. and Triumph Savings Bank, SSB, d/b/a Triumph Commercial Finance

Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Travis Wolff, LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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
April 10, 2014
	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY B. JOHNSTON	President, Chief Executive Officer and Chairman (principal executive	April 10, 2014
Anthony B. Johnston	officer)

/s/ JOHN E. HARRIS	Non-Executive Vice Chairman	April 10, 2014
John E. Harris

/s/ STEPHEN P. SLAY	Chief Financial Officer (principal financial officer and principal	April 10, 2014
Stephen P. Slay	accounting officer)

/s/ CRAIG R. FRANK	Director	April 10, 2014
Craig R. Frank

/s/ GRAEME L. JACK	Director	April 10, 2014
Graeme L. Jack

/s/ PAUL B. LUBER	Director	April 10, 2014
Paul B. Luber

/s/ MARY A. STANFORD	Director	April 10, 2014
Mary A. Stanford

/s/ ALLEN D. TILLEY	Director	April 10, 2014
Allen D. Tilley

Schedule II

American Locker Group Incorporated

Valuation and Qualifying Accounts

Year	Description	Balance at the Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Year ended 2013
Allowance for Doubtful Accounts		$162,000	$115,000	$(78,000)	$199,000
Reserve for Inventory Valuation		408,000	164,000	(40,000)	532,000
Deferred income tax valuation allowance		1,143,000	1,457,000		2,600,000
Year ended 2012
Allowance for Doubtful Accounts		$149,000	$48,000	$(35,000)	$162,000
Reserve for Inventory Valuation		693,000	58,000	(343,000)	408,000
Deferred income tax valuation allowance		699,000	444,000		1,143,000
Year ended 2011
Allowance for Doubtful Accounts		$134,000	$23,000	$(8,000)	$149,000
Reserve for Inventory Valuation		753,000	45,000	(105,000)	693,000
Deferred income tax valuation allowance		758,000		(59,000)	699,000