Form 10-Q
period 2014-03-31
AMERICAN LOCKER GROUP INC
filed 2014-05-14
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
1,687,319 shares of common stock, par value $1.00, issued and outstanding as of May 14, 2014.

TABLE OF CONTENTS

Page No.

FORWARD-LOOKING INFORMATION	3

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	4
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and 2013	6
Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2014 and 2013	7
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosure	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for American Locker Group Incorporated (the “Company”) contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain known and unknown risks and uncertainties, including, among others, those contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, the Company’s statements regarding business strategy, competition, new product development, liquidity and capital resources are based on management’s beliefs, as well as on assumptions made by, and information currently available to, management, and involve various risks and uncertainties, some of which are beyond the Company’s control. The Company’s actual results could differ materially from those expressed in any forward-looking statement made by or on the Company’s behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. The Company has undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim consolidated financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.

The interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto, for the year ended December 31, 2013 presented in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014.

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014 (Unaudited)	2013

Assets
Current assets:
Cash and cash equivalents	$333,009	$279,288
Accounts receivable, less allowance for doubtful accounts of approximately $194,000 in 2014 and $199,000 in 2013	2,034,798	2,097,644
Inventories, net	2,931,481	2,738,813
Prepaid expenses	367,977	299,730
Total current assets	5,667,265	5,415,475

Property, plant and equipment:
Buildings and leasehold improvements	575,374	552,561
Machinery and equipment	10,315,587	12,089,799
	10,890,961	12,642,360
Less allowance for depreciation and amortization	(8,268,894)	(9,226,076)
	2,622,067	3,416,284
Other noncurrent assets	201,735	123,856

Total assets	$8,491,067	$8,955,615

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2014 (Unaudited)	2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,135,685	$2,496,331
Customer deposits	282,510	216,107
Commissions, salaries, wages, and taxes thereon	139,053	77,101
Income taxes payable	6,731	5,326
Revolving line of credit	1,955,998	1,580,611
Current portion of long-term debt	240,000	240,000
Note payable to related party	200,000	200,000
Current portion of capital lease obligation	14,084	13,883
Accrued settlement, current portion	-	156,000
Other accrued expenses	602,023	660,771
Total current liabilities	5,576,084	5,646,130

Long-term liabilities:
Long-term debt, net of current portion	740,000	920,000
Capital lease obligation, net of current portion	56,171	59,768
Accrued settlement, net of current portion	-	130,000
Pension and other benefits	1,232,775	1,274,173
	2,028,946	2,383,941

Total liabilities	7,605,030	8,030,071

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C redeemable, convertible preferred stock, $1.00 par value: Liquidation preference of $5 per share Authorized shares - 100,000 Issued and outstanding shares - 60,000 in 2014 and 60,000 in 2013	300,000	300,000
Common stock, $1.00 par value: Authorized shares – 4,000,000 Issued shares – 1,879,319 in 2014 and 1,879,319 in 2013; Outstanding shares – 1,687,319 in 2014 and 1,687,319 in 2013	1,879,319	1,879,319
Other capital	271,381	271,381
Retained earnings	1,509,879	1,565,134
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(962,542)	(978,290)
Total stockholders’ equity	886,037	925,544

Total liabilities and stockholders’ equity	$8,491,067	$8,955,615

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$2,834,210	$3,154,487

Cost of products sold	2,499,955	2,557,271
Gross profit	334,255	597,216

Selling, general and administrative expenses	1,005,226	1,155,495
Settlement expense	-	441,583

Total operating loss	(670,971)	(999,862)

Other income (expense):
Gain on sale of property	703,439	-
Interest income	-	23,309
Other expense – net	(8,846)	(6,414)
Interest expense	(69,053)	(26,723)
Total other income (expense)	625,540	(9,828)
Loss before income taxes	(45,431)	(1,009,690)
Income tax expense	(4,489)	(3,940)
Net loss	(49,920)	(1,013,630)
Provision for preferred stock dividends	(4,438)	-
Net loss applicable to common shareholders	$(54,358)	$(1,013,630)

Weighted average common shares:
Basic	1,687,319	1,687,319

Diluted	1,687,319	1,687,319

Net loss per share applicable to common shareholders:
Basic	$(0.03)	$(0.60)

Diluted	$(0.03)	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2014	2013

Net loss	$(49,920)	$(1,013,630)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,506	(23,095)
Adjustment to minimum pension liability, net of tax effect of $0 in 2014 and $3,514 in 2013	12,242	8,924
Other comprehensive income (loss)	15,748	(14,171)
Total comprehensive loss	$(34,172)	$(1,027,801)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013

Operating activities:
Net loss	$(49,920)	$(1,013,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	183,147	195,819
Gain on sale of property	(703,439)	-
Provision for uncollectible accounts	33,021	(4,172)
Deferred income taxes	-	3,512
Changes in assets and liabilities:
Accounts receivable	(113,559)	340,577
Inventories	(192,939)	56,463
Prepaid expenses and other assets	(56,455)	24,440
Accounts payable, customer deposits, accrued legal settlement (current and long-term) and accrued expenses	(310,179)	455,241
Pension and other benefits	(38,179)	16,738
Income taxes	1,405	931
Net cash provided by (used in) operating activities	(1,247,097)	75,919

Investing activities:
Purchase of property, plant and equipment	(31,882)	(5,000)
Proceeds from sale of property	1,128,075	-
Net cash provided by (used in) investing activities	1,096,193	(5,000)

Financing activities:
Long-term debt payments to Bank of America Merrill Lynch	-	(50,000)
Long-term debt borrowings from Bank of America Merrill Lynch	-	150,000
Long-term debt payments to Triumph Commercial Finance	(180,000)	-
Payments on line of credit with Bank of America Merrill Lynch	-	(330,000)
Borrowings on line of credit with Triumph Commercial Finance	375,387	-
Payment of capital lease obligation	(3,396)	-
Payment of preferred stock dividends	(5,338)	-
Net cash provided by (used in) financing activities	186,653	(230,000)
Effect of exchange rate changes on cash	17,972	(10,387)
Net increase (decrease) in cash and cash equivalents	53,721	(169,468)
Cash and cash equivalents at beginning of period	279,288	413,353
Cash and cash equivalents at end of period	$333,009	$243,885

Supplemental cash flow information:
Cash paid for:
Interest	$66,547	$27,593
Income taxes	$2,801	$3,011

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company’s recurring losses from operations and working capital deficiency at December 31, 2013, the Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the year ended December 31, 2013 included in the 2013 Annual Report contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address the liquidity and working capital needs of the Company were included in Note 1 of the Notes to Consolidated Financial Statements presented in the 2013 Annual Report. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additional risks and uncertainties not presently known or that the Company currently deems immaterial may also impair its business operations. Should one or more of these risks or uncertainties materialize, the Company’s business, financial condition or results of operations could be materially adversely affected.

Effect of New Accounting Guidance

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

2. Concession Agreement and Disposition of Assets

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

In February 2014, the Company sold the lockers, kiosks and other assets related to that locker concession arrangement to a third party and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The Company received $1,218,075 in total consideration for the disposition of these assets. Net of a holdback amount of $90,000, the Company received proceeds of $1,128,075 at closing of which $120,000 was used to make a principal payment on the Company’s outstanding term loan (see Note 8) and the remainder was used for working capital and general corporate purposes. Additionally, in connection with the sale of these assets, the Company and the third party agreed to an amendment to a settlement agreement previously executed between the two parties (see Note 9) whereby payments the Company had been making to the third party pursuant to the settlement agreement were eliminated. Accordingly, the Company wrote-off the outstanding balance of its accrued settlement of $273,000 and recorded a gain, net of selling costs, of $703,439 in February 2014 in connection with the sale of the locker concession assets and amendment to the settlement agreement.

3. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished products	$387,162	$373,281
Work-in-process	845,776	817,456
Raw materials	1,698,543	1,548,076
Net Inventories	$2,931,481	$2,738,813

4. Income Taxes

Provision for income taxes is based upon the estimated annual effective income tax rate. The effective income tax rate for the three months ended March 31, 2014 and 2013 was (9.9%) and (0.4%), respectively. For the three months ended March 31, 2014, the difference in the effective income tax rate from the statutory rate is primarily due to a decrease in the deferred tax asset valuation allowance and permanent timing differences between expenses recorded for financial and tax reporting. For the three months ended March 31, 2013, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance offsetting the net operating loss carryforward generated in that period.

5. Stockholders’ Equity

The Company did not issue any shares of common stock or preferred stock in the first quarter of 2014 or in the first quarter of 2013.

6. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2014	2013	2014	2013
Service Cost	$-	$-	$-	$-
Interest Cost	38,116	41,634	15,220	12,950
Expected return on plan assets	(38,925)	(38,603)	(16,762)	(17,415)
Net actuarial loss	11,445	-	7,644	-
Amortizations	-	23,415	-	-
Net periodic benefit cost	$10,636	$26,446	$6,102	$(4,465)

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

The Fair Value Measurements and Disclosure Topic of the FASB Accounting Standards Codification requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various values of the Fair Value Measurements and Disclosure Topic fair value hierarchy are described as follows:

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

The fair value hierarchy of the plan assets are as follows:

		March 31, 2014
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$122,413	$19,916
Mutual funds	Level 1	225,370	1,243,752
Corporate/Government Bonds	Level 1	636,540	-
Equities	Level 1	1,083,640	-
Total		$2,067,963	$1,263,668

US pension plan assets are invested solely in pooled separate account funds, which are managed by MetLife. The net asset values of the pooled separate account funds are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The unit prices of the pooled separate account funds are not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. There have been no significant transfers in or out of Level 1 or Level 2 fair value measurements.

For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the 2013 Annual Report.

7. Earnings Per Share

The Company reports earnings per share in accordance with appropriate accounting guidance. The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2014	2013
Numerator:
Net loss applicable to common shareholders	$(54,358)	$(1,013,630)
Denominator:
Denominator for earnings per share (basic and diluted) ― weighted average shares	1,687,319	1,687,319
Net loss per share applicable to common shareholders (basic and diluted):	$(0.03)	$(0.60)

The Company had 12,000 stock options outstanding at March 31, 2013 which were not included in the weighted average shares computation for loss per share, as the common stock equivalents were anti-dilutive. The weighted average shares computation for loss per share at March 31, 2014 excludes preferred stock convertible into 134,528 shares of common stock because those common stock equivalents were anti-dilutive.

8. Debt

The Company had previously entered into a credit agreement with Bank of America Merrill Lynch (“BAML”), pursuant to which it obtained a $1 million term loan, a $2.5 million revolving line of credit and a $500,000 draw note. The credit agreement contained certain covenants with which the Company was required to comply, including a debt service coverage ratio and a funded debt-to-EBITDA ratio. For the quarters ended March 31, 2013 and June 30, 2013, the Company was not in compliance with either covenant. On September 13, 2013, the Company entered into a Forbearance Agreement with BAML pursuant to which BAML agreed to waive the Company’s obligation to meet these financial covenants and forbear from enforcing its remedies against the Company with respect to such failure through November 30, 2013. On September 30, 2013, the Company terminated the credit agreement with BAML and repaid in full all of the borrowings under these credit facilities.

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

The Company will pay the Lender an annual facility fee of $30,000 in the first year and, thereafter, an annual facility fee of 0.75% of the Revolver amount. In addition, the Company will pay the Lender a monthly unused line fee equal to 0.50% per annum of the average daily unused portion of the Revolver for the preceding month. In the event the Company desires to terminate the Loan Agreement and prepay in full the amounts outstanding under the Revolver and the Term Loan, it will pay a termination fee equal to $120,000 if terminated before September 30, 2014, $80,000 if terminated after September 30, 2014 but before September 30, 2015, and $40,000 if terminated after September 30, 2015 but before September 30, 2016.

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

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. We can give no assurances that we will be able to comply with these covenants, as amended, in future periods. If we violate these covenants in future periods and the Lender does not waive the violations or amend the Loan Agreement to reflect covenants with which we could comply, the Lender could demand payment of all balances outstanding under the Loan Agreement. Such action by the Lender would have a material adverse effect on the Company’s ability to continue operations.

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

Beginning in September 1998 and continuing through the date of filing of this Quarterly Report on Form 10-Q, the Company has been named as an additional defendant in approximately 239 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate the Company appears to have been included in the chain of title for certain wall panels that contained asbestos and were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 37 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 174 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of December 31, 2013, the most recent date for which information is available, is approximately 28 cases. While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims pursuant to which the Company paid the customer an aggregate amount of $30,000. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement.

In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier) who alleged that the Company and certain other third-party defendants profited improperly from the use of intellectual property developed by such competitor. The Company believed the asserted claims were without merit and that its chances of prevailing without material liability were high. However, due largely to the increasing costs of the ongoing litigation, the Company and the plaintiff entered into a settlement agreement effective as of June 12, 2013. Under the settlement agreement, the Company agreed to pay all outstanding invoices due to the plaintiff from the Company as of the date of the settlement, net of existing amounts due to the Company from the plaintiff, and further to pay license, service and other fees to the plaintiff in return for the plaintiff’s providing maintenance services on lockers distributed to certain of the Company’s customers. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement, with approximately $377,000 recorded as accrued settlement and approximately $35,000 included in other accrued expenses. The Company was to pay amounts due to the plaintiff under the terms of the settlement agreement over a minimum period of 29 months which began June 1, 2013. In connection with an asset purchase agreement the Company entered into with the plaintiff on February 14, 2014 (see Note 2), the settlement agreement was amended such that, effective as of that date, the Company is no longer required to make monthly settlement payments and will pay only maintenance fees to the plaintiff on a monthly basis over the remainder of the 29-month period which began June 1, 2013.

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

The Company’s products can be categorized as lockers, mailboxes or contract manufacturing services. Most of the Company’s lockers systems are key-controlled checking lockers and these locker systems have occasionally been provided under a concession arrangement in which the Company retains ownership of the lockers and receives a portion of the revenue generated by the locker operations.

The Company also manufactures United States Postal Service approved multi-tenant mailboxes used for the delivery of mail, packages and other parcels to multi-tenant facilities. These mailboxes are typically installed in apartment and commercial buildings.

In addition to its mailbox and locker system operations, the Company offers contract manufacturing services for customers. Contract manufacturing includes precision fabricated sheet metal parts and enclosures provided to original equipment manufacturers and other third-party customers.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

Overall Results

Consolidated net sales for the first quarter of 2014 decreased 10.2%, or $320,277, to $2,834,210 when compared to net sales of $3,154,487 for the same period of 2013. Pre-tax operating results improved to a pre-tax loss of $45,431 for the first quarter of 2014 as compared to a pre-tax loss of $1,009,690 for the first quarter of 2013. After-tax operating results, including provision for preferred stock dividends of $4,438, improved to net loss applicable to common shareholders of $54,358 for the first quarter of 2014 from a net loss of $1,013,630 for the first quarter of 2013. Net loss per share (basic and diluted) was $0.03 for the first quarter of 2014, an increase from a net loss per share (basic and diluted) of $0.60 for the first quarter of 2013.

Net Sales

Consolidated net sales for the three months ended March 31, 2014 were $2,834,210, a decrease of $320,227, or 10.2%, compared to net sales of $3,154,487 for the same period of 2013. Sales of lockers for the three months ended March 31, 2014 were $1,679,821, a decrease of $202,090, or 10.7%, compared to sales of $1,881,911 for the same period of 2013. The decrease is primarily attributable to the Company fulfilling two large sales orders to an international customer in the first quarter of 2013. No such large sales were completed in the first quarter of 2014.

Concession revenue for the three months ended March 31, 2014 was $194,769, a decrease of $136,006 or 41.1% from concession revenue of $330,775 for the same period of 2013. In February 2014, the Company sold to a third party the lockers, kiosks and other assets related to a locker concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The decrease in concession revenue in 2014 is directly attributable to this sale and subcontract agreement.

Sales of mailboxes were $384,572 for the three months ended March 31, 2014, a decrease of $392,164, or 50.5%, compared to sales of $776,736 for the same period of 2013. Decreased mailbox sales were primarily driven by decreased Horizontal 4C, Series 2900 and Series 5000 sales.

Sales of contract manufacturing services were $575,048 for the three months ended March 31, 2014, an increase of $409,983, or 248.4%, from $165,065 for the same period of 2013. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing us to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues in the first quarter of 2014 is directly attributable to the Company’s efforts to grow this segment of our business.

	Three months ended March 31,		Dollar	Percentage
	2014	2013	Increase/(Decrease)	Increase/(Decrease)
Lockers	$1,679,821	$1,881,911	$(202,090)	(10.7%	)
Mailboxes	384,572	776,736	(392,164)	(50.5%	)
Contract manufacturing	575,048	165,065	409,983	248.4%
Concession revenues	194,769	330,775	(136,006)	(41.1%	)
Total	$2,834,210	$3,154,487	$(320,277)	(10.2%	)

Gross Margin

Consolidated gross margin for the three months ended March 31, 2014 was $334,255, or 11.8% of net sales, compared to $597,216, or 18.9% of net sales, for the same period of 2013, a decrease of $262,961, or 44.0%. The decrease in gross margin as a percentage of net sales was primarily due to increased labor and overhead costs related to the Company’s growing contract manufacturing business. Additionally, a certain portion of expenses included in cost of products sold are fixed and do not vary with the fluctuation in sales from period to period. With an overall decrease in net sales of 10.2% in the first quarter of 2014 compared to the first quarter of 2013, these fixed costs became a larger portion of the cost of sales, contributing to a lower gross margin percentage in the first quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $150,269, or 13.0%, to $1,005,226 compared to $1,155,495 in the same period of 2013. This represents a decrease to 35.5% of net sales from 36.6% compared to the same period in 2013. The decrease in SG&A expenses was primarily driven by a decrease in legal fees of approximately $149,000.

Settlement Expense

In February 2013, a customer brought legal action against the Company alleging the Company defaulted on its obligations and failed to perform pursuant to the terms of a written agreement entered into with the Company in February 2012. In April 2013, the customer and the Company agreed to a settlement of the customer’s claims in which the Company paid the customer an aggregate amount of $30,000. At March 31, 2013, the Company recorded expense of $30,000 related to this settlement. In March 2012, the Company was named as a defendant in a legal action brought by a competitor (which was also a former customer and supplier). In May 2013, the Company and the plaintiff agreed to a settlement of the plaintiff’s claims. At March 31, 2013, the Company recorded an expense of approximately $412,000 related to the settlement. These settlements are more fully described in Note 9 to the accompanying consolidated financial statements.

Gain on Sale of Property

In February 2014, the Company sold to a third party the lockers, kiosks and other assets related to a locker concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The Company received $1,218,075 in total consideration for the disposition of these assets. Additionally, in connection with the sale of these assets, the Company and the third party agreed to an amendment to a settlement agreement previously executed between the two parties whereby payments the Company was making to the third party pursuant to the settlement agreement were eliminated. The Company wrote-off the outstanding balance of its accrued settlement of $273,000 and recorded a gain, net of selling costs, of $703,439 in February 2014 in connection with the sale of the locker concession assets and amendment to the settlement agreement.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $69,053, an increase of $42,330, or 158.4%, compared to interest expense of $26,723 for the same period of 2013. This increase in interest expense was the result of higher debt balances and higher interest rates associated with a new financing agreement entered into with a new lender on September 30, 2013.

Income Taxes

For the first quarter of 2014, the Company recorded income tax expense of $4,489 compared to income tax expense of $3,940 for the same period of 2013. The Company’s effective income tax rate was approximately (9.9%) and (0.4%) in the first quarter of 2014 and 2013, respectively. For the first quarter 2014, the difference in the effective income tax rate from the statutory rate is primarily due to a decrease in the deferred tax asset valuation allowance and permanent timing differences between expenses recorded for financial and tax reporting. For the first quarter 2013, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance offsetting the net operating loss carryforward generated in that period. Although the Company reported a pre-tax loss in the first quarters of 2014 and 2013, it was unable to record a tax benefit in either period due to corresponding changes in the deferred tax asset valuation allowance, causing the effective income tax rate to be negative.

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of March 31, 2014	As of December 31, 2013
Current Ratio	1.02	0.96
Working Capital	$91,181	$(230,655)

We have incurred substantial losses in each of the last two fiscal years and in the first quarter of 2014 and over this period of time our working capital has decreased substantially. These circumstances raise doubt as to the Company’s ability to continue as a going concern. Further, we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans. The independent auditor’s report on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in the 2013 Annual Report and below.

On February 14, 2014, we sold to a third party the lockers, kiosks and other assets related to locker concession services we provided under a concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services relating to such concession arrangement. The purchase price was $1,218,075. Net of a holdback amount of $90,000, we received proceeds of $1,128,075 at closing. While this transaction improved our short-term liquidity and working capital needs, we believe continued cost containment and revenue increases are essential to achieve sustained profitability and strengthen our liquidity and working capital position in the long-term.

Management has focused efforts to increase core locker sales in 2014 through new product development and to increase contract manufacturing revenues by continuing its efforts to grow this segment of our business. We expect continued growth in our contract manufacturing business during the remainder of 2014 as a result of these efforts. In conjunction with its focus on increasing revenues, management is taking steps to improve overall margins and profits in 2014 through cost containment, including steps being taken to better manage inventory, labor costs, and discretionary expenditures. While these efforts are not immediately reflected in our results of operations reported in the accompanying consolidated financial statements for the first quarter of 2014, management believes its efforts to increase revenues and contain costs will be realized in future periods. We believe the Company’s sources of liquidity will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations for the remainder of 2014. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control, and we can give no assurances that actual results will not vary significantly from our projections. We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Under terms of our Loan Agreement, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. We can give no assurances that we will be able to comply with these covenants, as amended, in future periods. If we violate these covenants in future periods and the Lender does not waive the violations or amend the Loan Agreement to reflect covenants with which we could comply, the Lender could demand payment of all balances outstanding under the Loan Agreement. Such action by the Lender would have a material adverse effect on the Company’s ability to continue operations.

The Company’s capital expenditures approximated $32,000 and $5,000 for the three months ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Effect of New Accounting Guidance

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required of a smaller reporting company.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal accounting officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective, at the reasonable assurance level, to ensure that (a) material information relating to the Company is accumulated and made known to the Company’s management, including its principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 9 of the Notes to the Consolidated Financial Statements included in “Part I - Item 1 - Financial Statements.”

Item 1A. Risk Factors

Not required of a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

2.1

Asset Purchase Agreement dated February 14, 2014 by and between American Locker Group Incorporated and Best Lockers, LLC (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on February 20, 2014)

10.1

Subcontract Agreement dated February 14, 2014 by and among American Locker Security Systems, Inc. and Best Lockers, LLC (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on February 20, 2014)

10.2

Amendment to Loan Agreement dated April 7, 2014 by and among American Locker Group Incorporated, Security Manufacturing Corporation, American Locker Security Systems, Inc. and Triumph Savings Bank, SSB, d/b/a Triumph Commercial Finance (incorporated by reference to the Company’s annual report on Form 10-K, filed with the SEC on April 10, 2014)

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

AMERICAN LOCKER GROUP INCORPORATED

May 14, 2014	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

May 14, 2014	By:	/s/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer