Form 10-Q
period 2014-06-30
AMERICAN LOCKER GROUP INC
filed 2014-08-14
CIK 8855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,687,319 shares of common stock, par value $1.00, issued and outstanding as of August 14, 2014.

TABLE OF CONTENTS

Page No.

FORWARD-LOOKING INFORMATION	3

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	4
Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2014 and 2013	6
Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2014 and 2013	7
Consolidated Statements of Comprehensive Loss (Unaudited) for the Six and Three Months Ended June 30, 2014 and 2013	8
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	9
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosure	21
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURES	24
EX-3.1
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

Interim results are not necessarily indicative of results for the full fiscal year.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2014 (Unaudited)	2013

Assets
Current assets:
Cash and cash equivalents	$129,238	$279,288
Accounts receivable, less allowance for doubtful accounts of approximately $145,000 in 2014 and $199,000 in 2013	2,361,199	2,097,644
Inventories, net	3,353,030	2,738,813
Prepaid expenses	491,225	299,730
Total current assets	6,334,692	5,415,475

Property, plant and equipment:
Buildings and leasehold improvements	456,333	552,561
Machinery and equipment	10,521,425	12,089,799
	10,977,758	12,642,360
Less allowance for depreciation and amortization	(8,452,428)	(9,226,076)
	2,525,330	3,416,284
Other noncurrent assets	191,465	123,856

Total assets	$9,051,487	$8,955,615

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2014 (Unaudited)	2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,943,024	$2,496,331
Customer deposits	280,206	216,107
Commissions, salaries, wages, and taxes thereon	160,684	77,101
Income taxes payable	4,011	5,326
Revolving line of credit	2,164,569	1,580,611
Current portion of long-term debt	240,000	240,000
Note payable to related party	200,000	200,000
Current portion of capital lease obligation	14,287	13,883
Accrued settlement, current portion	-	156,000
Other accrued expenses	982,421	660,771
Total current liabilities	6,989,202	5,646,130

Long-term liabilities:
Long-term debt, net of current portion	680,000	920,000
Capital lease obligation, net of current portion	52,522	59,768
Accrued settlement, net of current portion	-	130,000
Pension and other benefits	1,192,372	1,274,173
	1,924,894	2,383,941

Total liabilities	8,914,096	8,030,071

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C redeemable, convertible preferred stock, $1.00 par value: Liquidation preference of $5 per share Authorized shares - 100,000 Issued and outstanding shares - 60,000 in 2014 and 60,000 in 2013	300,000	300,000
Common stock, $1.00 par value: Authorized shares – 4,000,000 Issued shares – 1,879,319 in 2014 and 1,879,319 in 2013; Outstanding shares – 1,687,319 in 2014 and 1,687,319 in 2013	1,879,319	1,879,319
Other capital	271,381	271,381
Retained earnings	765,953	1,565,134
Treasury stock at cost, 192,000 shares	(2,112,000)	(2,112,000)
Accumulated other comprehensive loss	(967,262)	(978,290)
Total stockholders’ equity	137,391	925,544

Total liabilities and stockholders’ equity	$9,051,487	$8,955,615

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2014	2013

Net sales	$6,172,263	$7,242,772

Cost of products sold	5,363,515	5,488,321
Gross profit	808,748	1,754,451

Selling, general and administrative expenses	2,132,204	2,518,784
Settlement expense	-	441,583

Total operating loss	(1,323,456)	(1,205,916)

Other income (expense):
Gain on sale of property	703,439	-
Interest income	-	18,747
Other expense – net	(18,007)	(22,254)
Interest expense	(146,607)	(54,806)
Total other income (expense)	538,825	(58,313)
Loss before income taxes	(784,631)	(1,264,229)
Income tax expense	(9,211)	(12,385)
Net loss	(793,842)	(1,276,614)
Provision for preferred stock dividends	(8,926)	-
Net loss applicable to common shareholders	$(802,768)	$(1,276,614)

Weighted average common shares:
Basic	1,687,319	1,687,319

Diluted	1,687,319	1,687,319

Net loss per share applicable to common shareholders:
Basic	$(0.48)	$(0.76)

Diluted	$(0.48)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2014	2013

Net sales	$3,338,054	$4,088,285

Cost of products sold	2,863,561	2,931,050
Gross profit	474,493	1,157,235

Selling, general and administrative expenses	1,126,978	1,363,289

Total operating loss	(652,485)	(206,054)

Other income (expense):
Other income (expense) – net	(9,161)	(20,402)
Interest expense	(77,554)	(28,083)
Total other income	(86,715)	(48,485)
Net loss before income taxes	(739,200)	(254,539)
Income tax expense	(4,722)	(8,445)
Net loss	(743,922)	(262,984)
Provision for preferred stock dividends	(4,488)	-
Net loss applicable to common shareholders	$(748,410)	$(262,984)

Weighted average common shares:
Basic	1,687,319	1,687,319

Diluted	1,687,319	1,687,319

Net loss per share applicable to common shareholders:
Basic	$(0.44)	$(0.16)

Diluted	$(0.44)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Six months ended June 30,
	2014	2013

Net loss	$(793,842)	$(1,276,614)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,896	(45,357)
Adjustment to minimum pension liability, net of tax effect of $0 in 2014 and $8,970 in 2013	(868)	22,782
Other comprehensive income (loss)	11,028	(22,575)
Total comprehensive loss	$(782,814)	$(1,299,189)

	Three months ended June 30,
	2014	2013

Net loss	$(743,922)	$(262,984)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,389	(22,262)
Adjustment to minimum pension liability, net of tax effect of $0 in 2014 and $5,546 in 2013	(13,111)	13,858
Other comprehensive income (loss):	(4,722)	(8,404)
Total comprehensive loss	$(748,644)	$(271,388)

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013

Operating activities:
Net loss	$(793,842)	$(1,276,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,555	398,955
Gain on sale of property	(703,439)	-
Provision for uncollectible accounts	51,956	2,145
Changes in assets and liabilities:
Accounts receivable	(314,748)	106,635
Inventories	(613,826)	16,631
Prepaid expenses and other assets	(168,944)	(218,006)
Accounts payable, customer deposits, accrued legal settlement (current and long-term) and accrued expenses	753,436	652,664
Pension and other benefits	(81,424)	12,152
Income taxes	(1,315)	7,184
Net cash used in operating activities	(1,552,591)	(298,254)

Investing activities:
Purchase of property, plant and equipment	(68,984)	(50,604)
Proceeds from sale of property	1,128,075	-
Net cash provided by (used in) investing activities	1,059,091	(50,604)

Financing activities:
Long-term debt payments to Bank of America Merrill Lynch	-	(100,000)
Long-term debt borrowings from Bank of America Merrill Lynch	-	150,000
Long-term debt payments to Triumph Commercial Finance	(240,000)	-
Borrowings on line of credit with Bank of America Merrill Lynch	-	220,000
Borrowings on line of credit with Triumph Commercial Finance	583,958	-
Payment of capital lease obligation	(6,842)	-
Payment of preferred stock dividends	(5,339)	-
Net cash provided by financing activities	331,777	270,000
Effect of exchange rate changes on cash	11,673	(16,214)
Net decrease in cash and cash equivalents	(150,050)	(95,072)
Cash and cash equivalents at beginning of period	279,288	413,353
Cash and cash equivalents at end of period	$129,238	$318,281

Supplemental cash flow information:
Cash paid for:
Interest	$115,248	$54,766
Income taxes	$10,241	$5,606

The accompanying notes are an integral part of these consolidated financial statements.

American Locker Group Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Locker Group Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements, have been included. Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Effect of New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

3. Inventories

Inventories are valued at the lower of cost or market value. Cost is determined using the first-in first-out method (FIFO).

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished products	$428,066	$373,281
Work-in-process	859,839	817,456
Raw materials	2,065,125	1,548,076
Net Inventories	$3,353,030	$2,738,813

4. Income Taxes

Provision for income taxes is based upon the estimated annual effective income tax rate. The Company’s effective income tax rate was approximately (1.2)% and (1.0)% for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $158,000, as well as permanent timing differences between expenses recorded for financial and tax reporting. For the six months ended June 30, 2013, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $464,000, as well as permanent timing differences between expenses recorded for financial and tax reporting. Although the Company reported a pre-tax loss in the six months ended June 30, 2014 and 2013, it was unable to record a tax benefit in either period due to corresponding changes in the deferred tax asset valuation allowance, causing the effective income tax rate to be negative.

5. Stockholders’ Equity

The Company did not issue any shares of common stock or preferred stock in the first six months of 2014 or in the first six months of 2013.

6. Pension Benefits

The following sets forth the components of net periodic employee benefit cost of the Company’s defined benefit pension plans for the six months and three months ended June 30, 2014 and 2013:

	Six months ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2014	2013	2014	2013
Service Cost	$-	$-	$-	$-
Interest Cost	(76,231)	116,343	28,319	26,189
Expected return on plan assets	77,850	(125,410)	(33,700)	(35,219)
Net actuarial loss	22,890	-	15,368	18,764
Amortizations	-	79,218	-	-
Net periodic benefit cost	$24,509	$70,151	$9,987	$9,734

	Three months ended June 30,
	Pension Benefits
	U.S. Plan		Canadian Plan
	2014	2013	2014	2013
Service Cost	$-	$-	$-	$-
Interest Cost	(38,116)	53,237	14,233	12,588
Expected return on plan assets	38,925	(57,386)	(16,938)	(16,929)
Net actuarial loss	11,445	-	7,724	9,019
Amortizations	-	36,249	-	-
Net periodic benefit cost	$12,254	$32,100	$5,019	$4,678

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

The fair value hierarchy of the plan assets are as follows:

		June 30, 2014
		US Plan	Canadian Plan
Cash and cash equivalents	Level 1	$68,534	$22,351
Mutual funds	Level 1	235,903	1,052,498
Corporate/Government Bonds	Level 1	623,364	-
Equities	Level 1	1,105,218	-
Total		$2,033,019	$1,074,849

US pension plan assets are invested solely in pooled separate account funds. The net asset values of the pooled separate account funds are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The unit prices of the pooled separate account funds are not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. There have been no significant transfers in or out of Level 1 fair value measurements.

For additional information on the defined benefit pension plans, please refer to Note 10 of the consolidated financial statements included in the 2013 Annual Report.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the six and three months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Numerator:
Net loss applicable to common shareholders	$(802,768)	$(1,276,614)
Denominator:
Denominator for earnings per share (basic and diluted) ― weighted average shares	1,687,319	1,687,319
Net loss per share applicable to common shareholders (basic and diluted):	$(0.48)	$(0.76)

	Three months ended June 30,
	2014	2013
Numerator:
Net loss applicable to common shareholders	$(748,410)	$(262,984)
Denominator:
Denominator for earnings per share (basic and diluted) ― weighted average shares	1,687,319	1,687,319
Net loss per share applicable to common shareholders (basic and diluted):	$(0.44)	$(0.16)

The Company had 12,000 stock options outstanding at June 30, 2013 which were not included in the weighted average shares computation for loss per share, as the common stock equivalents were anti-dilutive. The weighted average shares computation for loss per share at June 30, 2014 excludes preferred stock convertible into 150,752 shares of common stock because those common stock equivalents were anti-dilutive.

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

The credit facilities under the Loan Agreement are secured by a security interest in substantially all of the assets of the Company, and its subsidiaries Security Manufacturing Corporation and American Locker Security Systems, Inc., including a pledge of a portion of the stock of Canadian Locker Company Limited, a subsidiary of American Locker Security Systems, Inc., and each is jointly and severally liable for all borrowings under the Loan Agreement. Unless otherwise approved by the Lender, the Company is required to use the net cash proceeds from any asset disposition or the issuance of equity securities (excluding issuances to employees or another borrower) or debt securities to prepay, first, the Term Loan and, if any proceeds remain, to pay down the Revolver. The Company received approval from the Lender to use net proceeds from a preferred stock issuance completed subsequent to June 30, 2014 to pay down the Revolver (see Note 10 for further disclosure of the preferred stock issuance).

The Loan Agreement includes various representations, warranties, affirmative and negative covenants, events of default, remedies and other provisions customary for a transaction of this nature. In addition, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. For the months ended April 30, 2014, May 31, 2014 and June 30, 2014, the Company was not in compliance with the amended financial covenants. On June 11, 2014, the Lender issued to the Company a notice of default and reservation of rights letter in which the Lender notified the Company that it reserves any and all of the rights, privileges and remedies available to it under the Loan Agreement. We can give no assurances that we will be able to comply with the financial covenants, as amended, in future periods and cure the event of default that has occurred as a result of noncompliance with these covenants. If we continue to violate these covenants in future periods and the Lender does not waive the violations or amend the Loan Agreement to reflect covenants with which we could comply, the Lender could demand payment of all balances outstanding under the Loan Agreement. Such action by the Lender would have a material adverse effect on the Company’s ability to continue operations.

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

Beginning in September 1998 and continuing through the date of filing of this Quarterly Report on Form 10-Q, the Company has been named as an additional defendant in approximately 241 cases pending in state court in Massachusetts and one in the state of Washington. The plaintiffs in each case assert that a division of the Company manufactured and furnished components containing asbestos to a shipyard during the period from 1948 to 1972 and that injury resulted from exposure to such products. The assets of this division were sold by the Company in 1973. During the process of discovery in certain of these actions, documents from sources outside the Company have been produced that indicate the Company appears to have been included in the chain of title for certain wall panels that contained asbestos and were delivered to the Massachusetts shipyards. Defense of these cases has been assumed by the Company’s insurance carrier, subject to a reservation of rights. Settlement agreements have been entered in approximately 40 cases with funds authorized and provided by the Company’s insurance carrier. Further, over 185 cases have been terminated as to the Company without liability to the Company under Massachusetts procedural rules. Therefore, the balance of unresolved cases against the Company as of June 30, 2014, the most recent date for which information is available, is approximately 16 cases. While the Company cannot estimate potential damages or predict what the ultimate resolution of these asbestos cases may be because the discovery proceedings on the cases are not complete, based upon the Company’s experience to date with similar cases, as well as the assumption that insurance coverage will continue to be provided with respect to these cases, at the present time, the Company does not believe that the outcome of these cases will have a significant adverse impact on the Company’s operations or financial condition.

On February 5, 2013, the Company was notified by one of its customers that certain product purchased by that customer had quality issues. On March 11, 2013, the Company and the customer entered into an agreement whereby the Company agreed to reimburse the customer for reasonable costs and expenses incurred on or before December 31, 2013 by the customer in its efforts to resolve the quality issue. In 2012 and 2013, the Company recorded expense of $50,000 and approximately $114,000, respectively, for costs to be reimbursed to the customer pursuant to the terms of the agreement. In June, 2014, the Company recorded expense of approximately $51,000 for additional expenses incurred by the customer prior to December 31, 2013 that were reimbursed by the Company. As of June 30, 2014, all reimbursements of claims by the customer had been paid.

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

10. Subsequent Event

On August 11, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 100,000 shares of Series D Preferred Stock and to establish the relative rights, preferences, qualifications, limitations and restrictions of such Series D Preferred Stock. The Certificate of Designation became effective upon such filing. On August 12, 2014, the Company issued 40,000 shares of its newly authorized Series D Preferred Stock to certain accredited investors pursuant to a Purchase Agreement executed with those investors for aggregate consideration of $200,000. Net proceeds from the offering will be used by the Company to fund working capital and for general corporate purposes. Paul Luber and Graeme Jack, each a member of the Company’s board of directors, purchased 5,000 shares each of Series D Preferred Stock for aggregate consideration of $50,000. Anthony Johnston, the Company’s Chairman and Chief Executive Officer, purchased 6,000 shares of Series D Preferred Stock for total consideration of $30,000. A description of the rights, preferences and limitations of the Series D Preferred Stock is set forth in “Part II – Item 5 – Other Information – Amendment to Articles of Incorporation; Material Modifications to Rights of Security Holders” in this Quarterly Report on Form 10-Q.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overall Results and Outlook

Consolidated net sales for the first six months of 2014 decreased by $1,070,509 to $6,172,263 as compared to the first six months of 2013, representing a 14.8% decrease. This decrease was primarily attributable to decreases in locker and mailbox revenue partially offset by an increase in contract manufacturing revenue. Pre-tax operating results improved to a pre-tax loss of $784,631 for the first six months of 2014 from pre-tax loss of $1,264,229 for the first six months of 2013. After-tax operating results improved to a net loss of $793,842 for the first six months of 2014 from a net loss of $1,276,614 for the first six months of 2013. Net loss per share (basic and diluted) was $0.48 for the first six months of 2014, a $0.28 improvement from a net loss per share (basic and diluted) of $0.76 for the first six months of 2013.

Net Sales

Consolidated net sales for the six months ended June 30, 2014 were $6,172,263, a decrease of $1,070,509, or 14.8%, compared to net sales of $7,242,772 for the same period of 2013. Sales of lockers for the six months ended June 30, 2014 were $3,640,570, a decrease of $543,750, or 13.0%, compared to locker sales of $4,184,320 for the same period of 2013. The decrease is primarily attributable to the Company’s fulfillment of two large sales orders to an international customer in the first six months of 2013. No such large sales were completed in the first six months of 2014. Also contributing to the decrease were lower locker sales in Canada in the first six months of 2014 as compared to the first six months of 2013.

Sales of mailboxes were $875,526 for the six months ended June 30, 2014, a decrease of $716,507, or 45.0%, compared to mailbox sales of $1,592,033 for the same period of 2013. Decreased mailbox sales in the first six months of 2014 were attributable to the Company’s fulfillment of a large Series 2900 order to the U.S. Postal Service in the first six months of 2013 as well as decreased sales of Horizontal and Horizontal 4C units in the first six months of 2014 as compared to the first six months of 2013.

Sales of contract manufacturing services were $1,381,211 for the six months ended June 30, 2014 compared to $810,904 for the same period of 2013, representing an increase of $570,307, or 70.3%. Contract manufacturing includes precision sheet metal fabrication of metal furniture, electrical enclosures and other metal products for third party customers. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing it to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues through the first six months of 2014 is directly attributable to the Company’s efforts to aggressively grow this segment of our business.

Concession revenues for the six months ended June 30, 2014 were $274,956, a decrease of $380,559 or 58.1% from concession revenues of $655,515 for the same period of 2013. In February 2014, the Company sold to a third party the lockers, kiosks and other assets related to a locker concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The decrease in concession revenue in 2014 is directly attributable to this sale and subcontract agreement.

	Six months ended June 30,		Dollar	Percentage
	2014	2013	Increase/(Decrease)	Increase/(Decrease)
Lockers	$3,640,570	$4,184,320	$(543,750)	(13.0%	)
Mailboxes	875,526	1,592,033	(716,507)	(45.0%	)
Contract manufacturing	1,381,211	810,904	570,307	70.3%
Concession revenues	274,956	655,515	(380,559)	(58.1%	)
Total	$6,172,263	$7,242,772	$(1,070,509)	(14.8%	)

Gross Margin

Consolidated gross margin for the six months ended June 30, 2014 was $808,748, or 13.1% of net sales, compared to $1,754,451, or 24.2% of net sales, for the same period of 2013. The decrease in gross margin as a percentage of net sales was primarily due to increased labor and overhead costs related to the Company’s growing contract manufacturing business. Additionally, a certain portion of expenses included in cost of products sold are fixed and do not vary with the fluctuation in sales from period to period. With an overall decrease in net sales of 14.8% in the first six months of 2014 compared to the first six months of 2013, these fixed costs became a larger portion of the cost of sales, contributing to a lower gross margin percentage in the first six months of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $2,132,204 or 34.5% of net sales, compared to $2,518,784 or 34.8% of net sales for the same period of 2013, a decrease of $386,580, or 15.3%. The decrease in 2014 was primarily due to (1) a decrease in legal expenses of approximately $226,000, (2) a decrease in general expenses of approximately $51,000 relating to the reimbursement by the Company of certain costs incurred by a customer to resolve a quality issue, (more fully described in Note 9 to the accompanying consolidated financial statements), (3) a decrease in public company expenses of approximately $66,000 related primarily to decreased SEC filing expenses, and (4) a decrease in pension plan costs of approximately $24,000.

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

Interest Expense

Interest expense for the six months ended June 30, 2014 was $146,607, an increase of $91,801 compared to interest expense of $54,806 for the same period of 2013. This increase in interest expense was the result of higher debt balances and higher interest rates associated with the new Loan Agreement the Company entered into with the Lender on September 30, 2013.

Income Taxes

For the six months ended June 30, 2014, the Company recorded income tax expense of $9,211, compared to income tax expense of $12,385 for the same period of 2013. The Company’s effective income tax rate was approximately (1.2)% and (1.0)% for the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $158,000, as well as permanent timing differences between expenses recorded for financial and tax reporting. In the first six months of 2013, the effective income tax rate differs significantly from the statutory rate primarily due to an increase in the deferred tax asset valuation allowance of approximately $464,000, as well as permanent timing differences between expenses recorded for financial and tax reporting. Although the Company reported a pre-tax loss in the six months ended June 30, 2014 and 2013, it was unable to record a tax benefit in either period due to corresponding changes in the deferred tax asset valuation allowance, causing the effective income tax rate to be negative.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overall Results

Consolidated net sales for the second quarter of 2014 decreased 18.4%, or $750,231, to $3,338,054 when compared to net sales of $4,088,285 for the same period of 2013. Pre-tax operating losses increased to a pre-tax loss of $739,200 for the second quarter of 2014 as compared to a pre-tax loss of $254,539 for the second quarter of 2013. After-tax operating losses, including a provision for preferred stock dividends of $4,488, increased to a net loss applicable to common shareholders of $748,410 for the second quarter of 2014 from a net loss of $262,984 for the second quarter of 2013. Net loss per share (basic and diluted) was $0.44 for the second quarter of 2014, an increase from a net loss per share (basic and diluted) of $0.16 for the second quarter of 2013.

Net Sales

Consolidated net sales for the three months ended June 30, 2014 were $3,338,054, a decrease of $750,231, or 18.4%, compared to net sales of $4,088,285 for the same period of 2013. Sales of lockers for the three months ended June 30, 2014 were $1,960,749, a decrease of $341,660, or 14.8%, compared to sales of $2,302,409 for the same period of 2013. The decrease is primarily attributable to a decrease in sales of parcel packaging locker systems and lower locker sales in Canada in the second quarter of 2014 as compared to the second quarter of 2013.

Sales of mailboxes were $490,954 for the three months ended June 30, 2014, a decrease of $324,343, or 39.8%, compared to sales of $815,297 for the same period of 2013. Decreased mailbox sales were primarily driven by decreased sales of Horizontal and Horizontal 4C units in the second quarter of 2014 as compared to the second quarter of 2013.

Sales of contract manufacturing services were $806,163 for the three months ended June 30, 2014, an increase of $160,324, or 24.8%, from sales of $645,839 for the same period of 2013. The Company has focused its recent contract manufacturing efforts on selling electrical enclosures and components to Fortune 1000 customers, allowing it to benefit from the trend of bringing the manufacture of such items, previously manufactured overseas, back to the U.S. The increase in contract manufacturing revenues in the second quarter of 2014 is directly attributable to the Company’s efforts to grow this segment of our business.

Concession revenue for the three months ended June 30, 2014 was $80,187, a decrease of $244,553 or 75.3% from concession revenue of $324,740 for the same period of 2013. In February 2014, the Company sold to a third party the lockers, kiosks and other assets related to a locker concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services previously performed by the Company for the theme-park operator in exchange for the right to receive all of the payments owed to the Company under such arrangement. The decrease in concession revenue in the second quarter of 2014 is directly attributable to this sale and subcontract agreement.

	Three months ended June 30,		Dollar	Percentage
	2014	2013	Increase/(Decrease)	Increase/(Decrease)
Lockers	$1,960,750	$2,302,409	$(341,659)	(14.8%	)
Mailboxes	490,954	815,297	(324,343)	(39.8%	)
Contract manufacturing	806,163	645,839	160,324	24.8%
Concession revenues	80,187	324,740	(244,553)	(75.3%	)
Total	$3,338,054	$4,088,285	$(750,231)	(18.4%	)

Gross Margin

Consolidated gross margin for the three months ended June 30, 2014 was $474,493, or 14.2% of net sales, compared to $1,157,235, or 28.3% of net sales, for the same period of 2013, a decrease of $682,742, or 59.0%. The decrease in gross margin as a percentage of net sales was primarily due to increased labor and overhead costs related to the Company’s growing contract manufacturing business. Additionally, a certain portion of expenses included in cost of products sold are fixed and do not vary with the fluctuation in sales from period to period. With an overall decrease in net sales of 18.4% in the second quarter of 2014 compared to the second quarter of 2013, these fixed costs became a larger portion of the cost of sales, contributing to a lower gross margin percentage in the second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $236,311, or 17.3%, to $1,126,978 compared to $1,363,289 in the same period of 2013. The decrease in 2014 was primarily due to (1) a decrease in legal expenses of approximately $77,000, (2) a decrease in general expenses of approximately $51,000 relating to the reimbursement by the Company of certain costs incurred by a customer to resolve a quality issue, (more fully described in Note 9 to the accompanying consolidated financial statements), (3) a decrease in public company expenses of approximately $45,000 related primarily to decreased SEC filing expenses, and (4) a decrease in pension plan costs of approximately $25,000.

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

Interest Expense

Interest expense for the three months ended June 30, 2014 was $77,554, an increase of $49,471 compared to interest expense of $28,083 for the same period of 2013. This increase in interest expense was the result of higher debt balances and higher interest rates associated with the new Loan Agreement the Company entered into with the Lender on September 30, 2013.

Income Taxes

For the second quarter of 2014, the Company recorded income tax expense of $4,722 compared to income tax expense of $8,445 for the same period of 2013. The Company’s effective income tax rate was approximately (0.6%) and (3.3%) in the second quarter of 2014 and 2013, respectively. In both periods, the difference in the effective income tax rate from the statutory rate is primarily due to an increase in the deferred tax asset valuation allowance and permanent timing differences between expenses recorded for financial and tax reporting. Although the Company reported a pre-tax loss in the second quarters of 2014 and 2013, it was unable to record a tax benefit in either period due to corresponding changes in the deferred tax asset valuation allowance, causing the effective income tax rate to be negative.

Liquidity and Sources of Capital

The Company’s liquidity is reflected by its current ratio, which is the ratio of current assets to current liabilities, and its working capital, which is the excess of current assets over current liabilities. These measures of liquidity were as follows:

	As of June 30, 2014	As of December 31, 2013
Current ratio	0.91	0.96
Working capital deficit	$(654,510)	$(230,655)

We have incurred substantial losses in each of the last two fiscal years and in the first six months of 2014 and over this period of time our working capital has decreased substantially. These circumstances raise doubt as to the Company’s ability to continue as a going concern. Further, we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans. The independent auditor’s report on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in the 2013 Annual Report and below.

On February 14, 2014, we sold to a third party the lockers, kiosks and other assets related to locker concession services we provided under a concession arrangement with a theme-park operator and entered into a subcontract agreement pursuant to which the third party agreed to perform the locker concession and management services relating to such concession arrangement. The purchase price was $1,218,075. Net of a holdback amount of $90,000, we received proceeds of $1,128,075 at closing. While this transaction improved our short-term liquidity and working capital needs, continued cost containment and revenue increases are essential for the Company to achieve sustained profitability and strengthen our liquidity and working capital position in the long-term.

On August 11, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize 100,000 shares of Series D Preferred Stock. The Certificate of Designation became effective upon such filing. On August 12, 2014, the Company issued 40,000 shares of its newly authorized Series D Preferred Stock to certain accredited investors pursuant to a purchase agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $200,000. Net proceeds from the offering will be used by the Company to fund working capital and for general corporate purposes. A description of the rights, preferences and limitations of the Series D Preferred Stock is set forth in “Part II – Item 5 – Other Information – Amendment to Articles of Incorporation; Material Modifications to Rights of Security Holders.”

Management has focused efforts to increase core locker sales in future periods through new product development and to increase contract manufacturing revenues by continuing its efforts to grow this segment of our business. We expect continued growth in our contract manufacturing business during the remainder of 2014 as a result of these efforts. In conjunction with its focus on increasing revenues, management has taken steps to improve overall margins and profits in 2014 through cost containment, including better management of labor costs and discretionary expenditures. While these efforts resulted in minimal improvements in the second quarter of 2014, management believes its efforts will result in more substantial improvements in margins and profits in future periods. Although we expect margins and profits to improve in future periods, our operating losses in recent periods, and the negative impact these losses have had on cash flow and working capital, will likely require us to seek additional financing or other strategic alternatives to support the working capital and capital expenditure needs of our operations during the remainder of 2014. In the second quarter of 2014, our Board of Directors formed a committee to independently assess the strategic alternatives that might be available to the Company and beneficial to our shareholders.  While we will consider and pursue, where feasible, such strategic options, there can be no assurance that the actions of the Company or the committee will result in improved operating performance or improve our cash flow and working capital positions or that the Company will be able to continue operations in its current form.

Under terms of our Loan Agreement, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. For the months ended April 30, 2014, May 31, 2014 and June 30, 2014, the Company was not in compliance with the amended financial covenants. On June 11, 2014, the Lender issued to the Company a notice of default and reservation of rights letter in which the Lender notified the Company that it reserves any and all of the rights, privileges and remedies available to it under the Loan Agreement. We can give no assurances that we will be able to cure the event of default that has occurred as a result of noncompliance with these covenants or comply with the financial covenants in future periods. If we continue to violate these covenants in future periods and the Lender does not waive the violations or amend the Loan Agreement to reflect covenants with which we could comply, the Lender could demand payment of all balances outstanding under the Loan Agreement. Such action by the Lender would have a material adverse effect on the Company’s ability to continue operations.

The Company’s capital expenditures were approximately $69,000 and $51,000 for the six months ended June 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Effect of New Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required of a smaller reporting company.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. These disclosure controls and procedures are designed to provide reasonable assurance to the Company’s management and board of directors that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective, at the reasonable assurance level, to ensure that material information relating to the Company (a) is accumulated and made known to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2014, the Company issued 40,000 shares of its newly authorized Series D Preferred Stock to certain accredited investors pursuant to a Purchase Agreement executed with those investors. The purchase price was $5.00 per share for aggregate consideration of $200,000. Net proceeds from the offering will be used by the Company to fund working capital and for general corporate purposes. A description of the rights, preferences and limitations of the Series D Preferred Stock is set forth in “Part II – Item 5 – Other Information – Amendment to Articles of Incorporation; Material Modifications to Rights of Security Holders.” The Purchase Agreement contains customary representations and warranties made by the Company and by each investor. Under the terms of the Purchase Agreement, the Company has agreed to sell to each investor his pro rata portion of 192,000 shares of common stock held in treasury for a purchase price of $0.01 per share upon the conversion by such investor of his Series D Preferred Stock into shares of common stock. The Company has also granted the holders of the Series D Preferred Stock a demand registration right exercisable at any time after the Series D Preferred Stock is convertible into shares of common stock. This description of the Purchase Agreement is qualified in its entirety by reference to the complete text of the Purchase Agreement, which is attached hereto as Exhibit 10.2.

The issuance and sale of the Series D Preferred Stock was made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The recipients of the Series D Preferred Stock, each of whom is an accredited investor, represented their intentions to acquire the stock for investment only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities

On September 30, 2013, the Company entered into the Loan Agreement with the Lender for a $2.8 million revolving credit facility and a $1.2 million term loan facility. The Company used these proceeds to repay in full the outstanding indebtedness under the Company’s prior credit facilities and equipment leases with BAML and for working capital and general corporate purposes.

Under the terms of the Loan Agreement, the Company is required to comply with certain financial covenants on a monthly basis, including a maximum debt to tangible net worth ratio, a minimum fixed charge ratio and a minimum tangible net worth. For the months ended December 31, 2013, January 31, 2014, February 28, 2014, and March 31, 2014, the Company was not in compliance with these financial covenants. On April 7, 2014, the Lender waived the Company’s failure to meet these financial covenants and the parties amended the Loan Agreement to modify the ratio of debt to tangible net worth covenant, the fixed charge ratio covenant and the tangible net worth covenant. For the months ended April 30, 2014, May 31, 2014 and June 30, 2014, the Company was not in compliance with the amended financial covenants. On June 11, 2014, the Lender issued a notice of default and reservation of rights letter to the Company in which the Lender notified the Company that it reserves any and all of the rights, privileges and remedies available to it under the Loan Agreement. As a result of the defaults, the Lender may accelerate the amounts outstanding under the loan facilities. As of the date of this report, the Lender has not accelerated the repayment of the amounts outstanding under the loan facilities but may do so in the future.

We can give no assurances that we will be able to cure the events of default that have occurred as a result of noncompliance with these covenants or that we will be able to comply with the financial covenants in future periods. If we continue to violate these covenants in future periods and the Lender does not waive the violations or amend the Loan Agreement to reflect covenants with which we could comply, the Lender could demand payment of all balances outstanding under the Loan Agreement. Such action by the Lender would have a material adverse effect on the Company’s ability to continue operations.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Amendment to Articles of Incorporation; Material Modifications to Rights of Security Holders

On August 11, 2014, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware setting forth the terms of its newly authorized Series D Preferred Stock. The Series D Preferred Stock ranks senior to all of the Company’s other classes and series of capital stock, including its common stock. The rights, preferences and privileges of the Series D Preferred Stock are as follows:

●

Dividends. Holders of Series D Preferred Stock are entitled to receive cash dividends at the annual rate of 6% per share and will be paid in preference to the holders of any other class or series of capital stock. Such dividends will begin accruing on the date of issuance and will be paid only when and if a dividend payment is declared by the Board of Directors. If the dividend has not been paid or set apart in full, the Company cannot purchase or redeem any other class of capital stock unless the persons holding more than 60% of the outstanding shares of Series D Preferred Stock (the “Majority of Holders”) have given their consent.

●	Redemption. The Company may redeem the Series D Preferred Stock at any time, in whole or in part, for $5.00 per share, plus accrued and unpaid dividends.

●

Amendment of Certificate of Designation. Without the consent of a Majority of Holders, the Company may not: amend or change the Certificate of Designation in a manner that affects adversely the rights and preferences of the holders of Series D Preferred Stock; authorize or issue any class of stock ranking senior to, or on a parity with, the Series D Preferred Stock with respect to payment of dividends or distribution of assets; or authorize the merger or consolidation of the Company or the sale of all or substantially all of its assets.

●	Voting Rights. Holders of Series D Preferred Stock have no voting rights, except upon matters for which a class vote is specifically required by law or as provided in the Certificate of Designation.

●

Conversion. Any time after December 8, 2014, a holder of Series D Preferred Stock may convert each share of its Series D Preferred Stock into five shares of the Company’s common stock. Such conversion ratio may be adjusted from time to time as set forth in the Certificate of Designation.

●

Liquidation Preference. In the event of a “liquidation event,” the holders of Series D Preferred Stock are entitled to receive, in cash, a liquidating distribution of $5.00 per share, plus all accrued but unpaid dividends, before any distribution or payment may be made to the holders of shares of any other classes of capital stock. A “liquidation event” means a sale or other disposition of all or substantially all of the assets of the Company, a voluntary or involuntary liquidation or dissolution; the merger or consolidation of the Company in which the Company’s stockholders own less than 50% of the outstanding voting securities of the surviving entity; or any transaction involving the transfer of shares of capital stock of the Company in which the stockholders immediately prior to the transaction own less than 50% of the voting securities.

This description is qualified in its entirety by reference to the copy of the Certificate of Designation, which is attached hereto as Exhibit 3.1.

Entry Into a Material Definitive Agreement; Unregistered Sales of Equity Securities.

The information set forth in “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” is incorporated into this Item 5 by reference.

Triggering Event that Accelerate or Increase a Direct Financial Obligation.

The information set forth in “Part II, Item 3 – Defaults Upon Senior Securities” is incorporated into this Item 5 by reference.

Item 6. Exhibits.

Except as otherwise indicated, the following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit

Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock filed with Delaware Secretary of State on August 11, 2014 (filed herewith)

10.1

Amendment to Loan Agreement dated April 7, 2014 by and among American Locker Group Incorporated, Security Manufacturing Corporation, American Locker Security Systems, Inc. and Triumph Savings Bank, SSB, d/b/a Triumph Commercial Finance (incorporated by reference to the Company’s annual report on Form 10-K, filed with the SEC on April 10, 2014)

10.2	Purchase Agreement dated August 12, 2014 by and among American Locker Group Incorporated and certain accredited investors (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

AMERICAN LOCKER GROUP INCORPORATED

August 14, 2014	By:	/s/ ANTHONY B. JOHNSTON
Anthony B. Johnston
President and Chief Executive Officer

August 14, 2014	By:	/s/ STEPHEN P. SLAY
Stephen P. Slay
Chief Financial Officer